Form 10-Q
period 2020-09-30
Gores Holdings IV, Inc.
filed 2020-11-05
CIK 1783398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, there were 42,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,625,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS IV, INC.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$222,372	$1,120
Deferred offering costs	—	411,374
Prepaid assets	250,861	—
Total current assets	473,233	412,494
Investments and cash held in Trust Account	425,323,144	—
Total assets	$425,796,377	$412,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$3,237,605	$274,666
State franchise tax accrual	150,000	1,830
Income tax payable	114,395	—
Notes payable – related party	1,000,000	150,000
Total current liabilities	4,502,000	426,496
Deferred underwriting compensation	14,875,000	—
Total liabilities	$19,377,000	$426,496

Commitments and Contingencies:
Class A subject to possible redemption, 40,141,937 and -0- shares at September 30, 2020 and December 31, 2019, respectively (at redemption value of $10 per share)	401,419,370	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 2,358,063 and -0- shares issued and outstanding (excluding 40,141,937 and -0- shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	236	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,625,000 and 11,500,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,063	1,150
Additional paid-in-capital	9,918,588	23,850
Accumulated deficit	(4,919,880)	(39,002)

Total stockholders’ equity	5,000,007	(14,002)

Total liabilities and stockholders’ equity	$425,796,377	$412,494

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
	Three	Three	Nine	June 12, 2019
	Months Ended	Months Ended	Months Ended	(inception) through
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Professional fees and other expenses	(5,338,410)	(20,514)	(5,709,435)	(20,514)
State franchise taxes, other than income tax	(50,000)	(717)	(150,000)	(717)
Net loss from operations	(5,388,410)	(21,231)	(5,859,435)	(21,231)
Other income - interest and dividend income	39,551	—	1,092,952	—
Loss before income taxes	$(5,348,859)	$(21,231)	$(4,766,483)	$(21,231)
Income tax expense	(287)	—	(114,395)	—
Net loss attributable to common shares	$(5,349,146)	$(21,231)	$(4,880,878)	$(21,231)

Net loss per ordinary share:
Class A ordinary shares - basic and diluted	$(0.10)	$-	$(0.09)	$-
Class F ordinary shares - basic and diluted	$(0.10)	$(0.00)	$(0.12)	$(0.00)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2019
	Class A Common Stock		Class F Common Stock		Additional	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit)	Equity
Beginning Balance at July 1, 2019	-	$-	-	$-	$-	$-	$-
Sale of Class F common stock to Sponsor in July 2019 at $.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Net loss	-	-	-	-	-	(21,231)	(21,231)
Balance at September 30, 2019	-	$-	11,500,000	$1,150	$23,850	$(21,231)	$3,769

	For the Period from June 12, 2019 (inception) through September 30, 2019
	Class A Common Stock		Class F Common Stock		Additional	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit)	Equity
Balance at June 12, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Sale of Class F common stock to Sponsor in July 2019 at $.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Net loss	-	-	-	-	-	(21,231)	(21,231)
Balance at September 30, 2019	-	$-	11,500,000	$1,150	$23,850	$(21,231)	$3,769

	Three Months Ended September 30, 2020
						Retained
						Earnings/
	Class A Common Stock		Class F Common Stock		Additional	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit)	Equity
Beginning Balance at July 1, 2020	1,823,148	$182	10,625,000	$1,063	$4,569,492	$429,266	$5,000,003
Class A common stock subject to possible redemption; 40,141,937 shares at a redemption price of $10.00	534,915	54	-	-	5,349,096	-	5,349,150
Net loss	-	-	-	-	-	(5,349,146)	(5,349,146)
Balance at September 30, 2020	2,358,063	$236	10,625,000	$1,063	$9,918,588	$(4,919,880)	$5,000,007

	Nine Months Ended September 30, 2020
						Retained
						Earnings
	Class A Common Stock		Class F Common Stock		Additional	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit)	Equity
Beginning Balance at January 1, 2020	-	$-	11,500,000	$1,150	$23,850	$(39,002)	$(14,002)
Proceeds from initial public offering of Units on January 28, 2020 at $10.00 per Unit	42,500,000	4,250	-	-	424,995,750	-	425,000,000
Sale of 5,250,000 Private Placement Warrants to Sponsor on January 27, 2020 at $2.00 per Private Placement Warrant	-	-	-	-	10,500,000	-	10,500,000
Underwriters discounts	-	-	-	-	(8,500,000)	-	(8,500,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(810,743)	-	(810,743)
Deferred underwriting compensation	-	-	-	-	(14,875,000)	-	(14,875,000)
Forfeited Class F Common stock by Sponsor	-	-	(875,000)	(87)	87	-	-
Class A common stock subject to possible redemption; 40,141,937 shares at a redemption price of $10.00	(40,141,937)	(4,014)	-	-	(401,415,356)	-	(401,419,370)
Net loss	-	-	-	-	-	(4,880,878)	(4,880,878)
Balance at September 30, 2020	2,358,063	$236	10,625,000	$1,063	$9,918,588	$(4,919,880)	$5,000,007

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
		June 12, 2019
	Nine Months Ended	(inception) through
Cash flows from operating activities:	September 30, 2020	September 30, 2019
Net loss	$(4,880,878)	$(21,231)
Changes in state franchise tax accrual	148,170	717
Changes in prepaid assets	(250,861)	—
Changes in accrued expenses, formation and offering costs	3,374,313	(65,500)
Changes in income tax payable	114,395	—
Net cash used in operating activities	(1,494,861)	(86,014)
Cash flows from investing activities:
Cash deposited in Trust Account	(425,000,000)	—
Interest and dividends reinvested in the Trust Account	(323,144)	—
Net cash used in investing activities	(425,323,144)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	425,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	10,500,000	—
Proceeds from notes payable – related party	1,000,000	25,000
Repayment of notes payable – related party	(150,000)	150,000
Payment of underwriters’ discounts and commissions	(8,500,000)	—
Payment of accrued offering costs	(810,743)	—
Net cash provided by financing activities	427,039,257	175,000
Increase in cash	221,252	88,986
Cash at beginning of period	1,120	—
Cash at end of period	$222,372	$88,986
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,875,000	$—
Cash paid for income and state franchise taxes	$1,830	$—
Deferred offering costs charged to paid-in capital	$411,374	$209,687

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

At September 30, 2020, the Company had not commenced any operations. All activity for the period from June 12, 2019 (inception) through September 30, 2020 relates to the Company’s formation and initial public offering (“Public Offering”) described below, the identification and evaluation of prospective acquisition targets for a Business Combination and the entry into the Business Combination Agreement (as defined below) in connection with the Proposed Business Combination (as defined below) and transactions contemplated thereby. The Company completed the Public Offering on January 28, 2020 (the “IPO Closing Date”).

The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. Subsequent to the Public Offering, the Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Proposed United Wholesale Mortgage Business Combination

On September 22, 2020, Gores Holdings IV, Inc. (the “Company”) entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Shore Financial Services, LLC (d/b/a United Wholesale Mortgage), a Michigan limited liability company and a wholly-owned subsidiary of SFS Corp. (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company and a wholly-owned subsidiary of SFS Corp. (“UWM LLC” and, together with SFS Corp. and UWM, the “UWM Entities.”). The transactions contemplated by the Business Combination Agreement will constitute a “Business Combination” within the meaning of the Company’s Amended and Restated Certificate of Incorporation. Such transactions are hereinafter referred to as the “Proposed Business Combination.”

Pursuant to the Business Combination Agreement, as described in more detail below, (a) SFS Corp. will contribute UWM into UWM LLC, (b) the Company will acquire Class A Common Units in UWM LLC (the “UWM Class A Common Units”) and SFS Corp. will acquire Class B Common Units in UWM LLC (the “UWM Class B Common Units”), and (c) the Company will issue to SFS Corp. shares of a new non-economic Class D common stock of the Company (the “Class D Common Stock”), which will entitle the holder to 10 votes per share. Following the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will be organized in an “Up-C” structure in which all of the business of UWM will be held directly by UWM LLC and the Company’s only direct assets will consist of the UWM Class A Common Units. The Company is expected to own approximately 6% of the combined Common Units in UWM LLC and will control UWM LLC as the sole manager of UWM LLC in accordance with the terms of the amended and restated limited liability agreement of UWM LLC to be entered into in connection with the Closing. SFS Corp. is expected to retain approximately 94% of the combined Common Units in UWM LLC. Each UWM Class B Common Unit to be held by SFS Corp. may be exchanged, along with the stapled Class D Common Stock, for either, at the option of the Company, (a) cash or (b) one share of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), which will be identical to the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) except that it will entitle the holder to 10 votes per share. Each share of Class

B Common Stock is convertible into one share of Class A Common Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party.

The Business Combination Agreement and the Proposed Business Combination were unanimously approved by the Board of Directors of the Company (the “Board”) on September 22, 2020.

At the Closing, a series of transactions will occur, including the following: (a) UWM LLC will issue to SFS Corp. a number of UWM Class B Common Units equal to the quotient of the Company Equity Value (as defined in the Business Combination Agreement) divided by $10.00, minus the number of outstanding Founder Shares (as defined below) as of immediately prior to Closing; (b) the Company will contribute to UWM LLC an amount in cash equal to the Closing Cash Consideration (as defined in the Business Combination Agreement), which is expected to be approximately $896,000,000 assuming no redemptions by the Company’s stockholders; (c) UWM LLC will issue to the Company the number of UWM Class A Common Units equal to the number of issued and outstanding shares of the Class A Common Stock as of immediately prior to the Closing; and (d) the Company will issue to SFS Corp. a number of shares of the Class D Common Stock equal to the number of UWM Class B Common Units issued by UWM LLC to SFS Corp. pursuant to clause (a) above.

In addition to the consideration to be paid at the Closing, SFS Corp. will be entitled to receive an additional number of earn-out shares from the Company, issuable in shares of Class D Common Stock and UWM Class B Common Units as provided in the Business Combination Agreement, if the price of the Company’s Class A Common Stock exceeds certain thresholds during the five-year period following the Closing. The maximum number of shares to be issued in connection with the earn-out will not exceed 6% of the Company Equity Value, divided by $10.00, assuming each of the price thresholds is achieved during the earn-out period.

For further discussion of the Proposed Business Combination and the Business Combination Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed United Wholesale Mortgage Business Combination.”

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $425,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $425,000,000 Public Offering and its sale of $10,500,000 of Private Placement Warrants (See Note 3). The proposed financing for the Proposed Business Combination is discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed United Wholesale Mortgage Business Combination.”

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2020, the Trust Account consisted of money market funds.

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

As discussed above, the Company, entered into a definitive agreement for the Proposed Business Combination and intends to seek stockholder approval of the Proposed Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Proposed Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The Company will complete the Proposed Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Proposed Business Combination. Currently, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Proposed Business Combination, and instead may search for an alternate Business Combination.

In connection with a Business Combination, the Company may alternatively provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the rules of the exchange where its securities are listed.

As a result of the foregoing redemption provisions, the public shares of common stock will be recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic  480, “Distinguishing Liabilities from Equity” (“ASC 480”) in subsequent periods.

The Company will have 24 months from the IPO Closing Date to complete the Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

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

In connection with the Proposed Business Combination, the Sponsor and the Company’s officers and directors have also entered into a Waiver Agreement pursuant to which they have waived their rights to a conversion price adjustment with respect to any shares of common stock they may hold in connection with the consummation of the Proposed Business Combination. Currently, the Sponsor and the Company’s officers and directors own 20% of our issued and outstanding shares of common stock, including all the Founder Shares (as defined below).

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the periods presented. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the full year or any other period. While the Company was formed on June 12, 2019, there were no transactions or operations between inception and June 30, 2019. Therefore, these financials statements do not include comparative statements to a full nine-month period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2020.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F common stock (the “Founders Shares”). Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

							For the Period from June 12, 2019
	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2020		(inception) through September 30, 2019
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(4,271,432)	$(1,077,714)	$-	$(21,231)	$(3,563,466)	$(1,317,412)	$-	$(21,231)

Denominator:
Weighted-average shares outstanding	42,500,000	10,625,000	-	11,500,000	38,313,750	10,842,175	-	11,500,000
Basic and diluted net loss per share	$(0.10)	$(0.10)	$-	$(0.00)	$(0.09)	$(0.12)	$-	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, offering costs totaling $24,185,743 (including $23,375,000 in underwriter’s fees), and were charged to stockholders’ equity.

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

Accordingly, at September 30, 2020, 40,141,937 of the 42,500,000 public shares are classified outside of permanent equity at their redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020.

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

Investments and Cash Held in Trust Account

At September 30, 2020, the Company had $425,323,144 in the Trust Account which may be utilized for a Business Combination. At September 30, 2020, the Trust Account consisted of money market funds.

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

In addition, at September 30, 2020 and December 31, 2019, the Company had current liabilities of $4,502,000 and $426,496, respectively, and working capital of ($4,028,767) and ($14,002), respectively, largely due to amounts owed to professionals, consultants, advisors and others who worked on seeking a Business Combination or are working on the Proposed Business Combination, as the case may be, as described in Note 1 under “Proposed United Wholesale Mortgage Business Combination.” Such work is continuing after September 30, 2020 and amounts are continuing to accrue.

3.       Public Offering

Public Units

On January 28, 2020, the Company sold 42,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $425,000,000. Each Unit consists of one share of the Class A Common Stock, $0.0001 par value, and one-fourth of one redeemable Class A Common Stock purchase warrant (the “Warrants”). Each Whole Warrant entitles the holder to purchase one share of Class A Common Stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of Class A Common Stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act within 15 business days following the completion of the Business Combination covering the shares of Class A Common Stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,500,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($14,875,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

4.       Related Party Transactions

Founder Shares

On July 16, 2019, the Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On March 9, 2020, the Sponsor forfeited 875,000 Founder Shares following the expiration of the unexercised portion of underwriter’s over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The Initial Stockholders have entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 5,250,000 warrants at a price of $2.00 per warrant (a purchase price of $10,500,000) in a private placement that occurred simultaneously with the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of a Business Combination.

The Private Placement Warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless. Pursuant to certain letter agreements entered into at the time of consummating our initial public offering, the Initial Stockholders, subject to certain limited exceptions, have agreed not to transfer, assign or sell any Private Placement Warrants and any Class A Stock underlying such Private Placement Warrants until 30 days after the consummation of a Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A Common Stock) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on January 23, 2020. These holders will also have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Sponsor Loan

On July 16, 2019, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $300,000 to cover expenses related to the Public Offering. On December 31, 2019, the outstanding balance on the loan was $150,000. On January 25, 2019, our Sponsor loaned us an additional $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of September 30, 2020 or the completion of the Public Offering. These Notes were repaid in full upon the completion of the Public Offering.

On September 29, 2020, the Sponsor made available to the Company a loan of up to $1,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) June 30, 2021 or (ii) the date on which the Company consummates the Proposed Business Combination. As of September 30, 2020, the amount advanced by Sponsor to the Company was $1,000,000.

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

For the period commencing January 23, 2020 through September 30, 2020 the Company has paid the affiliate $165,161.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rate is estimated to be 21%. The provision for income taxes for the nine months ended September 30, 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2020. As of September 30, 2020, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and cash held in Trust

As of September 30, 2020, investment securities in the Company’s Trust Account consist of $425,323,144 in money market funds.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	425,323,144	425,323,144	—	—
Total	$425,323,144	$425,323,144	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A Common Stock, par value $0.0001 per share and 20,000,000 Founder Shares, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At September 30, 2020 and December 31, 2019, there were 42,500,000 and 0 shares of Class A Common Stock (inclusive of the 40,141,937 and 0 shares subject to redemption) and 10,625,000 and 11,500,000 shares of Founder Shares issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2020, there were no shares of preferred stock issued and outstanding.

10.       Risk and Contingencies

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a Business Combination and work towards completing the Proposed Business Combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

We intend to effectuate our Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt, or a combination of cash, stock and debt.

As more fully described in the section entitled “—Recent Developments—Proposed United Wholesale Mortgage Business Combination,” on September 22, 2020, we entered into a Business Combination Agreement (as defined below) pursuant to which we will complete the Proposed Business Combination (as defined below).

Recent Developments

Proposed United Wholesale Mortgage Business Combination

On September 22, 2020, Gores Holdings IV, Inc. (the “Company”) entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Shore Financial Services, LLC (d/b/a United Wholesale Mortgage), a Michigan limited liability company and a wholly-owned subsidiary of SFS Corp. (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company and a wholly-owned subsidiary of SFS Corp. (“UWM LLC” and, together with SFS Corp. and UWM, the “UWM Entities.”). The transactions contemplated by the Business Combination Agreement will constitute a “Business Combination” within the meaning of the Company’s Amended and Restated Certificate of Incorporation. Such transactions are hereinafter referred to as the “Proposed Business Combination.”

Pursuant to the Business Combination Agreement, as described in more detail below, (a) SFS Corp. will contribute UWM into UWM LLC, (b) the Company will acquire Class A Common Units in UWM LLC (the “UWM Class A Common Units”) and SFS Corp. will acquire Class B Common Units in UWM LLC (the “UWM Class B Common Units”), and (c) the Company will issue to SFS Corp. shares of a new non-economic Class D common stock of the Company (the “Class D Common Stock”), which will entitle the holder to 10 votes per share. Following the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will be organized in an “Up-C” structure in which all of the business of UWM will be held directly by UWM LLC and the Company’s only direct assets will consist of the UWM Class A Common Units. The Company is expected to own approximately 6% of the combined Common Units in UWM LLC and will control UWM LLC as the sole manager of UWM LLC in accordance with the terms of the amended and restated limited liability agreement of UWM LLC to be entered into in connection with the Closing. SFS Corp. is expected to retain approximately 94% of the combined Common Units in UWM LLC. Each UWM Class B Common Unit to be held by SFS Corp. may be exchanged, along with the stapled Class D Common Stock, for either, at the option of the Company, (a) cash or (b) one share of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), which will be identical to the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) except that it will entitle the holder to 10 votes per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party.

The Business Combination Agreement and the Proposed Business Combination were unanimously approved by the Board of Directors of the Company (the “Board”) on September 22, 2020.

The Merger Agreement

At the Closing, a series of transactions will occur, including the following: (a) UWM LLC will issue to SFS Corp. a number of UWM Class B Common Units equal to the quotient of the Company Equity Value divided by $10.00, minus the number of outstanding shares of Class F Common Stock of the Company as of immediately prior to Closing; (b) the Company will contribute to UWM LLC an amount in cash equal to the Closing Cash Consideration, which is expected to be approximately $896,000,000 assuming no redemptions by the Company’s stockholders; (c) UWM LLC will issue to the Company the number of UWM Class A Common Units equal to the number of issued and outstanding shares of the Class A Common Stock as of immediately prior to the Closing; and (d) the Company will issue to SFS Corp. a number of shares of the Class D Common Stock equal to the number of UWM Class B Common Units issued by UWM LLC to SFS Corp. pursuant to clause (a) above. The Company Equity Value is defined in the Business Combination Agreement as $16,052,000,000 minus (i) Available Cash, minus (ii) an amount, if any, by which Closing Cash is less than the Closing Cash Target, plus (iii) an amount, if any, by which Closing Cash exceeds the Closing Cash Target, which for purposes of clause (iii) shall not exceed $200,000,000.

In addition to the consideration to be paid at the Closing, SFS Corp. will be entitled to receive an additional number of earn-out shares from the Company, issuable in shares of Class D Common Stock and UWM Class B Common Units as provided in the Business Combination Agreement, if the price of the Company’s Class A Common Stock exceeds certain thresholds during the five-year period following the Closing. The maximum number of shares to be issued in connection with the earn-out will not exceed 6% of the Company Equity Value, divided by $10.00, assuming each of the price thresholds is achieved during the earn-out period.

The Business Combination Agreement may be terminated at any time prior to the Closing (whether before or after the required Company stockholder vote has been obtained) by written consent of the Company, SFS Corp. and UWM LLC or by the Company, on the one hand, and SFS Corp. and UWM LLC on the other hand in specified circumstances, including if the transactions have not been consummated by March 31, 2021 (subject to extension as set forth in the Business Combination Agreement) and the delay in closing beyond such date is not due to the breach of the Business Combination Agreement by the party seeking to terminate.

Private Placement Subscription Agreements

On September 22, 2020, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain investors, including certain individuals (each, an “Individual Investor Subscription Agreements”), institutional investors (each, an “Institutional Investor Subscription Agreement”) and Gores Sponsor IV LLC (the “Sponsor”), pursuant to which the investors have agreed to purchase an aggregate of 50,000,000 shares of Class A Common Stock in a private placement for $10.00 per share (the “Private Placement”). The proceeds from the Private Placement will be used to partially fund the cash consideration to be paid to UWM LLC at the Closing.

Each Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Business Combination Agreement is terminated in accordance with its terms; (b) upon the mutual written agreement of the parties to such Subscription Agreement; or (c) if any of the conditions to closing set forth in such Subscription Agreement are not satisfied on or prior to the Closing and, as a result thereof, the transactions contemplated by such subscription agreement are not consummated at the Closing. As of the date hereof, the shares of Class A Common Stock to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act. The Company will, within 30 days after the Closing, file with the SEC a registration statement (the “Post-Closing Registration Statement”) registering the resale of such shares of Class A Common Stock and will use its commercially reasonable efforts to have such Post-Closing Registration Statement declared effective as soon as practicable after the filing thereof.

The Sponsor’s subscription agreement (the “Sponsor Subscription Agreement”) is substantially similar to the Individual Investor Subscription Agreements, except that the Sponsor has the right to syndicate the Class A Common Stock purchased under the Sponsor Subscription Agreement in advance of the Closing. The Institutional Investor Subscription Agreement is substantially similar to the Individual Investor Subscription Agreement, except that it contains additional representations and warranties on the part of the Company and restrictions regarding the Company’s ability to delay or suspend a Post-Closing Registration Statement filed pursuant to the registration rights provided under the Institutional Investor Subscription Agreements.

Tax Receivable Agreement

At the Closing, the Company will enter into a Tax Receivable Agreement, a form of which is attached as an exhibit to the Business Combination Agreement (the “Tax Receivable Agreement”), with SFS Corp. The Tax Receivable Agreement will generally provide for the payment, upon the satisfaction of certain conditions, by the Company to SFS Corp. of 85% of the net cash savings (calculated using certain simplifying assumptions), if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (a) certain increases in tax basis resulting from transactions contemplated by the Business Combination Agreement; (b) certain increases in tax basis resulting from exchanges of UWM Class B Common Units; (c) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; (d) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement; and (e) disproportionate allocations (if any) of tax benefits to the Company as a result of section 704(c) of the Code. The Company will retain the benefit of the remaining 15% of these cash savings.

Amended & Restated Registration Rights and Lock-Up Agreement

At the Closing, the Company will enter into the Amended & Restated Registration Rights & Lock-Up Agreement (the “A&R Registration Rights Agreement”), with the Gores Holders (as defined therein) and SFS Corp. (collectively, the “Restricted Stockholders”). Pursuant to the terms of the A&R Registration Rights Agreement, (a) any outstanding share of Class A Common Stock or any other equity security (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by a Restricted Stockholder as of the date of the A&R Registration Rights Agreement or thereafter acquired by a Restricted Stockholder upon conversion of the Founder Shares, upon exercise of any Private Placement Warrants and upon conversion of any Class B Stock that SFS Corp. may receive in any future UWM Unit Exchanges and (b) any other equity security of the Company issued or issuable with respect to any such share of Class A Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights (collectively, “Registrable Securities”).

The A&R Registration Rights Agreement provides that the Company will, within 30 days after the consummation of the transactions contemplated by the Proposed Business Combination Agreement, file with the SEC a shelf registration statement registering the resale of the shares of Class A Common Stock held by the Restricted Stockholders and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but subject to SEC review and comment, in no event later than 60 days following the filing deadline. The Gores Holders and SFS Corp. are each entitled to make up to three demands for registration, excluding short form demands, that the Company register shares of Registrable Securities held by these parties. In addition, the Restricted Stockholders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the A&R Registration Rights Agreement. The Company and the Restricted Stockholders agree in the A&R Registration Rights Agreement to provide customary indemnification in connection with any offerings of Registrable Securities effected pursuant to the terms of the A&R Registration Rights Agreement.

The A&R Registration Rights Agreement further provides that SFS Corp. is subject to restrictions on the transfer of Class A Common Stock that it owns for 180 days after the completion of the Proposed Business Combination.

Our Initial Stockholders entered into letter agreements pursuant to which they agreed to restrictions on the transfer of their securities issued in the Company’s initial public offering, which (a) in the case of the Founder Shares and the Class A Common Stock underlying the Founder Shares is 180 days after the completion of a Business Combination, and (b) in the case of the Private Placement Warrants and the respective Class A Common Stock underlying the Private Placement Warrants is 30 days after the completion of a Business Combination.

Results of Operations

For the nine months ended September 30, 2020, we had net loss of ($4,880,878). Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination and activity in connection with the Proposed Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 28, 2022. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination, or transaction costs in connection with the Proposed Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination.

As indicated in the accompanying unaudited financial statements, at September 30, 2020, we had $222,372 in cash and deferred offering costs of $14,875,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination, including the Proposed Business Combination, will be successful.

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

On January 28, 2020, we consummated our Public Offering of 42,500,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $425,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 5,250,000 Private Placement Warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, to our Sponsor, at a price of $2.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,500,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $426,055,000, of which $425,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,055,000 at the closing of our Public Offering. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $1,100,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

On July 16, 2019, the Sponsor agreed to loan the Company an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organizational expenses related to the Public Offering. On July 16, 2019, the Company borrowed $150,000 against the Note, and on January 25, 2019, the Company borrowed an additional $150,000. This Note was non-interest bearing and payable on the earlier of June 30, 2020 or the completion of the Public Offering. These Notes were repaid in full upon the completion of the Public Offering.

On September 29, 2020, the Sponsor made available to the Company a loan of $1,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) June 30, 2021 or (ii) the date on which the Company consummates the Proposed Business Combination. As of September 30, 2020, the outstanding amount of the loan by Sponsor to the Company was $1,000,000.

As of September 30, 2020 and December 31, 2019, we had cash held outside of the Trust Account of approximately $222,372 and $1,120, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $1,100,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At September 30, 2020 and December 31, 2019, the Company had current liabilities of $4,502,000 and $426,496 and working capital of ($4,028,767) and ($14,002), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2020 and amounts are continuing to accrue.

We intend to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate a Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Class A Common Stock upon completion of a Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of September 30, 2020 and December 31, 2019, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriter is entitled to underwriting discounts and commissions of 5.5% ($23,375,000), of which 2.0% ($8,500,000) was paid at the closing of the Public Offering, and 3.5% ($14,875,000) was deferred. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the Deferred Discount.

Significant Accounting Policies

See Note 2, Significant Accounting Policies for a description of our significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2020 consisted solely of organizational activities and activities relating to our Public Offering, the identification of a target company for our Business Combination and entry into the Business Combination Agreement and consummation of the Proposed Business Combination. As of September 30, 2020, $425,323,144 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2020, investment securities in the Company’s Trust Account consist of $425,323,144 in money market funds. As of September 30, 2020, the effective annualized rate of return generated by our investments was approximately 0.03%.

We have not engaged in any hedging activities during the nine months ended September 30, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

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

Other than the risk factors disclosed in the preliminary proxy statement filed with the SEC by the Company on October 2, 2020, of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on January 23, 2020 or the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2020; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On September 22, 2020, the Company entered into the Subscription Agreements with certain investors, including certain individuals, institutional investors and the Sponsor, pursuant to which the investors have agreed to purchase an aggregate of 50,000,000 shares of Class A Common Stock in a private placement for $10.00 per share. See “Management’s Discussion and Analysis and Results of Operations—Recent Developments—Private Placement Subscription Agreements.”

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

Through September 30, 2020, we incurred approximately $9,310,743 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $8,500,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,875,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 23, 2020 which was filed with the SEC.

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

As of September 30, 2020, after giving effect to our Public Offering and our operations subsequent thereto, approximately $425,323,144 was held in the Trust Account, and we had approximately $222,372 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, transaction costs in connection with the Proposed Business Combination and for general corporate matters.

The proceeds from the Private Placement in connection with the Proposed Business Combination will be used to partially fund the cash consideration to be paid to UWM LLC at the Closing.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of September 22, 2020, by and among Gores Holdings IV, Inc., United Shore Financial Services, LLC and SFS Holding Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2020).

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

10.1	Form of Individual Investors Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2020).

10.2	Form of Individual Investors Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings IV, Inc. for the quarter ended September 30, 2020, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income,  (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS IV, INC.

Date: November 5, 2020	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)