Form 10-K
period 2020-12-31
UWM Holdings Corp
filed 2021-03-22
CIK 1783398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39189

UWM HOLDINGS CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware	84-2124167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 South Boulevard E.
Pontiac, MI (Address of principal executive offices)	48341 (Zip Code)

(800) 981-8898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	UWMC	New York Stock Exchange
Warrants	UWMCWS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the aggregate market value of Class A common stock held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Stock Market on June 30, 2020) was approximately $428.0 million. (Does not include shares issuable upon exercise of warrants).

As of March 18, 2021, subsequent to the consummation of our business combination, the aggregate market value of Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 18, 2021) was approximately $848 million.  (Does not include shares issuable upon exercise of warrants or conversion of UWM Exchange Units).

As of March 18, 2021, there were 103,104,205 shares of the Company’s Class A common stock, par value $0.0001 per share issued and outstanding.

i

EXPLANATORY NOTE

UWM Holdings Corporation, formerly known as Gores Holdings IV, Inc. (“Gores IV”), was originally incorporated in Delaware on June 12, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 28, 2020, we consummated our initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Stock Market.

On January 21, 2021 (the “Closing Date”), Gores IV consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated September 22, 2020 (as amended by Amendment No. 1 thereto, dated December 14, 2020, the “Business Combination Agreement”) with SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC (f/k/a United Shore Financial Services, LLC), a Michigan limited liability company (“UWM LLC”), and UWM Holdings, LLC, a Delaware limited liability company (“UWMH”). In connection with the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”, and such completion, the “Closing”), the Company was organized with an UP-C structure and (1) UWM LLC issued to SFS Corp. 1,502,069,787 UWM LLC Class B Common Units, (2) UWM LLC issued to Gores IV 103,104,205 UWM LLC Class A Units, (3) Gores IV issued 50,000,000 shares of Class A common stock, at $10.000 per share in a private placement, (4) the 10,625,000 Gores IV’s Class F Stock held by the Gores IV sponsor was converted into shares of Gores IV Class A Common stock and (5) Gores IV issued 1,502,069,787 shares of Class D common stock (non-economic, voting stock) to SFS Corp.  As a result, UWM became an indirect subsidiary of Gores IV. In connection with the Transactions, Gores IV changed its name to UWM Holdings Corporation (the “Company”). Unless otherwise indicated or the context otherwise requires, when used in this Annual Report, the term “UWMC” means UWM Holdings Corporation, “UWM” means United Wholesale Mortgage, LLC and “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

Additionally, unless otherwise stated or the context indicates otherwise, the financial statements and financial information contained in this Annual Report on Form 10-K, including in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are those of Gores IV prior to the Closing, and any financial information of the Company as of any date following the Closing or of UWM prior to the Closing is that of UWM.

During the year ended December 31, 2020 and prior to the Business Combination Transaction, Gores IV was a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Prior to the Business Combination, Gores IV neither engaged in any operations nor generated any revenue. Until the Business Combination, based on Gores IV’s business activities, the Company was a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because the Company had no operations and nominal assets consisting almost entirely of cash.

The audited consolidated financial statements of UWM LLC, which is considered the Company’s accounting predecessor, are included in Amendment No. 2 to the Company’s Current Report on Form 8-K, which is anticipated to be filed with the Securities and Exchange Commission (the “SEC”) on or about March 22, 2021.

GLOSSARY OF TERMS

Terms	Definitions
“Fannie Mae”

The Federal National Mortgage Association is a government-sponsored enterprise that purchases qualifying mortgage loans from mortgage lenders, packages them together, and sells them as a mortgage-backed security to investors on the secondary market.

“FHA”	The Federal Housing Administration is a governmental agency that provides mortgage insurance on loans made by FHA-approved lenders.

“Forward-settling Loan Sale Commitment” or “FLSC” or “TBA”

A forward-settling Loan Sale Commitment (also referred to as a FLSC or a TBA) is a forward derivative that requires a mortgage lender to commit to deliver at a specific future date a mortgage-backed security issued by Fannie Mae, Freddie Mac or guaranteed by Ginnie Mae which is collateralized by an undesignated pool of mortgage loans.

“Freddie Mac”

The Federal Home Loan Mortgage Corporation is a government-sponsored enterprise that purchases qualifying mortgage loans from mortgage lenders, packages them together, and sells them as a mortgage-backed security to investors on the secondary market.

“Ginnie Mae”

Government National Mortgage Association is a government-owned corporation that guarantees mortgage-backed securities that have been guaranteed by a government agency, mainly the Federal Housing Administration and the Veterans Administration.

“GSE”	Government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

“Independent Mortgage Advisors”

Licensed residential mortgage officers or entities, including brokers that arrange for funding of mortgage loans, or banks, credit unions or other entities that use their own funds or warehouse facilities to fund mortgage loans, but in any case do not underwrite or otherwise make the credit decision with regard to such mortgage loans.

“interest rate lock commitment” or “IRLC”	An interest rate lock commitment is a binding agreement by a mortgage lender with a borrower to extend a mortgage loan at a specified interest rate and term within a specified period of time.

“loan officers”	We use the term loan officers to refer to the individual employees of our clients. Each loan officer is licensed, or exempt from licensure, in the state or states in which he or she operates.

“mortgage-backed security” or “MBS”

Mortgage-backed securities, or MBSs, are securities that are secured by a pool of mortgage loans, which does not include the MSRs which are separated from the mortgage loan prior to the mortgage loan being placed in the pool and are therefore not part of the collateral.

“mortgage servicing rights” or “MSRs”	Mortgage servicing rights, or MSRs, are the right to service a mortgage loan for a fee, which rights are separated from the mortgage loan once the mortgage loan is sold in the secondary market.

“Retail Mortgage Lender”

A lender that both offers mortgage loans directly to individual borrowers and underwrites the mortgage loans. Certain Retail Mortgage Lenders also package the mortgage loans for sale in the secondary market.

“To Be Announced market”

The To Be Announced market is a secondary market where FLSCs or TBAs are sold by lenders seeking to hedge the risk that market interest rates may change and lock in a price for the mortgages they are in the process of originating.

“USDA loans”	Mortgage loans guaranteed by the United States Department of Agriculture.

“warehouse facilities”

We use the term warehouse facilities to refer to our loan funding facilities, which are primarily in the form of master repurchase agreements, that are used to fund the origination of our mortgage loans.

“Wholesale Mortgage Lender”

A lender that originates (underwrites) mortgage loans arranged by Independent Mortgage Advisors, either by using its own funds to close the loan, or by acquiring such mortgage loan that close in the name, and use the funds, of an Independent Mortgage Advisor shortly after closing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements in this report may include statements relating to:

•	the future financial performance of our business;

•	changes in the market for our services;

•	expansion plans and opportunities;

•	our future growth, including our pace of loan originations;

•

our ability to implement our corporate strategy, including retaining our dominant position in the wholesale lending channel, and the impact of such strategy on our future operations and financial and operational results;

•	our strategic advantages and the impact that those advantages will have on future financial and operational results;

•	the advantages of the wholesale market;

•	industry growth and trends in the wholesale mortgage market and in the mortgage industry generally;

•	our approach and goals with respect to technology;

•	our current infrastructure, client-based business strategies, strategic initiatives and product pipeline;

•	the impact of various interest rate environments on our future financial results of operations;

•	our evaluation of competition in our markets and our relative position;

•	our accounting policies;

•	macroeconomic conditions that may affect our business and the mortgage industry in general;

•	political and geopolitical conditions that may affect our business and the mortgage industry in general;

•	the impact of the COVID-19 pandemic, or any other similar pandemic or public health situation, on our business and the mortgage industry in general; and

•

other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements involve estimates and assumptions which may be affected by risks and uncertainties in the Company’s business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement including those risks set forth below in Risk Factor Summary and the other risks and uncertainties indicated in this report, including those set forth under the section entitled “Risk Factors.”

All forward-looking statements speak only as of the date of this report and should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

Investing in our common stock involves substantial risk. Our ability to execute on our strategy also is subject to certain risks. The risks described under the heading “Risk Factors” immediately following the Business Section below may cause us not to realize the full benefits of our competitive strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges and risks we face include the following:

•	our dependence on macroeconomic and U.S. residential real estate market conditions, including changes in U.S. monetary policies that affect interest rates;
•

our reliance on our warehouse facilities to fund mortgage loans and otherwise operate our business, leveraging of assets under these facilities and the risk of a decrease in the value of the collateral underlying certain of our facilities causing an unanticipated margin call;

•	our ability to sell loans in the secondary market, including to government sponsored enterprises , and to securitize our loans into mortgage-backed securities through the GSEs and Ginnie Mae;
•

our dependence on the GSEs and the risk of changes to these entities and their roles, including, as a result of GSE reform, termination of conservatorship or efforts to increase the capital levels of the GSEs;

•	changes in the GSEs’, FHA, USDA and VA guidelines or GSE and Ginnie Mae guarantees;
•

our dependence on licensed residential mortgage officers or entities, including brokers that arrange for funding of mortgage loans, or banks, credit unions or other entities that use their own funds or warehouse facilities to fund mortgage loans, but in any case do not underwrite or otherwise make the credit decision with regard to such mortgage loans  to originate mortgage loans;

•

the unique challenges posed to our business by the COVID-19 pandemic and the impact of governmental actions taken in response to the pandemic on our ability to originate mortgages, our servicing operations, our liquidity and our team members;

•	the risk that an increase in the value of the MBS we sell in forward markets to hedge our pipeline may result in an unanticipated margin call;
•	our inability to continue to grow, or to effectively manage the growth of, our loan origination volume;
•	our ability to continue to attract and retain our Independent Mortgage Advisor relationships;
•	the occurrence of a data breach or other failure of our cybersecurity;
•	loss of key management;
•	reliance on third-party software and services;
•	reliance on third-party sub-servicers to service our mortgage loans or our mortgage servicing rights ;
•	intense competition in the mortgage industry;
•	our ability to implement technological innovation;
•

our ability to continue to comply with the complex state and federal laws regulations or practices applicable to mortgage loan origination and servicing in general, including maintaining the appropriate state licenses, managing the costs and operational risk associated with material changes to such laws;

•	errors or the ineffectiveness of internal and external models or data we rely on to manage risk and make business decisions;
•	loss of intellectual property rights;
•	risk of counterparty terminating servicing rights and contracts;
•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•	the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and team members.

PART I

ITEM 1. BUSINESS

The following discussion reflects the business of UWM Holdings Corporation. “We,” “us” and “our” generally refer to UWM Holdings Corporation, a Delaware corporation and its subsidiaries.

Overview

We are the second largest residential mortgage lender in the United States and the largest Wholesale Mortgage Lender in the United States, originating mortgage loans exclusively through the wholesale channel. With over 8,600 team members and a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the Independent Mortgage Advisor community. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

For the last six years including the year ended December 31, 2020, we have been the largest Wholesale Mortgage Lender in the United States by closed loan volume, with approximately 34% market share of the wholesale channel for the year ended December 31, 2020. For the year ended December 31, 2020, we originated $182.5 billion in residential mortgage loans, an increase of 69% from the prior year and closed approximately 561,000 home loans, an increase of 65%.  As a result, we generated $3.38 billion of net income for the year ended December 31, 2020, a 715% increase year-over-year.  Our 2020 mortgage production of $182.5 billion represented a 4.5% market share of all residential mortgage loans originated in the United States.

Founded in 1986 and headquartered in Pontiac, Michigan, we have built a client-focused, team-oriented culture that strives to bring superior customer service, efficiency and operational stability to our clients, the Independent Mortgage Advisors. We were ranked as a “Best Work-Place” by Inc. Magazine in 2019 and in the Top 100 Work Places by the Detroit Free Press in 2019. We received the #1 ranking in the Crain’s Detroit Fast 50 2020: Southeast Michigan’s fastest growing companies.

On January 21, 2021, Gores IV, consummated the previously announced Business Combination Agreement with SFS Corp. and UWM LLC. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement, UWM became an indirect subsidiary of Gores IV. In connection with the Transactions, Gores IV changed its name to UWM Holdings Corporation.  We began trading on the New York Stock Exchange on January 22, 2021 under the ticker symbol UWMC.

Strategy

Our principal strategy that has driven our substantial growth over the past years, is our strategic decision to operate solely as a Wholesale Mortgage Lender – thereby avoiding conflict with our partners, the Independent Mortgage Advisors and their direct relationship with borrowers. We believe that by not competing for the borrower connection and relationship, we are able to generate significantly higher loyalty and satisfaction from our clients (i.e., Independent Mortgage Advisors) who, in turn, armed with our partnership tools are positioned to direct a growing share of the residential mortgage volume nationwide.

The residential mortgage loan financing process typically involves three stages:

•

Initiate Borrower Connection. A broker or other party is approached by a potential borrower for a mortgage loan. This party advises the borrower on loan options, runs the initial credit check, gathers the borrower’s information for the loan application and submits the loan application.

•

Underwrite, Close and Fund. The borrower’s loan application is reviewed, the mortgage loan is underwritten, the borrower is approved, the closing is arranged and the loan is funded, collectively referred to as loan origination. This can be done by one entity or multiple entities.

•

Portfolio or Package and Sell mortgage loan into Secondary Market Sales. The loan is either placed into an investment portfolio (in the case of banks and typically only for certain loans tied to shorter term interest rates) or packaged together with other loans and sold as MBS to investors in the secondary market.

We refer to a “Retail Mortgage Lender” as a lender that both offers its mortgage loans directly to individual borrowers and underwrites the mortgage loans. Certain Retail Mortgage Lenders also portfolio or package the mortgage loans for sale in the secondary market.

By comparison, a “Wholesale Mortgage Lender” is a lender that originates, underwrites and closes a mortgage loan arranged by an Independent Mortgage Advisor.

We operate exclusively as a Wholesale Mortgage Lender and focus only on the wholesale channel so that we can be a true partner to our clients (all of which are Independent Mortgage Advisors). We do not work directly with the borrower during the mortgage loan financing process.

Many, if not all, of our competitors are primarily Retail Mortgage Lenders that also compete in the wholesale channel as Wholesale Mortgage Lenders. We believe that by competing in both channels, our competitors have an inherent conflict that makes them a less attractive option for Independent Mortgage Advisors when deciding which lender to work with when originating a mortgage loan. We further believe that this competitive advantage is a major reason that has and will continue to drive market share growth and loan production as the wholesale channel grows.

Integral components of our strategy are (1) continuing our leadership position in the growing wholesale channel by investing in technology and partnership tools designed to meet the needs of Independent Mortgage Advisors and their customers, (2) capitalizing on our strategic advantages which include a singular focus on the wholesale channel, a family-controlled business that can quickly adapt to market conditions and opportunities, and ample capital and liquidity, (3) employing our six pillars to drive a unique culture that we believe results in a durable competitive advantage and (4) originating high quality loans, the vast majority of which are backed directly or indirectly by the federal government, to minimize market risks and to maximize opportunity in different macroeconomic environments.

Leading in the Growing Wholesale Channel

Following the recession of 2008 and the resulting adoption of significant banking regulations, the percentage of residential mortgage loans originated by non-banks has grown significantly. Our business has represented a large percentage of that growth, but with a singular focus on the wholesale channel since 2014.

At December 31, 2020, there were approximately 400,000 federally registered mortgage loan officers in the United States. UWM’s exclusive focus on the wholesale channel has resulted in relationships with over 12,000 independent broker businesses throughout the United States, with over 45,000 associated loan officers – of which approximately 34,000 have submitted a loan to us during the year 2020. As the wholesale channel continues to grow, especially in a rising rate environment, we see a significant opportunity for many of the mortgage loan officers to join the wholesale channel.

Benefits to Borrower

•Provides Trusted Advisor in Complex Financial Instruments. Independent Mortgage Advisors serve as advisors to borrowers, leveraging their deep knowledge base of complex financial products to help borrowers make informed decisions. Independent Mortgage Advisors assist prospective borrowers in analyzing their financial situation, assessing his or her credit history and current mortgage and making an informed decision based on their personal circumstances.

•Maximizes Optionality. Independent Mortgage Advisors are able to provide borrowers with multiple options on product structure and pricing rather than being rooted in a single platform offering, which we believe empowers borrowers and enhances their borrowing experience. We believe that Independent Mortgage Advisors are able to deliver borrowers access to better rates than their Retail Mortgage Lender counterparts. As a partner to our clients, we continually strive to provide a range of residential loan options, so that our clients can match the needs of their borrowers with our product offerings.

•Streamlines and Enhances the Experience. Independent Mortgage Advisors are best positioned to be the single personalized point-of-contact for the loan process and provide borrowers a superior customer service experience.

•Aligns Interest. In the wholesale channel, the interests of the Independent Mortgage Advisor and the borrower are aligned to achieve the best outcome for the borrower—which increases borrower loyalty to the Independent Mortgage Advisor and provides a greater likelihood that the borrower will retain the advisor for future transactions.

Benefits to Independent Mortgage Advisor

•Drives Brand Recognition and Loyalty. We believe that allowing Independent Mortgage Advisors to “own” the relationship with the borrower drives client brand recognition and loyalty. When borrowers view their Independent Mortgage Advisors as the person who delivered the superior results, rather than just as a conduit to the money, they are more likely to return to that Independent Mortgage Advisor for their next residential mortgage loan, whether it is a new purchase or a refinance. Our technology provides Independent Mortgage Advisors with advanced personalized marketing tools to establish and maintain their borrower relationships.

•Offers Flexibility. We believe that Independent Mortgage Advisors and their loan officers are better served by the wholesale channel as it provides them the flexibility of matching their borrowers’ needs with the most applicable lender and lender program. A Wholesale Mortgage Lender needs to earn business every day. If the Wholesale Mortgage Lender is not faster, easier and more affordable, it will not be successful in earning that business. For example, if speed to close is the most important factor to a borrower because a purchase contract is going to expire, and a particular lender is backed up in underwriting, a loan officer that works as an Independent Mortgage Advisor can select the lender that is best positioned to meet the borrower’s requirements, whereas a “captive” loan officer cannot. Similarly, if a particular lender does not offer a product type (e.g., non-Qualified Mortgage loans which we do not offer), the needs of the borrower can still be met by arranging the loan with a different lender – that flexibility is not available for a captive loan officer.

•Protects Relationship with Borrower. Utilizing the wholesale channel with a true Wholesale Mortgage Lender allows Independent Mortgage Advisors to maintain their relationships with borrowers throughout the mortgage lending process and beyond with less risk of being replaced by the lender in the next new purchase or a refinance. Retail Mortgage Lenders that dabble in the wholesale channel do not afford this protected relationship.

•Ability to Provide Superior Sophisticated and Personalized Service. The wholesale channel allows Independent Mortgage Advisors to offer a diverse set of product options and capitalize on the benefits of scale to offer superior service, such as turn times and pull through rates, with the focus on personal service. Our suite of full-service technology platforms positions Independent Mortgage Advisors to effectively compete with banks and other non-bank loan originators by delivering a closely managed end-to-end experience for the borrower from origination through closing.

Benefits to UWM

•Access to Extensive Network. The wholesale channel offers us access to a broad network of Independent Mortgage Advisors, reducing reliance on any one entity or any geographic region.

•Volume Levels Supports Significant Automation. Our volume allows for significant investment in automating each step of the residential loan process, which in turn reduces error rates, improves customer service and enhances profitability.

•Distribute Fixed Cost Across Wider Network. Our exclusive focus on the wholesale channel reduces our fixed costs by allowing us to distribute costs across a wider network of clients. We invest in the personnel and technology resources to underwrite, close, fund and sell residential mortgage loans, which are variable based on loan origination volume. This results in a minimal fixed cost base for origination and high marginal profitability.

•Supports Scalability. We believe that our exclusive focus on the wholesale channel coupled with our efficient and centralized processes, cost structure and technology platform has resulted in a business that is highly scalable with minimal incremental investment.

Capitalizing on our Strategic Advantages

We believe that our exclusive focus on the wholesale channel along with our business model, team members, technologies and competitive position provide us with some significant strategic advantages.

•

Strong Brand Recognition. Our leading position as a Wholesale Mortgage Lender and ability to deliver superior client service provides us strong brand recognition with Independent Mortgage Advisors. As of December 31, 2020, we were the second largest residential mortgage lender in the United States and were the leading Wholesale Mortgage Lender. As of December 31, 2020, we had approximately 34% market share in the wholesale channel. Our high degree of operating leverage enables us to invest in, and deliver to our clients, a full suite of technology and workflow solutions that allow for short closing times for our clients, which contributes to long-term brand recognition with clients. Furthermore, by focusing exclusively on the wholesale mortgage market we are able to differentiate ourselves with clients as a partner in their success rather than a potential competitor.

•

Operational Excellence. We believe our exclusive focus on the wholesale channel provides us with a differentiated, client-centric business model that allows for scaled, efficient and centralized processes and the ability to focus on high quality loans. For the year ended December 31, 2020, we closed approximately 561,000 loans, with average submission to clear to close turn times of 17 days. During the nine months ended September 30, 2020, we closed an average of 9.8 loans per month per production team member, as compared to the industry average of 3.5 during the nine months ended September 30, 2020 (most recent public data). We consistently receive positive client feedback and received an 86% average monthly client Net Promoter Score (obtained through premier service) for the 2017 year through December 31, 2020 (the latest available date for such information), evidencing the effectiveness of our business model.

•

Innovative Technology Platforms. Leveraging our culture of continuous technological innovation, we have built proprietary technology platforms and exclusively license technology that support our clients and borrowers to provide what we believe to be a best-in-class client experience. We believe that our technology platforms provide us with a competitive advantage, driving client retention and offering the ability to efficiently and quickly achieve closings on loan originations. We offer our clients a complete platform with a highly efficient, external-facing interface that includes required regulatory and compliance mechanisms. We seek to continuously improve and innovate our technology platforms and have a team of approximately 1,000 full-time team members committed to our information systems and technologies.

•

Focus on High Quality, Agency Loans. We focus on the underlying credit quality of mortgage loans that we originate, with a vast majority of loans representing conforming, agency production. For the year ended December 31, 2020, our borrowers had an average FICO score of 758. Because of our emphasis on high quality loans, we typically experience a pre-funding and post-funding defect rate that is materially lower than the industry standard.

Employing Our Six Pillars to Drive a Durable Competitive Advantage

We were founded with a simple goal in mind: attract great people, to a great workplace, and give them the tools they need to do great work. Our culture is based on six pillars:

•

People—our people are the secret to our success. We invest in our team members with continuous and real-time training so they can continue to set the standard. Team members are given a path to succeed and are rewarded for that success.

•	Service—We pride ourselves on creating a memorable service experience for every partner. Internal service among team members is critical.

•	Relationship driven—Our long-term reputation is more important than short-term gains. We place a premium on creating lasting relationships with our Independent Mortgage Advisors.
•	Thumb pointers—Team members are focused on accountability and personal responsibility. Our team members concentrate on taking ownership, improving and delivering results.
•	Continuous improvement—We develop and introduce cutting-edge, industry leading technology and information processes.
•

Fun and friendship—We are a big believer that work can (and should) be fun. It’s about finding your passion and purpose—but always leaving time for friendship and comradery. We have won numerous best workplace rewards, including Fortune’s 100 Best Workplaces for Millennials.

These core principles influence everything we do and form the basis of our client-focused culture. In addition to providing superior customer service to our clients, we also take business actions to support our clients.

Originating High Quality Loans Backed Directly or Indirectly by the Federal Government to Minimize Risks and to Maximize Opportunity in Different Macroeconomic Environments

An integral component to our strategy is to originate high quality loans which are backed directly or indirectly by the federal government, to minimize market risks and to maximize opportunity in different macroeconomic environments.

We seek to originate high quality agency loans throughout the United States. For the year ended December 31, 2020, our borrowers had an average FICO score of 758. The following charts illustrate our loan originations portfolio by type and FICO score mix in the year ended December 31, 2020:

Residential Mortgage Loans by Type for the

Year ended December 31, 2020

1%
15%
84%
Conventional Conforming
FHA/VA/USDA
Other

Percentage of UWM's Loan Production by Borrower's FICO

Score for the Year ended December 31, 2020

Our robust loan process also reduces potential liability under our representations and warranties commitments to purchasers of our loans in the secondary market.

We seek to have a balanced loan origination business model, with relatively higher purchase over refinancing mix which we believe has demonstrated the ability to deliver strong, stable and consistent growth in mortgage loan origination volume and profitability through both high and low interest rate cycles.  Our model is focused on the origination business, with a specific focus on purchase loans; this area of the market has grown consistently over the last several years and, we believe, is more durable with respect to interest rate fluctuations than the refinance market. Historically, residential purchase mortgage loan origination volume has experienced less volatility in response to interest rate movements than the refinancing mortgage loan origination volume. Consequently, we believe that by focusing on the purchase business we will be better positioned to deliver consistent growth in increasing and decreasing rate environments. In rising interest rate environments, we believe that our demonstrated reputation for excellent client service and short loan closing times will drive continued purchase mortgage volume, our broad client base will allow us to capitalize on lead generation and our cost structure will allow us to be more competitive on margins.

The table below shows our purchase and refinance loan origination growth in an increasing interest rate cycle in 2017 and 2018.

We currently retain the majority of MSRs associated with our production today, but we have, and intend to continue to opportunistically sell servicing depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. In addition, our wholesale only business is uniquely positioned to capture purchase originations and, we believe, provides a competitive advantage relative to correspondent or diversified/retail origination models.

Market Opportunity

Residential Mortgage Loan Originations Continue to Grow. According to the Federal Reserve, residential mortgages represent the largest segment of the broader U.S. consumer finance market. In 2020, annual residential mortgage origination volume reached $3.7 trillion, with an average volume of $2.2 trillion over the last five years. According to the Mortgage Bankers Association, there was approximately $11.1 trillion of residential mortgage debt outstanding in the U.S. as of December 31, 2020 and is forecasted to increase to $12.4 trillion by the end of 2022. Based on industry estimates, our management expects that total residential mortgage loan originations, for purchases and refinances, will be approximately $2.5 trillion in 2021.

Shifting demographics and steady appreciation in home prices has driven higher mortgage purchase volumes and therefore increased residential mortgage loan originations for purchases:

New Home Sales and Existing Home Sales	Purchase Volume Aided by Steady House Price Appreciation

Source: U.S. Census Bureau; SAAR refers to seasonally adjusted annual rate

Meanwhile, low interest rates continue to drive refinancing residential loan originations:

Note: Primary and secondary mortgage rates reflect average 30-year rates as of February 2021

Sources: U.S. Census Data; FactSet; Bloomberg; Freddie Mac

Transition to Non-Bank Originators. During the 2008 financial crisis, many mortgage lenders, particularly non-agency lenders, suffered substantial losses in their portfolios, and were required to repurchase significant numbers of loans previously sold. They were subsequently unable to sell or finance their production at profitable levels and a significant number suffered large losses. As a result, many exited the industry or consolidated, and the retail market share of the top five originators materially increased. Large banks were the initial beneficiaries of this trend and/or changes in operating strategies.

However, subsequent events have slowed this trend. Increasingly stringent financial services regulation in the wake of the passage of the Dodd-Frank Act in 2012 and the issuance of final rules implementing the U.S. Basel III capital framework in 2013, which includes more stringent capital treatment of mortgage servicing assets, have led banks to reduce their exposure to the residential mortgage industry. As is evidenced in the table here, since 2008, non-bank originators have grown from 32% of the loan origination volume to 79% in 2020.

Volume continues to Shift to Non-Bank Originators Sources: Inside Mortgage Finance; UWM information

Servicing continues to Shift to Non-Bank Servicers

As large, traditional banks reduced their mortgage footprint both in mortgage origination and retained servicing portfolios, non-bank originators and servicers have been able to meaningfully grow market share. In addition, we believe that the historically low interest rates present an opportunity to drive strong origination volume.

As a percentage of the overall mortgage market, the wholesale channel has grown and is expected to continue to grow exponentially, providing us with an opportunity to capitalize on that growth:

Sources: Inside Mortgage Finance data (historical), UWM estimates

Over the last several years, “online mortgage lenders” have become an increasing force within the industry. In 2017, the mortgage industry reached a critical inflection point where new technology and the growing use of digital mortgage applications has made it possible for the origination process to move more quickly, according to a J.D. Power study. The mortgage process, however, is not like a plane ticket, and few if any borrowers go through the process without significant interaction with another person or persons. Rather, human-enabled technology and the use of electronic document and digital applications has made the process faster, easier and more affordable provided that, there is a partner with the means to invest and implement the technology in a manner that combines the human element with these technological enhancements. We believe we are well-positioned to capture and capitalize on this trend, as we develop and provide Independent Mortgage Advisors, that have the personal connection on a nationwide basis to consumers, with access to our proprietary and exclusively licensed technology platforms to enable our clients to succeed in this changing environment.

Our Loan Programs

Over the past 8 to 10 years we have developed technologies and processes that allow us to quickly introduce and market new loan programs or to adjust for existing loan programs and to adapt services and offerings to ever-changing markets for home financing. These technologies allow us to quickly and efficiently build guidelines, rules, pricing, and controls into our loan origination platforms and workflows; generate new loan documents, disclosures and program descriptions from our systems; and distribute internal communications. By having nimble and flexible systems that are controlled internally, we believe we are better positioned to take advantage of market opportunities when they present themselves and change the direction of loan programs when the market dictates.

Conventional agency-conforming mortgage loans

Since 2012, we have been primarily focused on originating conventional, agency-eligible, loans that can be sold to Fannie Mae, Freddie Mac or transferred to Ginnie Mae pools for sale in the secondary market. Our conventional agency-conforming loans meet the general underwriting guidelines established by Fannie Mae and Freddie Mac and may be modified through special arrangements we have with these agencies. Loans that are written under the FHA program, the VA program or the USDA program are guaranteed by the governmental agencies and then transferred to Ginnie Mae pools for sale in the secondary market. All of our mortgage originations meet the definition of “Qualified Mortgage,” a quality standard established by the CFPB in 2013. For the year ended December 31, 2020, 98% of the loans originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market.

The following table summarizes our loan production by loan type for the periods indicated.

($ in thousands) Loan type	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Conventional Conforming	$ 153,525,586	$76,207,713	$33,062,045	$23,873,972
FHA/VA/USDA	27,541,347	25,563,260	7,683,734	4,574,176
Non-Agency(1)	1,480,708	5,996,199	814,367	1,078,169
Total Loan Production	$182,547,641	$107,767,172	$41,560,146	$29,526,317
Average initial loan balance	$ 325	$318	$285	$278

(1)	Represents jumbo products that are underwritten to the same guidelines as agency products and have similar risk profile but are sold to third party investors purely due to loan size.

Our Mortgage Lending Process

We believe that our highly scaled, efficient and centralized mortgage lending processes are key to our success. Utilizing our proprietary system, “Easiest Application System Ever” (EASETM), and our dedicated team members we focus on client service, and loan quality throughout the entire loan origination, underwriting and closing processes. EASETM automates the process and, based on the jurisdictional requirements of the client and borrower, automatically generates the necessary documents required by us and by the clients for applications. The entire origination, underwriting and preparation of closing documents takes place in our centralized, paperless work environment where documents and data are entered into EASETM and are reviewed, processed and analyzed based on a set of pre-determined, rules-based workflows. We focus on speed to close as it is one of the primary metrics for client satisfaction. For the year ended December 31, 2020, we delivered an average of 17 business days from loan application submission to clear to close.

Our rules-based LOS allows multiple teams to work on the same loan at the same time, to track and be alerted to missing or incomplete items, to flag items in order to alert other team members of possible deficiencies and to have visibility into the history, status and progress of loans in process. We use advanced technologies and workflow systems to assist all underwriting and operations team members in prioritizing which loans require their immediate attention and to monitor each team’s progress so workload-balancing decisions can be made among the operation teams in real time and avoid bottlenecks.

Underwriting

Our underwriting process is one of our key strategic advantages as our unique extensive training program and technology platforms allow us to produce a portfolio of high-quality loans, with an industry-leading time from submission to clear to close and maintain the superior level of client service that allows it to attract and retain our clients. All mortgage loans that we originate are underwritten in-house by our underwriting team. We invest significant time and resources in our underwriters through our robust training process to help them and us succeed. Regardless of their background or level of experience, each underwriter who joins us attends an in-house, five-week, full-time intensive training session taught by our knowledgeable underwriting trainers. Following this initial training, each underwriter is assigned a mentor to supervise them for a minimum of two weeks. This commitment to training continues throughout an underwriter’s career with us. Prior to becoming senior underwriters, our underwriters undergo an additional four weeks of intensive, full-time training followed by another two weeks of mentoring. In addition, we hold daily meetings and weekly webcasts to keep our underwriters informed and knowledgeable about industry developments. We believe that our intensive training program is an integral component of our scalability as we are able to materially increase our underwriting resources, at a consistent quality, with less labor constraints than our competitors.

Our clients have the initial communication with a potential borrower and they receive from the borrower the relevant financial and property information to run a credit check and obtain a pre-approval through one of the automated underwriting systems. Once a pre-approval has been received, an Independent Mortgage Advisor is able to seamlessly import the borrower’s information and documentation into our EASETM LOS without the need for extra data entry. One of our senior underwriters then reviews the file and, based on the loan product and the financial and other information provided, makes an underwriting decision. If the mortgage loan is approved, our system generates a “conditions to close” list based on the specifics of the borrower, the property and the loan product and a junior underwriter who generally takes ownership of the file ensuring that each of these conditions is met prior to granting a “clear-to-close”. Our underwriters will typically focus on one product line, but many are cross-trained in other loan products.

We utilize technology and automated processes throughout the underwriting process, to provide our underwriters “guard rails” and allow us to efficiently and effectively underwrite high-quality loans while mitigating risk. For example, if a loan product requires an 80% loan-to-value or a family gift is providing the portion of a deposit, our systems are programmed to automatically populate the appropriate conditions and not permit the loan to move on to the next step in the underwriting process until the appropriate documents are uploaded into the system. Another component of our check and balance processes is our loan quality review team who review multiple files for every underwriter every month. This permits us to provide real-time feedback and process improvement which contribute to a loan origination system. We believe these systems and processes serve as guard rails to support our ability to produce high-quality loans and minimize risk in the underwriting process.

Loan closings

We believe our closing process is the most efficient in the industry and results in shorter submission to clear-to-close times than any of the other major Retail Mortgage Lenders or Wholesale Mortgage Lenders. For the year ended December 31, 2020, we closed approximately 561,000 loans with an application to clear-to-close period that averaged 17 days during that period, which we believe is materially below our management’s estimate of the industry average of approximately 44 days. During the nine months ended September 30, 2020, we closed an average of 9.8 loans per month per production team member, as compared to the industry average of 3.5 during the nine months ended September 30, 2020 (most recent public data). As a company with a culture of continuous innovation, we custom-built our document management system, DocHubTM, with efficiency, ease and scalability in mind. DocHubTM allows team members to control the way they view, interact with, and deliver the documents required to close and fund loans. Our technology platforms enable it to efficiently generate all of required closing documents and permit our clients to effectively interact with the documents to provide borrowers a seamless closing.

UCloseTM, our document closing tool, allows clients to facilitate and easily control the closing process, including document generation, title company interaction and the timing of closing. In addition, we structure our closing process such that all conditions are satisfied prior to the generation of closing documents and therefore are able to provide clients and borrowers automatic funding for all closings. Once a title agent uploads the executed documents into UCloseTM, the funds are automatically wired to the appropriate parties. We believe that eliminating the hours of waiting in a title office leads to more satisfied borrowers and repeat business for us and our clients.

Capital Markets and Secondary Marketing

Overview

Our capital markets team is dedicated to maximizing loan sale profitability while at the same time minimizing operational, interest rate and market risks. This team manages the interest rate risk for the business and is responsible for interest rate lock management policies and procedures, hedging the pipeline, managing warehouse facilities and associated facility utilization and managing risk and sales of mortgage servicing rights on balance sheet. We aggregate our loan production into pools that are (i) sold to Fannie Mae or Freddie Mac or securitized through the issuance of Fannie Mae or Freddie Mac bonds, (ii) transferred into Ginnie Mae pools and securitized by us into government-insured mortgage-backed securities (together, the “secondary market”), or (iii) sold to investors in the secondary mortgage market. Our primary access to the secondary market comes from pooling and selling eligible loans that we originate through Fannie Mae, Freddie Mac, and Ginnie Mae’s securitization programs. The goal of the capital markets team is to protect margin at origination, shorten the time from loan closing to sale of the loan into the secondary market and to maximize execution at sale. Our focus on agency deliverable originations and speed to sale reduces our exposure to market volatility, liquidity risk and credit risk.

We retain servicing on loans sold for a period of time following the sale. To the extent we generate non-agency loans, these loans would typically be sold under an incentive-based servicing structure which permits us to retain servicing and control the borrower experience. Our volume, technologies, and direct access to the secondary market allow us to better control all aspects of pricing, hedging, and loan delivery while minimizing operational and market risks. Our technologies, automated workflow and experienced capital markets team allow us to quickly aggregate and sell the pools of loans in order to make efficient use of our capital and warehouse facilities.

Our hedging strategy

Our origination pipeline is exposed to interest rate volatility. During the origination, pooling, and delivery process, the pipeline value rises and falls with changes in interest rates. In addition to the value changes associated with interest rate risk, borrowers have an option to close or not close their rate lock based upon how interest rate changes impact their situations. Rising interest rates, relative to the borrower’s locked rate, create a greater incentive to close, while falling interest rates create a disincentive to close. This option to close is termed fallout risk and can be costly if not properly modeled.

We manage our interest rate exposure to maintain a near-zero exposure. Consequently, we seek to mitigate the interest rate exposure of our pipeline by employing a hedging strategy designed to minimize basis risk and maximize effectiveness. Basis risk in this case is the risk that the hedged instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we predominately utilize forward agency or Ginnie Mae TBA securities as our primary hedge instrument, which mitigates the basis risk associated with U.S. Treasury futures, Eurodollar futures or other non-mortgage instruments.

We use the Quantitative Risk Management (QRMTM) platform to model our interest rate risk positions. QRM provides industry leading risk management principles, practices and models to empower clients to measure and manage all forms of financial risk. QRM provides baseline historical fallout models that we supplement with advanced modeling techniques and monitoring programs. We have a dedicated team of statisticians, software engineers, and other business leaders solely focused on modeling and predicting the rate lock pull-through factor and evaluating the factor with every market and portfolio change. Sophisticated loan level models score the pipeline throughout the day ensuring our hedge ratios are in sync with market changes. Daily monitoring is intended to ensure the model attributes and results remain within our standards.

Repurchase and indemnification risks

Although we do not retain credit risk on the loans we sell into the secondary market, we do have repurchase and indemnification obligations to purchasers of mortgage loans for breaches under our loan sale agreements. Such agreements, including Fannie Mae and Freddie Mac master agreements, require us to make certain representations and warranties related to, among other things, the quality of the loans, underwriting of the loans in conformity with the applicable agency, FHA or VA guidelines, and origination in compliance with applicable federal, state and local laws and regulations. If we were to breach these representations and warranties, we may be required to repurchase the loan, and may be subject to other indemnification obligations.

Under the Fannie Mae and Freddie Mac framework, lenders are relieved of certain selling representations and warranties that relate to the underwriting of the borrower, the property, or the project for loans delivered to Fannie Mae or Freddie Mac. Currently, to obtain such relief, loans must achieve an acceptable payment history or a successful full-file quality control review by Fannie Mae or Freddie Mac. Under the current framework, lenders are not relieved from representations and warranties with respect to the following matters:

•	charter matters;
•	misstatements, misrepresentations, and omissions;
•	data inaccuracies;
•	clear title/first-lien enforceability;
•	compliance with laws and responsible lending practices; and
•	single-family mortgage product eligibility.

Loans sold to Fannie Mae and Freddie Mac prior to January 1, 2013 do not fall under this framework; consequently, they are subject to life of loan repurchase and indemnification obligations. Similarly, loans insured by the FHA or VA and securitized with Ginnie Mae are also subject to life of loan repurchase and indemnification obligations.

While some of the representations and warranties in our loan sale agreements may extend over the life of the loan, most of our historical repurchase activity has involved loans which defaulted within the first few years after origination. Generally, liability only arises if there is a breach of the representations and warranties in a material respect based on standards set forth under the terms of the related loan sale agreement. We attempt to limit the risk of repurchase and indemnification by structuring our operations to ensure that we originate high-quality mortgages that are compliant with the representations and warranties given in the loan sale agreements. Additionally, in certain instances we are contractually obligated to refund to the investor certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time specified in the loan sale agreements.

Infrastructure, Systems and Technologies

Advanced technologies and systems

We are a technology driven company that continuously seeks to innovate and provide superior systems to our clients, with approximately 1,000 highly trained team members dedicated to our technology and information systems located in our Pontiac, Michigan headquarters.

We focus on automating, systematizing and providing sophisticated tools for loan origination functions, but also with respect to automating and systematizing the infrastructure that supports those core operations, such as training, capital markets, accounting, human resources and facilities functions. Our integrated technology platforms create an automated, scalable, standardized and controlled end-to-end loan origination process that incorporates government/agency guidelines and loan program requirements into rules-based workflows, to ensure loans progress to closing only as conditions, guidelines and requirements are met and required information is provided and verified, and accounts for variations in state laws, loan programs and property type, among other variables.

All of our client facing systems are proprietary (other than Blink+™), developed in-house and were built to be scalable and readily modified, which allows us to quickly introduce enhanced features and to change loan program guidelines in response to market, industry and regulatory changes without excessive complex programming. Our client facing systems include:

•

InTouch Mobil App – This ground-breaking technology, just released in September 2020, is a mobile app that allows our clients to handle virtually every aspect of the lending process, from underwriting through clear-to-close, without need for a desktop computer

•

Blink+TM – A client facing point of sale (POS) system white-labeled for our clients. Blink+TM allows clients to access our products and pricing, automated underwriting system and fee templates. This solution syncs loan application data, including fees, with our EASETM program, and replaces a client’s costly existing system free of charge while encouraging lead conversion. Blink+TM integrates with Brand 360TM to convert leads into applications.

•	EASETM – Our “Easiest Application System Ever” is our primary LOS that allows clients to interact with us and to select products, lock rates and run the Automated Underwriting System (AUS).
•

DocHubTM – Our custom-built document management system that allows team members to control the way they view, interact with, and deliver the documents required to close and fund loans. The program allows us to scale business without increasing costs associated to document storage, and processes can be designed in conjunction with the document management system for maximum efficiency.

•

UCloseTM – Our tool that allows clients to facilitate and easily control the closing process, notably timing, document generation, and title company interaction and the autonomous nature of the tool promotes more timely and efficient closings.

•

Brand 360TM – Our all-encompassing marketing platform, that we offer free of charge, supports our clients’ growth and brand building capabilities. It provides useful communications tools to help our clients stay connected to borrowers and monitors home equity, new home listings, and rates to provide relevant market updates to ensure clients stay connected with potential new or repeat borrowers.

Our Blink+™ (POS) system was developed by a third party and has been white-labeled for our clients and integrated into our technology suite to provide Independent Mortgage Advisors a direct online method for communicating with us all the information required for residential loan applications. We pay the Blink+™ developer per unit transaction fees, subject to a minimum monthly fee. Pursuant to our agreement with the Blink+™ developer, the developer has agreed to not make its online platform available to other wholesale lenders for a term that extends until November 2023 (or November 2024 to the extent that we have closed at least 25,000 loans using the platform during 2023), subject to a de minimis exception that includes our prior written consent for new participants.

In addition, we have internally developed enterprise level systems that:

•	provide automated work queue prioritization, operational visibility and relevant metrics which allow us to readily detect and address bottlenecks and inefficiencies in the loan origination process,
•	use custom electronic interfaces with vendors and transaction partners, which allow us to quickly obtain and import data into our systems in a form which does not require re-keying of information; and
•	deliver desktop computer based training to efficiently and effectively train clients and internal operations teams on new programs and changes in guidelines.

We also maintain an enterprise data/metrics warehouse which provides our team with the ability to interface with statistical, analytical and reporting tools that provides senior management with visibility into key performance indicators in real time.

Data security & safeguards

The Gramm-Leach-Bliley Act and other state and federal laws require that financial institutions take measures to safeguard the security and confidentiality of the personal financial information of their clients. Some states have passed laws to further protect client information, including laws that regulate the use of Social Security numbers as identifiers, require notifications to clients if the security of their personal information has been breached and/or require us to encrypt personal information when it is transmitted electronically. We employ various in-house and third-party technologies, and network administration policies, that are designed to:

•	protect our computer network and network-accessible resources from unauthorized access;
•	protect information stored on our computer network from losses, viruses, external threats and data corruption;
•	protect the privacy of information on our computer network and with respect to transfers of information to and from our computer network; and
•	protect our computer network and system availability from malicious attacks.

In light of constantly changing threats and vulnerabilities, no computer network can be said to be impervious from attack. However, we believe that the technologies and the information security program that we have adopted are appropriate to the size, complexity and scope of services we provide, as well as the nature of the information that we handle. Currently, we have approximately 120 network and information security team members dedicated to monitoring security systems, evaluating the effectiveness of technologies against known risks and adjusting systems accordingly. In addition, we have outside firms specializing in network security perform periodic penetration testing and periodic internal audits of various information security functions. We also perform periodic audits of our systems for identity and access management.

In 2018, we built an in-house data center with backup power management systems and fire suppression technology. Our infrastructure components, including our data center, telecommunications equipment, network equipment and servers, are under maintenance agreements and are constantly monitored. Furthermore, we execute regular hardware refresh plans to prevent key systems from becoming an obstacle to growth or a liability to us. We also have a disaster recovery data center supporting our business operations as a backup to our primary data center. To date, we have not experienced an unplanned outage in any data center. To address unexpected natural or man-made issues, we have implemented and regularly test disaster recovery and business continuity plans for critical systems. These plans include support that enables all of our users to work from a remote office or home with exceptional efficiency and effectiveness of infrastructure. In response to the COVID-19 pandemic, we relied on these plans to continue to originate over $31.1 billion in mortgage loans during the second quarter of 2020 with a significant portion of team members working remotely for at least a portion of their work week.

Overview

In addition to loan origination, we derive revenue from MSRs related to our loan originations. After a loan is originated, loan servicers manage payments, delinquencies, and other administrative functions of mortgages for third party investors. They derive contractual revenue from servicing fees on the UPB of the loans in their servicing portfolio as well as other ancillary income. The net present value of these expected future cash flows is represented on the balance sheet as MSRs. MSR valuations have traditionally increased with increased interest rates because higher rates lead to decreased prepayments, thereby extending the average life of the asset and increasing related expected cash flows. Conversely, decreases in long term interest rates generally result in a decrease in the value of the MSR portfolio due to the expectation of higher prepayments. As such, MSR cash flows provide a natural hedge to originations, as volumes tend to decline in rising interest rate environments and increase in declining interest rate environments.

We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market. We utilize two sub-servicers to service the loans for which we have retained servicing rights, one of which is a bank and one is a non-bank lender. By diversifying the type of subservicer, as well as splitting the MSR portfolio amongst two well recognized and capitalized subservicers, we believe it mitigates against certain risks inherent in the servicing business (whether done internally or outsourced to a subservicer). Our team of approximately 34 servicing oversight professionals is responsible for monitoring our sub-servicers. We have a robust sub-servicer oversight program to ensure a high level of borrower satisfaction and to support the relationships between those borrowers and our clients. Our in-house servicing team performs daily, monthly and quarterly testing to determine performance metrics and ensure agency and regulatory compliance and provides regular updates to our executive leadership team. We contractually obligate our sub-servicers to maintain appropriate licenses where required, maintain their approved servicer status with the applicable agencies and adhere to the applicable agency, investor or credit owner servicing guidelines and requirements in their servicing of mortgage loans for us. Our internal audit team and external vendors perform reviews of our servicing oversight program and operations. Our servicing team addresses any deficiencies with sub-servicers to ensure corrective action and controls are implemented.

As of December 31, 2020, our servicing portfolio consisted of 606,688 loans with an aggregate UPB of approximately $188.3 billion. At that date, the average loan size in the portfolio was $310 thousand, the weighted average loan to value ratio of those loans was 72.18, the note rate was 3.13%, and the weighted average FICO score was 754. At that date, approximately 99.9% of the loans in the portfolio were fixed rate loans and less than 0.1% of the loans were adjustable rate mortgages.

We have experienced delinquency rates in our servicing portfolio that are lower than the industry average, with the percentage of UPB of non-forbearance mortgage loans that are 60 or more days delinquent in payments (referred to as the “60+ delinquency rate”) of 0.40% as of December 31, 2020. We attribute this to both our commitment to high quality originations and our focus on client service within the servicing portfolio.

Advance obligations

As a servicer, we are obligated to service the loans according to the applicable agency, investor or credit owner guidelines and law. These obligations may require that we advance certain funds to securitization trusts and to others in the event that the borrowers are delinquent on their monthly mortgage payments. When a borrower remains delinquent, we may be required to advance principal and interest payments to the securitization trusts on the scheduled remittance date. We may also be required to advance taxes, insurance payments, legal fees, and maintenance and preservation costs with respect to property that is subject to foreclosure proceedings. These advances create a receivable due to us from the securitization trusts and/or borrower, and we recover these funds from the securitization trusts, from the borrower or from the proceeds of the sale of property in foreclosure. As of December 31, 2020, we had receivables of $60.1 million which are due to us from the securitization trusts and/or borrowers.

Competition

Competition in the residential mortgage loan origination market is intense. Institutions offering to make residential mortgage loans, regardless of the channel, include regional and community banks, thrifts, credit unions, mortgage banks, mortgage brokers, brokerage firms, insurance companies, and other financial institutions.

Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Other competitors, such as lenders who originate mortgage loans using their own funds, or direct retail lenders who market directly to homeowners, may have more operational flexibility in approving loans. Additionally, we operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

Licensing requirements have made it difficult for independent mortgage loan originators to take the place of the banks that have left the mortgage sector. The uneven nature of state regulation and considerable number of licenses required create a high barrier to entry. We believe our position as a leading Wholesale Mortgage Lender already registered or licensed to originate loans in all 50 states and the District of Columbia allows us to continue to capitalize on the opportunities created by the decline in mortgage lending by banks.

Competition for mortgage loan originations takes place on various levels, including brand awareness, marketing, convenience, pricing, and range of products offered. Notwithstanding the regulatory issues they face, banks that provide other financial services to homeowners may have advantages in soliciting home loans to their clients and have access to capital through deposits at lower costs than our warehouse facilities. However, despite these competitive pressures, we were able to grow originations from $29.5 billion in 2017 to $182.5 billion in 2020. We have increased our share of the retail mortgage market due to a client-centric, disciplined, centralized approach to origination. In the face of significant changes in the mortgage market, including reductions in both overall and non-agency originations, we have maintained our commitment to high credit quality loans. Our focus on technology and process improvements creates a more efficient origination system for both us and our clients. This has been rewarded with strong customer service scores, which we believe is a significant competitive advantage. Our financial and operational scale also enables us to direct resources in response to broader market trends in a manner that drives both meaningful profitability and expands market share. This includes targeting segments of the market experiencing increasing demand by use of funds (e.g. purchase or refinancing or specific geographies).

Government Regulations Affecting Loan Originations and Servicing

Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, FTC and various other state and quasi-governmental agencies that license, audit and conduct examinations of our mortgage servicing and origination activities. The 2008 financial crisis in general, and the related tumult in the residential mortgage market in particular, placed the residential mortgage industry under increased regulatory and public scrutiny and resulted in stricter and more comprehensive regulation of our business and of our clients. Rules, regulations and practices that have been in place for many years may be changed, and new rules and regulations have been, and may continue to be, introduced in order to address real and perceived problems in our industry. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance and collaborate across our legal, operations, underwriting and IT teams to maintain our compliance systems. We believe that the complexity of governmental regulations and the cost of compliance provides barriers to entry and limits market participants to those who believe that whose volume supports such costs. Furthermore, regulations that affect participants in the residential mortgage lending process, such as Independent Mortgage Advisors, provide us an opportunity to capitalize on our technology platform to develop a process that is faster, easier and more affordable for the Independent Mortgage Advisors and by extension the consumer.

Our loan origination and loan servicing operations are primarily regulated at the state level by state licensing authorities and administrative agencies, with additional oversight from the CFPB. We must apply for licensing as a mortgage banker or lender and/or loan servicer pursuant to applicable state law where licensure is required. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review. In addition, our clients are subject to extensive regulation at the state level by state licensing authorities and administrative agencies. As described above, we monitor our clients’ compliance with applicable laws and regulations as a part of our enterprise risk management approach.

Our loan origination and loan servicing operations are licensed or registered in all 50 states and the District of Columbia where licensure or registration is required, and we incur significant ongoing costs to comply with these licensing and examination requirements. In addition, from time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing and origination activities. GSEs, the FHFA, the USDA, Ginnie Mae, HUD, various investors, non-agency securitization trustees and others also may subject us to periodic reviews and audits.

These federal and state laws, regulations and rules to which we or our clients are subject affect, among other things:

•	the loan application process and disclosures;
•	the use and handling of credit information and the reporting of credit information;
•	the use and handling of non-public personal information;
•	the marketing and advertising activities of our clients;
•	the manner in which home appraisals are obtained;
•	our underwriting activities and credit determination;
•	the manner in which we close loans and the related disclosures;
•	the funding of our loans;
•	how we service our loans and escrow administration;
•	disclosures and notices that we or our clients are mandated to provide to consumers;
•	the terms and conditions under which we must offer borrower loss mitigation programs for our servicing borrowers;
•	our collection and reporting of statistical data regarding consumers;
•	the precautions against money-laundering and doing business with suspected terrorists required of us;
•	real estate settlement procedures;

•	compliance with net worth, line of credit and financial statement delivery requirements;
•	the establishment of maximum interest rates, finance charges and other charges or fees that we may charge or pay;
•	secured transactions; and
•	our collection, foreclosure, repossession and claims-handling procedures in the event of a mortgage loan default.

The extensive nature and scope of these laws and regulations applicable to us, and the judicial and administrative decisions interpreting them, impose significant obligations, costs and reporting requirements on all parts of our operations, and require us to devote significant resources to ensure we are compliant, all of which adds to administrative and overhead costs.

We are subject to numerous federal consumer protection laws and regulations with respect to our own lending activities, including, but not limited to:

•

TILA, including its implementing Regulation Z, which regulate mortgage loan origination activities, require certain disclosures be made to borrowers throughout the loan process regarding terms of mortgage financing, provide for a three-day right to rescind on some transactions, regulate certain higher-priced and high-cost mortgages, require lenders to make a reasonable and good faith determination that consumers have the ability to repay the loan, mandate home ownership counseling for mortgage applicants, impose restrictions on loan originator compensation, and apply to certain loan servicing practices;

•	certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which, among other things prohibits unfair, deceptive or abusive acts or practices;
•

the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, which regulate the use and reporting of information related to the credit history of consumers, require disclosures to consumers regarding the use of credit report information in certain credit decisions and require lenders to undertake remedial actions if there is a breach in the lender’s data security;

•

the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and requires certain disclosures to applicants for credit;

•	the Homeowners Protection Act, which requires certain disclosures and the cancellation or termination of mortgage insurance once certain equity levels are reached;
•	the Home Mortgage Disclosure Act and Regulation C, which require reporting of loan origination data, including the number of loan applications taken and their corresponding disposition statuses;
•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•	the Gramm-Leach-Bliley Act, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession;
•

the Bank Secrecy Act and related regulations including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, which impose certain due diligence and recordkeeping requirements on lenders to detect and block money laundering that could support terrorist activities;

•	the SAFE Act, which imposes state licensing requirements on mortgage loan originators; and

•	the Servicemembers Civil Relief Act, which provides financial protections for eligible service members.

In addition to the above, we can be held potentially liable for the acts and practices of our clients for violations of various federal and state consumer protection and other laws and regulations, including but not limited to:

•

RESPA and Regulation X, which require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan origination costs, and at closing with respect to certain loan servicing practices including escrow accounts, customer complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation;

•	the FTC Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair or deceptive acts or practices and certain related practices; and

•	the Telephone Consumer Protection Act, which restricts telephone solicitations and automatic telephone equipment.

Additionally, we are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, FHA, VA and USDA.

Our business is heavily regulated by both state and federal agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the 2008 financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision. Future regulatory changes result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations.

The CFPB directly and significantly influences the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the Fair Debt Collection Practices Act. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating or servicing residential mortgage loans, accordingly, we are subject to supervision, examination and enforcement by the CFPB. As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions, and has issued large civil money penalties since its inception to parties the CFPB determines violated the laws and regulations it enforces.

The CFPB has been active and continues to amend rules and regulations within its purview. However, changes to the CFPB’s structure and supervisory authority have been proposed, and the agency’s leadership structure and constitutionality are being currently challenged by the DOJ. Additionally, changes in the administration resulting from the recent U.S. presidential election could also have impact on the CFPB’s rulemaking and enforcement activities.

The CFPB’s rulemaking and enforcement activities have included:

•

Issuance of guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB has conducted examinations of our business pursuant to these guidelines and may conduct future examinations;

•

Adoption of regulations regarding “ability to repay” and other origination standards and practices which require that, before originating a mortgage loan, a lender must determine, on the basis of certain information and according to specified criteria, that the prospective borrower has the ability to repay the loan; this rule also establishes several types of “Qualified Mortgages” that provide the creditor a presumption of compliance with the ability to repay requirement (HUD and the VA have issued rules defining “Qualified Mortgages” for the purposes of mortgages insured or guaranteed under each agency’s programs);

•

Adoption of certain amendments to Regulation Z’s HOEPA provisions which expanded the scope of HOEPA to include open-end credit, redefined “points and fees” for the purposes of determining whether a loan is a high-cost mortgage subject to the substantive and disclosure requirements of HOEPA, and the addition of a new prong to the definition of a high-cost mortgage relating to prepayment penalties that may be charged in connection with a residential mortgage loan;

•

Implementation of new loan disclosure requirements to consolidate and revamp disclosures required under TILA and RESPA, which significantly changed consumer facing disclosure rules and added certain waiting periods to allow each consumer to reconsider the loan after receiving the required disclosures; and

•

Amendments to Regulation Z and Regulation X to adopt certain mortgage servicing standards set forth by the Dodd-Frank Act and other issues identified by the CFPB, including amendments to rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions and the establishment certain requirements relating to billing statements, payment crediting and the provision of payoff statements.

In addition to the applicable federal laws and regulations, our ability to originate and service loans in any particular state is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. Many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a borrower will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property. Many of these laws are vague and subject to differing interpretation, which exposes us to some risks.

The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operations or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.

Cyclicality and Seasonality

The demand for loan originations is affected by consumer demand for home loans and the market for buying, selling, financing or re-financing residential real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, and socio-economic trends, and by state and federal regulations and programs which may encourage or discourage certain real estate trends.

 Human Capital Management

We are more than just a mortgage company, we are a team of multitalented professionals making dreams come true for hopeful homebuyers across the country. We have created a culture that celebrates team spirit and an environment where work-life balance is more than lip-service.

Team Members

Our team members are the secret to our success, and we believe our team is only as strong as we make it. As of December 31, 2020, we had approximately 7,500 team members substantially all of whom are based in our corporate campus in Pontiac, Michigan. None of our team members are currently members of any labor union or subject to any collective bargaining agreement, and we have never experienced any business interruption as a result of any labor dispute. We provide a combination of health and retirement benefits to our eligible team members, including but not limited to coverage for medical care, vision, dental, life insurance, disability, 401k and paid time off. In the past year, we have been recognized by numerous organizations, including Forbes, Fortune and Crain’s, for being a top employer and a great place to work.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion so all team members feel respected and no team member feels discriminated against. Our diverse, inclusive culture was built to promote positive attitudes, strong work ethics and individual authenticity. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives.

Engagement and Opportunities

Continuous improvement is a primary focus of our strategic plan and one of our core pillars. We believe personal and professional growth accelerates careers while promoting productivity and innovation. We heavily invest in the development of each team member. We have approximately 150 training team members dedicated to providing our new hires and existing team members with the trainings and resources necessary to pursue their career paths and ensure compliance with our policies. In 2020, over 1 million total training hours were delivered to team members. We are dedicated to increasing team member engagement by strategically aligning talent within the Company as we believe making people happy makes you happy.

Community Outreach

We are committed to giving back and making a positive impact on the communities around us. We give our team members paid time off that they can use to volunteer and support the causes they care about. We also provide our team members the opportunity to choose where our charitable dollars go.

Available Information

Our annual reports on Form 10-K, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations section of our website at www.uwm.com as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the following risk factors and the other information contained in this Annual Report, including the financial statements and notes to the financial statements included herein. The following risk factors apply to our business and operations. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein and included in other reports we may file with the SEC from time to time.

Risks Related to Our Business

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our borrowers’ income and thus their ability and willingness to make loan payments.

National or global events affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential borrowers to take out loans. It is uncertain what impact the recent American Rescue Plan, other actions that the new Biden administration may adopt or steps that may be implemented by the new leadership at the Treasury Department may have on the macroeconomic conditions of the U.S. Furthermore, several state and local governments in the United States are experiencing, and may continue to experience, budgetary strain. One or more states or significant local governments could default on their debt or seek relief from their debt under the U.S. bankruptcy code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and could adversely affect our financial condition. Such economic factors typically affect buyers’ demand for new homes or their willingness or ability to refinance their current mortgages which could adversely affect the wholesale loan origination market and our financial condition or results of operations.

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will likely result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in higher expenses for loans we service for the GSEs and Ginnie Mae. The increased cost to service loans could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and may increase our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely not sufficient to offset the increased cost of servicing the loans. An increase in delinquencies could therefore be detrimental to our business.

Recently, financial markets have experienced significant volatility. Unemployment levels have increased significantly and may remain at elevated levels or continue to rise. There may be a significant increase in the rate and number of mortgage payment delinquencies, and house sales, home prices and multifamily fundamentals may be adversely affected, which could lead to a material adverse decrease of our mortgage origination activities.

Any of the circumstances described above, alone or in combination, could lead to volatility in or disruption of the credit markets at any time and have a detrimental effect on our business. For additional information on macroeconomic and U.S. residential real estate market conditions, please consider the matters addressed in the section below entitled “—The COVID-19 pandemic and the actions taken by local, state and federal governments have and are expected to continue to adversely affect the national economy and the macroeconomic environment which could adversely affect our current operations and our ability to continue to grow.”

Our financial performance is directly affected by, and subject to substantial volatility from changes in prevailing interest rates.

Our financial performance is directly affected by, and subject to substantial volatility from changes in prevailing interest rates. We are beginning to experience a rise in interest rates and increased inflation expectations in the U.S. which could lead to stagflation in coming years. For example, the yield on U.S. 10 Year Treasury bonds, often referred to as one of the primary market indicator rates, has increased sharply since the start of 2021. In addition, certain other preliminary signs of inflation have become more prevalent since the start of this year, especially in connection with the $1.9 trillion American Rescue Plan stimulus package in March. Rising interest rates and inflation will likely decrease the demand for new mortgage originations and refinancings and increase competition for borrowers, which would likely pressure our margins and have an adverse impact on our origination volumes and financial performance.

With regard to the portion of our business that is centered on refinancing existing mortgages, generally, the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes. Long-term residential mortgage interest rates are currently at or near record lows, but they may increase in the future. As interest rates rise, refinancing generally becomes a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. With regard to our purchase mortgage loan business, higher interest rates may also reduce demand for purchase mortgages as home ownership becomes more expensive. This could adversely affect our revenues or require us to increase marketing expenditures in an attempt to increase or maintain our volume of mortgages. Decreases in interest rates can also adversely affect our financial condition, the value of our MSR portfolio, and our results of operations. With sustained low interest rates, such as those we have been experiencing, refinancing transactions may decline over time, as many consumers have already taken advantage of the low interest rates.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our portfolio includes MSRs, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. In addition, increased prepayment rates may lead to increased amortization expense or asset decay and a decrease in servicing fees. As a result, decreases in interest rates could have a detrimental effect on our business.

Borrowings under some of our finance and warehouse facilities are at variable rates of interest based on short term rate indexes, whereas our mortgage loans that serve as collateral for such facilities are generally based on long-term interest rates, which also exposes us to interest rate risk. If short term interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase and if long-term rates do not increase in kind (i.e., the yield curve flattens or inverts) our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.

Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.

We originate loans eligible for sale to Fannie Mae and Freddie Mac, and government insured or guaranteed loans, such as the FHA, the Veteran Affairs (“VA”) and the United States Department of Agriculture (“USDA”) loans eligible for Ginnie Mae securities issuance.

In 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, controls and directs their operations. There is significant uncertainty regarding the future of the GSEs, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. Since they have been placed into conservatorship, many legislative and administrative plans for GSE reform have been put forth, but all have been met with resistance from various constituencies.

With the change in administrations from the Trump administration, which made a number of recommendations concerning reform of Fannie Mae and Freddie Mac, to the Biden administration, as well as the shift in control of the United States Senate, future government policy toward the GSEs continues to be uncertain.

The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect they may have on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when they will be enacted, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business. Our inability to make the necessary adjustments to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs could have a material adverse effect on our mortgage origination operations and our mortgage servicing operations. If those agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lose approvals with those agencies or our relationships with those agencies is otherwise adversely affected, we would need to seek alternative secondary market participants to acquire our mortgage loans at a volume sufficient to sustain our business. If such participants are not available or available on reasonably comparable economic terms, the above changes could have a material effect on our ability to profitably sell loans we originate that are securitized through Fannie Mae, Freddie Mac or Ginnie Mae.

Changes in the GSEs, FHA, VA, and USDA guidelines or GSE and Ginnie Mae guarantees could adversely affect our business.

We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to:

•	credit standards for mortgage loans;

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures;

•	the amount of reimbursable and non-reimbursable advances that we may make; and

•	the types of loan products that are eligible for sale or securitization.

These guidelines provide the GSEs and other government agencies with the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not. At the direction of the FHFA, Fannie Mae and Freddie Mac have aligned their guidelines for servicing delinquent mortgages, which could result in monetary incentives for servicers that perform well and to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. We generally cannot negotiate these terms with the agencies and they are subject to change at any time without our specific consent. A significant change in these guidelines, that decreases the fees we charge or requires us to expend additional resources to provide mortgage services, could decrease our revenues or increase our costs.

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae, Freddie Mac, Ginnie Mae, the USDA or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums borrowers are required to pay to the FHA or private mortgage insurers for insurance or to the VA or the USDA for guarantees could increase mortgage origination costs. These industry changes could negatively affect demand for our mortgage services and consequently our origination volume, which could be detrimental to our business.

To the extent that mortgage loans originated and sold by us do not comply with GSE, FHA or VA guidelines, we are required to repurchase or substitute mortgage loans or indemnify for losses related to our mortgage loans.

Substantially all of our mortgage loans are conforming loans sold to GSEs such as Fannie Mae and Freddie Mac or insured by FHA or VA and sold into GNMA securities. In connection with such sales and insuring, we make representations and warranties to the GSE, FHA or VA that the mortgage loans conform to their respective standards. If a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of our sale or insuring, we are required to repurchase the loan, replace it with a substitute loan and/or indemnify the applicable agency for losses. In the case of repurchases, we typically repurchase such loan and resell it into a non-conforming market at a discount to the repurchase price. As of December 31, 2020, we had accrued a $69.5 million reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our consolidated financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

Our business is dependent on our ability to maintain and expand our relationships with our clients, the Independent Mortgage Advisors.

Our clients are the Independent Mortgage Advisors who refer us mortgage loans to originate.  Consequently, our results of operations are dependent, in large part, on our ability to maintain and expand our relationships with Independent Mortgage Advisors. If we are unable to attract Independent Mortgage Advisors to join our network and to provide a level of service such that our clients remain with the network or refer a greater number of their mortgage loans to us, our ability to originate loans will be significantly impaired. The willingness of Independent Mortgage Advisors to originate mortgage loans with us is dependent on (i) the rates that we are able to offer our clients’ borrowers for mortgage loans, (2) our customer service, and (3) compensation.  In determining with whom to partner, Independent Mortgage Advisors are also focused on the technological services and platforms we can provide so that the Independent Mortgage Advisors can best attract and serve consumers. We recently adopted a policy of requiring that Independent Mortgage Advisors that generate mortgage loans with us not generate business with certain other market participants.  To the extent that a material number of our Independent Mortgage Advisors are unwilling to commit to such requirement, it could reduce the volume of mortgage loans that we are able to originate which could adversely affect our results of operations.  If our clients are dissatisfied with our services or platform or technological capabilities, or they cannot offer prospective borrowers competitive rates, we could lose a number of clients which would have a negative impact on our business, operating results and financial condition.

All of our mortgage loans are initiated by third parties, which exposes us to business, competitive and underwriting risks.

As a Wholesale Mortgage Lender, we market and originate mortgage loans exclusively through independent third-parties, comprised of Independent Mortgage Advisors. While we believe using Independent Mortgage

Advisors best serves mortgage consumers, our reliance on third parties presents risks and challenges, including the following:

•

Our business depends in large part on the marketing efforts of our clients and on our ability to offer loan products and services that meet the requirements of our clients and their borrowers. However, loan officers are not obligated to sell or promote our products and many sell or promote competitors’ loan products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, and/or offer higher incentives than we do. Therefore, we may not be able to continue to attract and retain clients to originate loans for us. The failure or inability of our clients to successfully market our mortgage products successfully could, in turn, have a material adverse impact on our business, financial condition and results of operations.

•

Because of our focus exclusively on the wholesale channel, communication with borrowers is primarily made through loan officers employed by third parties. Consequently, we rely on our clients and their loan officers to provide us accurate information on behalf of borrowers, including financial statements and other financial information, for us to use in deciding whether to approve loans. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the borrower, the loan officer or one of our team members, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations. Likewise, our clients may also lack sufficient controls and processes. Any such misrepresented information could have a material adverse effect on our business and results of operations.

•

Because borrowers rely on their loan officer through the entire mortgage process, and some borrowers do not differentiate between their loan officer (or the employer of the loan officer) and their mortgage lender, (i) developing brand recognition can be challenging and requires us to coordinate with our clients and (ii) poor customer service, customer complaints or negative word-of-mouth or publicity resulting from the performance of our clients could severely diminish consumer confidence in and use of our services. To maintain good customer relations, we must ensure that our clients provide prompt, accurate and differentiated customer service. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help our clients carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our clients could compromise our ability to handle customer complaints effectively. If we do not handle borrower complaints effectively, our reputation and brand may suffer and we may lose our borrowers’ confidence which could have a material adverse impact on our results of operations and profitability.

•

Growth in our market share is principally dependent on growth in the market share controlled by the wholesale channel. Independent Mortgage Advisors controlled 17.4% of mortgage loan originations in the U.S. as of December 31, 2020, while direct-to-consumer activity represented 82.6% of the loan originations in the U.S. as of that date. Consequently, more competitors have focused on “direct-to-the-customer” distribution models that market digital ease and technological efficiencies. Continued advancements or the perception of efficiency in “direct-to-the-customer” distribution models may impact the overall market share controlled by our clients and make it more difficult for us to grow, or require us to establish relationships with more clients.

The conduct of the Independent Mortgage Advisors through whom we originate mortgage loans could subject us to fines or other penalties.

We depend exclusively on Independent Mortgage Advisors for our loan originations. These clients are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such entities, U.S. federal and state agencies increasingly have sought to impose such liability. For example, the U.S. Department of Justice (“DOJ”), through its use of a disparate impact theory under the Fair Housing Act, has held home loan lenders responsible for the pricing practices of third parties, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the third party could charge nor kept the money for its own account. See “—Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.” In addition, under the TILA-RESPA Integrated Disclosure (“TRID”) rule, we may be held responsible for improper disclosures made to borrowers by our clients. While we seek to use technology, such as our loan origination systems (“LOS”), to monitor whether these clients and their loan officers are complying with their obligations, our ability to enforce such compliance is extremely limited. Consequently, we may be subject to claims for fines or other penalties based upon the conduct of our clients and their loan officers with whom we do business, which could have a material effect on our operating results and financial condition.

We may not be able to continue to grow our mortgage loan origination volume which could negatively affect our reputation and business, financial condition and results of operations.

We originate mortgage loans exclusively through Independent Mortgage Advisors in the wholesale channel. Our loan origination volume is highly dependent on (1) macroeconomic factors, including interest rates, and U.S. residential real estate market conditions, (2) the efforts of third party Independent Mortgage Advisors and loan officers and (3) the market share controlled by the wholesale channel. Any of these factors could negatively affect our mortgage loan origination volume and in turn, adversely impact our business, financial condition and results of operations. Our ability to continue to grow our mortgage loan origination volume will be greatly influenced by residential real estate market conditions, including seasonality, cyclicality and general economic conditions outside of our control. Furthermore, we market and originate mortgage loans exclusively through Independent Mortgage Advisors who are not contractually obligated to sell or promote our products and who may also sell or promote competitors’ loan products. Our competitors actively compete for the same Independent Mortgage Advisors, and we may not be successful in maintaining our existing relationships or expanding our network of Independent Mortgage Advisors. For example, increased competition from new and existing market participants or reductions in the overall volume of mortgage loans, from new homes and refinancings, can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins to continue to compete. If we are unable to continue to grow our loan origination business, this could adversely affect our business, financial condition and results of operations.

Historically, more competitors have focused on “direct-to-the-customer” distribution models, and continued advancements or the perception of efficiency in these models may impact the overall market share controlled by our Independent Mortgage Advisor clients in the wholesale channel and make it more difficult for us to grow our loan origination volume, or require us to establish relationships with, more clients.

If we are unable to effectively manage our significant increases in mortgage volume, including by hiring, training and retaining qualified personnel to support our growth, it could adversely affect our current business operations and our growth.

During 2020, we increased our loan origination volume by 69% and increased our number of team members by 52%.  Our ability to manage this significant increase in volume and continue to grow and succeed will depend on our ability to continue to hire, integrate, develop and retain highly-qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. If we do not effectively manage our growth, it could disrupt our business operations and have a negative impact on our long-term growth.

The COVID-19 pandemic and the actions taken by local, state and federal governments have and are expected to continue to adversely affect the national economy and the macroeconomic environment which could adversely affect our current operations and our ability to continue to grow.

The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic, will affect the core aspects of our business and the business of our clients, including the origination of mortgages, our servicing operations, our liquidity and our team members. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operations. These effects may be exacerbated should there be another wave of infections or if the pandemic otherwise intensifies.

We expect that the COVID-19 pandemic may impact our origination of mortgages. In response to the pandemic, many state and local governments have issued shelter-in-place and other protective orders and have enacted measures requiring closure of businesses and other economically restrictive efforts to combat the COVID-19 pandemic. The scope of the orders varies by locality, and the duration of these orders is currently unknown. While the origination of a mortgage is permitted under most shelter-in-place orders as an essential service, the restrictions have affected our business operations and those of our clients that depend on third parties such as appraisers, closing agents and others for loan related verifications. Additionally, the home sales process has been affected, and future growth is uncertain. Furthermore, unemployment levels have increased significantly and may remain at elevated levels or continue to rise. If the COVID-19 pandemic leads to a prolonged economic downturn with sustained high unemployment rates, we anticipate that real estate transactions will decrease. Furthermore, there may be a significant increase in the rate and number of mortgage payment delinquencies, and house sales, home prices, and multifamily fundamentals may be adversely affected, leading to an overall significant decrease in our mortgage origination activities. The impact of any of the foregoing may materially decrease the number and volume of mortgages we originate and adversely affect our ability to continue to expand our operations.

Moreover, the FHFA establishes certain liquidity requirements for agency and Ginnie Mae loan servicers that are generally tied to the unpaid principal balance of loans serviced by such loan servicer for Fannie Mae, Freddie Mac, Ginnie Mae, FHA and VA. To the extent that the percentage of seriously delinquent loans (“SDQ”), i.e., loans that are 90 days or more delinquent, exceeds defined thresholds, the liquidity requirements for loan servicers could increase materially. Exceeding such SDQ thresholds would result in substantially higher liquidity requirements, as well as a reduction in the advance rates applicable to our MSR financing structure that are tied to such SDQ thresholds, all of which could materially impact our results of operations and financial condition.

In addition, our business could be disrupted if we are unable to operate due to changing governmental restrictions such as travel bans and quarantines placed on our team members, other measures that ensure the protection of our team members’ health, measures aimed at maintaining our information technology infrastructure given the switch to working remotely, or if an outbreak occurs in our headquarters that prevents us from operating.

As a result of the COVID-19 pandemic, many of the major purchasers in the bulk MSR secondary market experienced liquidity constraints; consequently, the liquidity of the bulk MSR market has been, and may continue to be, adversely affected. This market disruption may adversely affect our ability to sell MSRs and the pricing that we are able to achieve, which in turn could adversely affect our liquidity and reduce our margins. If we are unable to access sources of capital or liquidity as a result of the impact of the COVID-19 pandemic on the financial markets, our ability to maintain or grow our business could be limited.

We may not be able to detect or prevent cyberattacks and other data and security breaches, which could adversely affect our business and subject us to liability to third parties.

We are dependent on information technology networks and systems, particularly for our loan origination systems and other technology-driven platforms, designed to provide best-in-class service and experience for clients and to ensure adherence to regulatory compliance, operational governance, training and security. In the ordinary course of our business, it receives, processes, retains and transmits proprietary information and sensitive or confidential data, including the public and non-public personal information of our team members, clients and loan applicants. Despite devoting significant time and resources to ensure the integrity of our information technology systems, we have not always been able to, and may not be able to in the future, anticipate or implement effective preventive measures against all security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf.

Cybersecurity risks for lenders have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We, our clients, borrowers and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks and other security breaches. Security breaches, cyberattacks such as computer viruses, malicious or destructive code, phishing attacks, denial of service or information, acts of vandalism, natural disasters, fire, power loss, telecommunication failures, team member misconduct, human error and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our third-party vendors use to collect, process, retain, transmit and protect the personal information and transaction data of our team members, clients, borrowers and loan applicants. Similar events outside of our control can also affect the demands us and our vendors may make to respond to any security breaches or similar disruptive events. We invest in industry-standard security technology designed to protect our data and business processes against risk of a data security breach and cyberattack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediates significant findings. The technology and other controls and processes designed to secure our team member, client, borrower and loan applicant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected, and may in the future fail to prevent or detect, unauthorized access to our team member, client, borrower and loan applicant information.

The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our team members’, clients’, borrowers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched. Therefore, we may be unable to anticipate these techniques and may not become aware of such a security breach in a timely manner, which could exacerbate any damage it experiences. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce team members, clients, borrowers and loan applicants or other users of our systems to disclose sensitive information in order to gain access to our data or that of our team members, clients, borrowers and loan applicants. Our failure to detect or prevent a cyberattack or other data or security breach could adversely affect our business.

The occurrence of any of the foregoing events could subject us to increased costs, litigation, disputes, damages, and other liabilities. In addition, the foregoing events could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected individuals for any losses they may have incurred as a result of such misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liability to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our team members’, clients’, borrowers’ and loan applicants’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and it may not have adequate insurance to cover these losses. Furthermore, any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage clients or borrowers from doing business with it.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom it does business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a loan application experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, health pandemics and other similar events and our disaster recovery planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and could also impair the ability of third parties to provide critical services to our business.

Additionally, the technology and other controls and processes we have created to help it identify misrepresented information in our loan origination operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our loan origination operations. If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in client dissatisfaction and damage to our reputation and brand, and have a material impact on our business.

Loss of our key management could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior management, including Mat Ishbia, our President and Chief Executive Officer. The experience of our senior management is a valuable asset to us and would be difficult to replace. The loss of the services of our President and Chief Executive Officer or other members of senior management could disrupt and have a detrimental effect on our business.

Our products rely on software and services from third-party vendors and if any of these services became unavailable or unreliable, it could adversely affect the quality and timeliness of our mortgage origination process.

In addition to our proprietary software, we license third-party software and depend on services from various third parties for use in our products. For example, we rely on third-party vendors for our online mortgage application services, to generate the documents required for closing the document, to generate flood certifications and to confirm employment. While there are other providers of these services in the market, any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our reputation and our future financial results of operations.

Furthermore, we remain responsible for ensuring our loans are originated in compliance with applicable laws. Despite our efforts to monitor such compliance, any errors or failures of such third-party vendors or their software to perform in the manner intended could result in loan defects potentially requiring repurchase. In addition, any errors or defects in or failures of the other software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third-party vendors attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients, borrowers or other third parties that could harm our reputation and increase our operating costs. Any failure to do so could adversely affect our ability to deliver effective products to our clients, borrowers and loan applicants and adversely affect our business.

We rely on third party sub-servicers who service all the mortgage loans on which we hold MSRs, and our financial performance may be adversely affected by their inability to adequately perform their servicing functions.

We contract with third party sub-servicers for the servicing of the portion of the mortgage loans in our portfolio for which we retain MSRs. Although we use third-party servicers, we, as master servicer, retain primary responsibility to ensure these loans are serviced in accordance with the contractual and regulatory requirements.

Therefore, the failure of our sub-servicers to adequately perform their servicing obligations may subject it to liability for their improper acts or omissions and adversely affect our financial performance. Specifically, we may be adversely affected:

•

if our sub-servicers breach their servicing obligations or are unable to perform their servicing obligations properly, which may subject us to damages or termination of the servicing rights, and cause us to lose loan servicing income and/or require us to indemnify an investor or securitization trustee against losses as a result of any such breach or failure;

•

by regulatory actions taken against any of our sub-servicers, which may adversely affect their licensing and, as a result, their ability to perform their servicing obligations under GSE and U.S. government agency loans which require such licensing;

•	by a default by any of our sub-servicers under their debt agreements, which may impact their access to capital to be able to perform their obligations;

•	if any of our sub-servicers were to face adverse actions from the GSEs and are terminated as servicer under their agreements with the GSEs;

•	if our sub-servicers fail to meet their obligations due to economic or other circumstances that are difficult to anticipate, including as a result of the impact of the COVID-19 pandemic;

•

if as a result of poor performance by our sub-servicers, we experience greater than expected delinquencies and foreclosures on the mortgage loans being serviced, which could lead to liability from third party claims or adversely affect our ability to access the capital and secondary markets for our loan funding requirements;

•	if any of our sub-servicers become subject to bankruptcy proceedings; or

•	if one or more of our sub-servicers terminate their agreement with us.

Furthermore, we utilize two nationally-recognized sub-servicers to service all of our mortgage loans for which we have retained MSRs. This sub-servicer counterparty concentration subjects us to a potentially greater impact if any of the risks described above were to occur, and any delay in transferring servicing to a new sub-servicer could further adversely affect servicing performance and cause financial losses. Any of these risks could adversely affect our results of operations, including our loan servicing income and the cash flow generated by our MSR portfolio. Any of these risks may be further exacerbated to the extent we materially increase our MSR portfolio in the future.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances and could have a material adverse effect on our cash flows, business and financial condition.

During any period in which one of our borrowers is not making payments on a loan we service, we are required under most of our servicing agreements to advance our own funds to meet some combination of contractual principal and interest remittance requirements, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a loan serviced by us defaults or becomes delinquent, or the mortgagee is allowed to enter into a forbearance, the repayment of advances may be delayed, which may adversely affect our liquidity. Any significant increase in required servicing advances or delinquent loan repurchases, could have an adverse impact on our cash flows, even if they are reimbursable.

With delinquent VA guaranteed loans, the VA guarantee may not make us whole on losses or advances we may have made on the loan. In addition, for certain loans sold to Ginnie Mae, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent for longer than 90 days. Once we have the unilateral right to repurchase the delinquent loan, we have effectively regained control over the loan and we must recognize the loan on our balance sheet and recognize a corresponding financial liability. Any significant increase in seriously delinquent Ginnie Mae loans could have an adverse impact on our balance sheet, as well as our borrowing covenants that are based on balance sheet ratios.

As part of the federal response to the COVID-19 pandemic, the CARES Act allows borrowers to request a mortgage forbearance. Nevertheless, servicers of mortgage loans are often times contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. We expect, however, that such payments may continue to increase throughout the duration of the pandemic. While Fannie Mae and Freddie Mac recently issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Additionally, we are prohibited from collecting certain servicing related fees, such as late fees, and initiating foreclosure proceedings. Furthermore, there is no assurance that we will be successful in utilizing prepayments and mortgage payoffs from other borrowers to fund principal and interest advances relating to forborne loans in the coming months and we will ultimately have to replace such funds to make payments in respect of such prepayments and mortgage payoffs. As a result, we may have to use our cash, including borrowings under our debt agreements, to make the payments required under our servicing operation. Moreover, even though delinquencies generate higher ancillary revenues, including late fees, it is not clear if we will be able to collect such ancillary fees for delinquencies relating to the COVID-19 pandemic as the federal and state legislation and regulations responding to the COVID-19 pandemic continue to evolve. Approximately 1.92% of our serviced loans are in forbearance as of December 31, 2020.

Much like what has occurred in response to the COVID-19 pandemic, government intervention also occurs periodically as a result of natural disasters or other events that cause widespread borrower harm. Similar challenges and risks to servicers, including us, will likely occur when such events transpire in the future.

We face intense competition that could adversely affect our business.

Competition in the mortgage lending space is intense. In addition, the mortgage business has experienced substantial consolidation. As we depend solely on third-parties to deliver us mortgage loans, we may be at a competitive disadvantage to financial institutions or direct-to-consumer mortgage lenders that market to, and have a direct relationship with, the borrower. In addition, some of our competitors may have greater financial and other resources than we have (including access to capital) while other of our competitors, such as financial institutions who originate mortgage loans using their own funds, may have more flexibility in holding loans. Additionally, we operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, as well as access to marketing and distribution channels, including independent mortgage advisors that generate mortgage loan applications. Claims of collusion and other anti-competitive conduct have also become more common, and many financial institutions and lenders have been the subject of legal claims by regulatory agencies and consumers. For example, on March 4, 2021 we announced a new policy that we would no longer enter in to new transactions with independent mortgage advisors who also sold mortgage loans to two certain market participants, but still allowed these independent mortgage advisors to engage with any of the more than 70 other mortgage loan originators or lenders. If our policy or any other actions were found to be anti-competitive or non-compliant with state or federal antitrust laws or other regulations it could result in state or federal governmental actions or private civil claims, including class actions, being brought against us. Such litigation would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

The success and growth of our business will depend upon our ability to be a leader in technological innovation in our industry.

We operate in an industry experiencing rapid technological change and frequent product introductions. In order to succeed, we must lead our peers in designing, innovating and introducing new technology and product offerings. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease, we may lose market share and our growth and operations may be harmed.

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates and other client- and loan applicant-expected conveniences. Our proprietary and exclusively licensed technology is integrated into all steps of the loan origination process, from the original submission, to the underwriting to the closing. Our dedication to incorporating technological advancements into our loan origination and servicing platforms requires significant financial and personnel resources. For example, we have, and will continue to, expend significant capital expenditures on our proprietary technology platforms. Maintaining and improving this technology will require significant capital expenditures.

To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way it did not anticipate that results in loan defects potentially requiring repurchase. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our websites’ and other technologies’ functionality.

We could be adversely affected if we do not inadequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.

Our proprietary technology platforms and other proprietary rights are important to our success and our competitive position. We rely on intellectual property to protect our proprietary rights. Despite these measures, third parties may attempt to disclose, obtain, copy or use intellectual property rights owned or licensed by us and these measures may not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by it. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors or consultants that have or may have had access to our trade secrets and other proprietary information. Any issued or registered intellectual property rights owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages. Third parties may also independently develop products, services and technology similar to or duplicative of our products and services.

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may encounter disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property rights, including trademarks, copyrights, patents, trade secrets or other intellectual property or proprietary rights. An assertion of an intellectual property infringement, misappropriation or other violation claim against us could result in adverse judgments, settlement on unfavorable terms or cause us to spend significant amounts to defend the claim, even if we ultimately prevail and we may have to pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, or incur significant license, royalty or technology development expenses.

Fraud could result in significant financial losses and harm to our reputation.

We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our clients, borrowers or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent, or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also negatively impact our business.

Our counterparties may terminate our servicing rights, which could have a material adverse effect on our revenues.

The majority of the mortgage loans we service are serviced on behalf of Fannie Mae, Freddie Mac and Ginnie Mae. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

As is standard in the industry, under the terms of our master servicing agreements with the GSEs, the GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines and contain financial covenants. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.

We may become subject to legal actions that if decided adversely, could be detrimental to our business.

We operate in an industry that is highly sensitive to consumer protection, and we and our clients are subject to numerous local, state and federal laws that are continuously changing. Remediation for non-compliance with these laws can be costly and significant fines may be incurred. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business and may become subject to class action suits alleging non-compliance with these laws. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our respective businesses. We are also subject to various other laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate, and we may become subject to legal actions with respect to these other laws, regulations and rules. Any of these types of matters could cause us to incur costs, fines and legal expenses, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity.

Our mission defines our business philosophy as well as the emphasis that it places on our clients, our people and our culture and is consistently reinforced to and by our team members. As a result of COVID-19, a significant portion of our team members are working remotely and there is a risk that over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are integral to our success. If we are unable to preserve our culture, this could negatively impact our future success, including our ability to attract and retain team members, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

Substantially all of our operations are housed on one campus, and if the facilities are damaged or rendered inoperable by natural or man-made disasters, our business may be negatively impacted.

Substantially all of our operations are housed on one campus in Pontiac, Michigan. Our campus could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, extreme weather conditions, medical epidemics, and other natural or man-made disasters, pandemics, epidemics, or other business interruptions, including as a result of COVID-19. If due to such disaster a significant portion of our team members must work remotely for an extended period of time, our business may be negatively impacted. See “—If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.” In addition, it could be costly and time-consuming to repair or replace our campus.

In certain circumstances, UWM Holdings, LLC will be required to make distributions to us and SFS Corp. and the distributions that UWM Holdings, LLC will be required to make may be substantial and in excess of our tax liabilities and obligations under the tax receivable agreement. To the extent we do not distribute such excess cash, SFS Corp. would benefit from any value attributable to such cash balances as a result of their ownership of Class B common stock (or Class A common stock, as applicable) following an exchange of UWM Common Units and the stapled shares of Common Stock.

UWM Holdings, LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to us and SFS Corp., as holders of membership interests in UWM Holdings, LLC (the “UWM Common Units”). Accordingly, we will incur income taxes on our allocable share of any net taxable income of UWM Holdings, LLC. Under the UWM Holdings, LLC’s Second Amended & Restated Limited Liability Company Agreement (the “UWM LLC A&R Company Agreement”), UWM Holdings, LLC will generally be required from time to time to make pro rata distributions in cash to its equityholders, SFS Corp. and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of UWM Holdings, LLC. As a result of (i) potential non pro rata allocations of net taxable income allocable to us and SFS Corp., (ii) the lower tax rate applicable to corporations as compared to individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) the exchange of UWM Common Units from SFS Corp. and (b) payments under the tax receivable agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the tax receivable agreement. Our Board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, any potential dividends, stock buybacks, the payment obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the exchange ratio for UWM Common Units and the stapled shares of Common Stock will be made as a result of (x) any cash distribution by UWM Holdings, LLC or (y) any cash that we retain and do not distribute to our stockholders, and in any event the ratio will remain one-to-one.

We are required to pay SFS Corp. for certain tax benefits we may claim, and the amounts we may pay could be significant.

We entered into a tax receivable agreement with SFS Corp. that provides for the payment by us to SFS Corp. (or its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) certain increases in tax basis resulting from exchanges of UWM Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets such as MSRs as a result of section 704(c) of the Internal Revenue Code of 1986 (the “Code”) (the tax attributes in clauses “(i)” through “(iv)” collectively referred to as the “Covered Tax Attributes”). The tax receivable agreement will make certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the Covered Tax Attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including, among others, the timing of exchanges by or purchases from SFS Corp., the price of our Class A common stock at the time of the exchanges or purchases, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreement constituting imputed interest.

Future payments under the tax receivable agreement could be substantial. The payments under the tax receivable agreement are not conditioned upon SFS Corp.’s continued ownership of us.

We are not required to make a payment of the 85% applicable tax savings to SFS Corp. unless and until at least one of the payment conditions has been satisfied (the “Payment Conditions”). One condition is a requirement that we have received a tax opinion that provides that the applicable assets of UWM Holdings, LLC giving rise to the payment are “more likely than not” amortizable (the “Indemnifiable Condition”). If we determine that none of the Payment Conditions have been satisfied with respect to all or a portion of such applicable tax savings, we will pay such applicable tax savings (or portion thereof) at the time we reasonably determine a Payment Condition has been satisfied.

If we make a payment and the applicable tax savings are subsequently disallowed, we may deposit future payments due under the tax receivable agreement in an escrow account up to an amount necessary to cover 85% of the estimated additional taxes due by us as a result of the disallowance until such time as there has been a conclusive determination as to the validity of the disallowance. Upon a conclusive determination of the validity of the disallowance, we may recover from the escrow account any excess payments paid to SFS Corp. (or its transferees or assignees), and to the extent the amounts in the escrow account are insufficient, we may net any additional excess payments paid to SFS Corp. (or its transferees or assignees) against future payments that would otherwise be made under the tax receivable agreement. In addition, if we make a payment pursuant to the satisfaction of the Indemnifiable Condition and the applicable tax savings are subsequently disallowed, SFS Corp. will be required to indemnify us for 85% of the taxes and any additional losses attributable to the disallowance. At our election, SFS Corp. may satisfy all or a portion of this indemnity by transferring UWM Common Units held by it. There is no guarantee that SFS Corp. will hold UWM Common Units with a value sufficient to satisfy this indemnity or that the escrow account will hold sufficient funds to cover the cost of any disallowed tax savings. We could make payments to SFS Corp. under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the tax receivable agreement will provide that in the case of a change in control of the Company or a material breach of our obligations under the tax receivable agreement, we will be required to make a payment to SFS Corp. in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. For additional discussion of LIBOR, see “—Risks Related to our Financing—We are exposed to risk relating to the transition from LIBOR and the volatility of LIBOR or any replacement reference rate, which can result in higher than market interest rates and may have a detrimental effect on our business.” In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the tax receivable agreement may result in situations where SFS Corp. has interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or purchase of UWM Common Units (along with the stapled shares of Class D common stock or Class C common stock) may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before such an exchange or purchase may increase the tax liability of SFS Corp. (or its direct or indirect owners) without giving rise to any rights to receive payments under the tax receivable agreement. Such effects may result in differences or conflicts of interest between the interests of SFS Corp. and the interests of other stockholders.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. Our debt agreements restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreement. To the extent that we are unable to make payments under the tax receivable agreement as a result of restrictions in our debt agreements, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Risks Related to our Financing

We rely on our short-term warehouse facilities to finance our loan originations and our inability to access such funding could have a material adverse effect on our results of operations, financial condition and business.

We fund a vast majority of the mortgage loans we originate through borrowings under our short-term warehouse facilities and funds generated by our operations. Our ability to fund our loan originations may be impacted by our ability to secure further such borrowings on acceptable terms. Our warehouse facilities typically renew annually, although our $3 billion facility renews every two years. However, as of December 31, 2020, all but $2.3 billion of our warehouse facilities are uncommitted and can be terminated by the applicable lender at any time. Our use of this short-term financing exposes it to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term warehouse facility borrowings. If we are not able to renew our then existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under this type of financing, we may have to curtail our loan origination activities and/or dispose of assets.

It is possible that the warehouse lenders that will provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our portfolio of assets. Further, if many of our potential warehouse lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our warehouse lenders change, they may be required to significantly increase the cost of the financing that they provide to us.

Our warehouse lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our warehouse facilities will be directly related to the lenders’ valuation of our assets that cover the outstanding borrowings.

In the event that any of our warehouse facilities is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business. Further, if we are unable to obtain additional funds for borrowing, our ability to maintain or grow our business could be limited.

In addition, our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including (1) limitations imposed on us under the indenture governing our 5.500% Senior Notes due 2025 (the

“Unsecured Notes”) and other existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt, (2) a decline in liquidity in the credit markets, (3) prevailing interest rates, (4) the financial strength of the lenders from whom we borrow, and (5) the decision of lenders from whom we borrow to reduce their exposure to mortgage loans due to a change in such lenders’ strategic plan, future lines of business or otherwise.

Substantially all of our warehouse facilities are structured as repurchase agreements, which operate differently and subject us to various risks different from other types of credit facilities, which may materially and adversely affect our business, financial condition, liquidity and results of operations.

Our warehouse facilities are generally structured in the form of repurchase agreements. We currently leverage and, to the extent available, intend to continue to leverage the mortgage loans we originate with borrowings under these repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to other lenders, which are the repurchase agreement counterparties, and receive cash from these lenders. These lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but which may have terms of up to 364 days or longer. These repurchase agreements subject us to various risks:

•

The warehouse facilities subject us to counterparty risk. The amount of cash that we receive from a lender when we initially sell the mortgage loans to that lender is less than the fair value of those loans (this difference is referred to as the “haircut”). If the lender defaults on its obligation to resell the loans back to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the fair value of the loans, which the lenders are generally permitted to revalue to reflect current market conditions).

•

We would incur losses on a repurchase transaction if the value of the underlying loans has declined as of the end of the transaction term (including as a result of a lender counterparty revaluing the loans), as we would have to repurchase the loans for their initial value but would receive loans worth less than that amount if the loans have not be effectively hedged.

•

If we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements also typically contain cross default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of its repurchase agreements, we may need to enter into replacement agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all.

•

If the market value of the loans pledged or sold by us under a repurchase agreement borrowing to a counterparty lender declines, the lender may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. We may not have the funds available to do so, and we may be required to liquidate assets at a disadvantageous time to avoid a default, which could cause us to incur further losses and limit our ability to leverage our assets. If we are unable to satisfy a margin call, our counterparty may accelerate repayment of our indebtedness, increase interest rates, liquidate the collateral (which may result in significant losses to it) or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. A rapidly rising interest rate environment due may increase the likelihood of additional margin calls that could adversely impact our liquidity.

We may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ will vary depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ estimate of, among other things, the stability of our cash flows. We can provide no assurance that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity and results of operations.

We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into MBS through the GSEs and Ginnie Mae. If our ability to sell or securitize mortgage loans is impaired, we may not be able to originate mortgage loans, and if the GSEs and Ginnie Mae become less competitive, it could affect our volume and margins.

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBS through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of Fannie Mae, Freddie Mac, and the guidelines of the FHA, USDA, or VA (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits.

The gain recognized from producing and subsequent sales in the secondary market represents a significant portion of our revenues and net earnings. A decrease in the prices paid to us upon sale of our loans could be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan closings and repay borrowings under our warehouse facilities. If it is not possible or economical for us to complete the sale or securitization of certain of our mortgage loans, we may lack liquidity to continue to fund such loans and our revenues and margins on new loan originations could be materially and negatively impacted. The severity of the impact would be most significant to the extent we were unable to sell conforming home loans to the GSEs or securitize such loans pursuant to the GSEs and government agency-sponsored programs. We also derive other material financial benefits from these relationships, including the assumption of credit risk on securitized loans in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures, which benefits we would lose if we were unable to complete the sale or securitization of our loans.

Further, there may be shifts in the marketplace such that the GSEs or Ginnie Mae are less competitive than private label securitization or other forms of mortgage finance which may lead to delays in our ability to sell future mortgage loans which we originate. These market shifts can be caused by factors outside of our control, including, but not limited to, market shifts in response to the COVID-19 pandemic that affect investor appetite for such non-GSE products. To the extent that happens, we may need to change our business model to accommodate such shifts and our origination volume and margins would likely be adversely affected.

The value of our MSRs can fluctuate significantly and these changes in value, or inaccuracies in the estimates of their value, could adversely affect our financial condition.

The value of our MSRs is based on the cash flows projected to result from the right to service of the related mortgage loans and continually fluctuates due to a number of factors. The primary factor driving the value of MSRs is interest rates, which impact the likelihood of loan prepayments through refinancing. In periods of rising interest rates, the fair value of the MSRs generally increases as prepayment expectations decrease, consequently extending the average estimated life of the MSRs resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayment expectations increase consequently truncating the average estimated life of the MSRs resulting in expected decreases in cash flows. Other market conditions also affect the number of loans that are refinanced and thus no longer result in cash flows, and the number of loans that become delinquent.

A substantial portion of our assets are measured at fair value, and if our estimates with respect to the determination of the fair value of those assets prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our earnings, financial condition and liquidity.

We measure the fair value of our mortgage loans and derivatives on a recurring basis and we measure the fair value of other assets on a nonrecurring basis. Fair value determinations require many assumptions, especially to the extent there are not active markets for identical assets. For example, we generally estimate the fair value of loans at fair value based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of IRLCs are measured based upon the difference between the current fair value of similar loans (as determined generally for mortgages at fair value) and the price at which we have committed to originate the loans, subject to the pull-through factor. If our estimates of fair value prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our financial condition and results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

Our profitability is directly affected by changes in interest rates. The market value of closed mortgage loans and interest rate locks generally change along with interest rates. The value of such assets moves opposite of interest rate changes. For example, as interest rates rise, the value of existing mortgage assets falls.

We employ various economic hedging strategies to mitigate the interest rate and the anticipated loan financing probability or “pull-through risk” inherent in such mortgage assets. Our use of these hedge instruments may expose us to counterparty risk as they are not traded on regulated exchanges or guaranteed by an exchange or our clearinghouse and, consequently, there may not be the same level of protections with respect to margin requirements and positions and other requirements designed to protect both us and our counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.

Our hedge instruments are accounted for as free-standing derivatives and are included on our consolidated balance sheet at fair value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related asset or liability.

Our hedging strategies also require us to provide cash margin to our hedging counterparties from time to time. The Financial Industry Regulatory Authority (FINRA) requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related instrument) our hedging counterparties from time to time. The collection of daily margins between us and our hedging counterparties could, under certain market conditions, adversely affect our short-term liquidity and cash-on-hand. Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

Our hedging activities in the future may include entering into interest rate swaps, caps and floors, options to purchase these items, purchasing or selling U.S. Treasury securities, and/or other tools and strategies. These hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. These hedging strategies may be less effective than our current hedging strategies in mitigating the risks described above, which could be detrimental to our business and financial condition.

Our rights under our repurchase agreements may be subject to the effects of bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements, which may allow our lenders to repudiate our repurchase agreements.

In the event of insolvency or bankruptcy, repurchase agreements normally qualify for special treatment under the U.S. bankruptcy code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. bankruptcy code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

We leverage certain of our MSRs secured financing arrangements, which exposes us to risks and may materially and adversely affect our business, financial condition, liquidity and results of operations.

We currently leverage certain of our MSRs under secured financing arrangements, which we refer to as MSR facilities. Similar to our repurchase agreements, the cash that we receive under these MSR facilities is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. The MSR facilities are further subject to the terms of an acknowledgement agreement with Fannie Mae, Freddie Mac or Ginnie Mae, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable agency. Accordingly, the exercise by any of Fannie Mae, Freddie Mac or Ginnie Mae of its rights under the applicable acknowledgment agreement could result in the extinguishment of our and the secured parties’ rights in the related collateral and result in significant losses to us.

Our financing arrangements contain, and the government agencies impose, certain financial and restrictive covenants that limit our ability to operate our business and a default under such agreements or requirements could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

Our warehouse facilities and MSR facilities contain, and our other current or future debt agreements may contain, covenants imposing operating and financial restrictions on our business, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pre-tax net income requirements, litigation judgment thresholds, and other customary debt covenants. We are also subject to minimum financial eligibility requirements established by the FHA, VA, GSEs and Ginnie Mae, including net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service such agency mortgage loans and MBS and cover the associated financial obligations and risks. In addition, the indenture governing our Unsecured Notes contains covenants imposing operating and financial restrictions on our business. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity, and could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions.

A breach of the covenants under our warehouse facilities, MSR facilities or Unsecured Notes can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. To the extent that the minimum financial requirements imposed by the agencies are not met, the agencies may suspend or terminate our agency approvals or agreements, which could cause us to cross default under our warehouse facilities arrangements, could have adversely affect our ability to access these markets and could have a material adverse effect on our liquidity and future growth.

In addition, the covenants and restrictions in our warehouse facilities, MSR facilities and our indenture governing our Unsecured Notes may restrict our ability to, among other things:

•	make certain investments;

•	declare or pay dividends on capital stock;

•	redeem or purchase capital stock and certain debt obligations;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into certain agreements restricting our subsidiaries’ ability to pay dividends;

•	incur indebtedness; and

•	consolidate, merge, make acquisitions and sell assets.

These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations. In addition, if we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, it may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business.

We are exposed to risk relating to the transition from LIBOR and the volatility of LIBOR or any replacement reference rate, which can result in higher than market interest rates and may have a detrimental effect on our business.

The interest rate of our variable-rate indebtedness and the interest rate on the adjustable rate loans we originate and service is based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As part of this industry transition, we will be required to migrate any current adjustable rate loans it services to any such successor reference rate. Until a successor rate is determined, we cannot implement the transition away from LIBOR for the adjustable rate loans it services. As such, we are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. LIBOR-related changes could affect our overall results of operations and financial condition.

Risks Related to our Regulatory Environment

We operate in a heavily regulated industry, and our mortgage loan origination and servicing activities expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels.

Due to the heavily regulated nature of the mortgage industry, we and our clients are required to comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that it may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information by us and our clients. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over our business.

Because we originate mortgage loans and provide servicing activities nationwide, we must be licensed in all relevant jurisdictions that require licensure and comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also generally require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding equity interests. In addition, we and our clients are currently subject to a variety of, and may in the future become subject to additional U.S. federal, state and local laws that are continuously evolving and developing, including laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the CAN-SPAM Act, and the recently enacted and newly effective California Consumer Privacy Act (“CCPA”). We expect more states to enact legislation similar to the CCPA, which provides consumers with new privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data (generally) are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we processes personal information, and therefore limit the effectiveness of our products or services or our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information.

We and our clients must also comply with a number of federal, state and local consumer protection laws including, among others, the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the TCPA, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the TRID rules, the Dodd-Frank Act, the Bank Secrecy Act, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These statutes apply to loan origination, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about borrowers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers.

In particular, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Our failure to comply with these laws, or the failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as an originator or a servicer, as applicable, or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or could be fined or incur losses.

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased over time, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. We expect that our business and that of our clients will remain subject to extensive regulation and supervision. These regulatory changes could result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations. Our failure to comply with applicable U.S. federal, state and local consumer protection and data privacy laws could lead to:

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	damage to our reputation in the industry;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits;

•	increased costs of doing business;

•

diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs;

•	reduced payments by borrowers;

•	modification of the original terms of mortgage loans;

•	permanent forgiveness of debt;

•	delays in the foreclosure process;

•	increased servicing advances;

•	inability to raise capital; and

•	inability to execute on our business strategy, including our growth plans.

As these U.S. federal, state and local laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations, which could be detrimental to our business. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations. A failure to adequately supervise our clients, service providers and vendors, including outside foreclosure counsel, may also have these negative results.

The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance. If we are deemed to have violated applicable statutes or regulations, it could result in regulatory investigations, state or federal governmental actions or private civil claims, including class actions, being brought against us. Such litigation would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. In addition, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our mortgage loan documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be construed as unenforceable by a court. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.

The recent influx of new laws, regulations, and other directives adopted in response to the recent COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to COVID-19 relaxed certain compliance obligations, the forbearance requirements imposed on mortgages servicers in the recently passed CARES Act added new regulatory responsibilities. The GSEs and the FHFA, Ginnie Mae, the U.S. Department of Housing and Urban Development (“HUD”), various investors and others have also issued guidance relating to COVID-19. Future regulatory scrutiny and enforcement resulting from COVID-19 is unknown.

Although we have systems and procedures directed to comply with these legal and regulatory requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on our business.

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its recently issued rules increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay, “Qualified Mortgage” standards and other origination standards and practices as well as guidance addressing relationships with brokers, communication with borrowers, secondary market transactions, servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. These regulations and guidance may adversely impact our ability or the cost to develop new products which respond to market conditions, subject us to additional requirements under the Equal Credit Opportunity Act with respect to valuations, including appraisals and automated valuation models, subject us to additional rules and potential liability arising from our role as an originator, lender or loan servicer and potentially increase out lender liability, vendor management risk or other risks.

For example, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems. While the CFPB recently announced its flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage servicing rules, managing to the CFPB’s loss mitigation rules with mounting CARES Act forbearance requests is particularly challenging. The intersection of the CFPB’s mortgage servicing rules and COVID-19 is evolving and will pose new challenges to the servicing industry. The CFPB’s recent publication of COVID-19-related FAQs did not resolve potential conflicts between the CARES Act with respect to reporting of consumer credit information mandated by the Fair Credit Reporting Act. There are conflicting interpretations of the CARES Act amendment of the Fair Credit Reporting Act with regards to delinquent loans entering a forbearance.

The CFPB’s examinations have increased, and will likely continue to increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our ability, or our clients’ ability, to comply with the new rules by their effective dates, could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB has conducted routine examinations of our business and will conduct future examinations.

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines has violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions or potential litigation liabilities.

In addition, the occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our policies and procedures do not comply with applicable law could impact our business operations. For example, if the violation is related to our servicing operations it could lead to a transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards. The expense of complying with new or modified servicing standards may be substantial. Any such changes or revisions may have a material impact on our servicing operations, which could be detrimental to our business.

We are required to hold various agency approvals in order to conduct our business and there is no assurance that we will be able to obtain or maintain those agency approvals or that changes in agency guidelines will not materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to hold certain agency approvals in order to sell mortgage loans to GSEs and service such mortgage loans on their behalf. Our failure to satisfy the various requirements necessary to obtain and maintain such agency approvals over time would restrict our direct business activities and could materially and adversely impact our business, financial condition, liquidity and results of operations.

We are also required to follow specific guidelines that impact the way that we originate and service such agency loans. A significant change in these guidelines that has the effect of decreasing the fees we charge or require us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would also adversely affect our business, financial condition, liquidity and results of operations.

In addition, the FHFA has directed the GSEs to align their guidelines for servicing delinquent mortgages and assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. Our failure to operate efficiently and effectively within the prevailing regulatory framework and in accordance with the applicable origination and servicing guidelines and/or the loss of our seller/servicer license approval or approved issuer status with the agencies could result in our failure to benefit from available monetary incentives and/or expose us to monetary penalties and curtailments, all of which could materially and adversely affect our business, financial condition, liquidity and results of operations.

The executive, legislative and regulatory reaction to COVID-19, including the passage of the CARES Act, poses new and quickly evolving compliance obligations on our business, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws adopted in response to COVID-19.

Due to the unprecedented pause of major sectors of the U.S. economy from COVID-19, numerous states and the federal government adopted measures requiring mortgage servicers to work with consumers negatively impacted by COVID-19. The CARES Act imposes several new compliance obligations on our mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Many states have taken similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities.

With the urgency to help consumers, the expedient passage of the CARES Act increases the likelihood of unintended consequences from the legislation. An example of such unintended consequences is the liquidity pressure placed on mortgage servicers given our contractual obligation to continue to advance payments to investors on loans in forbearance where consumers are not making their typical monthly mortgage payments. Moreover, certain provisions of the CARES Act are subject to interpretation given the existing ambiguities in the legislation, which creates class action and other litigation risk.

Although much of the executive, legislative and regulatory actions stemming from COVID-19 are servicing-centric, regulators are adjusting compliance obligations impacting our mortgage origination activities. Many states have adopted temporary measures allowing for otherwise prohibited remote mortgage loan origination activities. While these temporary measures allow us to continue to do business remotely, they impose notice, procedural, and other compliance obligations on our origination activity.

Federal, state, and local executive, legislative and regulatory responses to COVID-19 are rapidly evolving, not consistent in scope or application, and subject to change without advance notice. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to COVID-19 may unfavorably restrict our business, our established business practices, and otherwise raise our compliance costs.

The state regulatory agencies continue to be active in their supervision of the loan origination and servicing sectors and the results of these examinations may be detrimental to our business.

We are also supervised by regulatory agencies under state law. State attorneys general, state licensing regulators, and state and local consumer financial protection offices have authority to examine and/or investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, Ginnie Mae, the U.S. Federal Trade Commission (“FTC”), HUD, various investors, non-agency securitization trustees and others subject us to periodic reviews and audits. A determination of our failure to comply with applicable law could lead to enforcement action, administrative fines and penalties, or other administrative action.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate or service loans in some states, which would adversely affect our operations.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage lenders and mortgage loan servicing companies such as us. In most states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot ensure that we are, and will always remain, in full compliance with all state licensing laws and regulations, and we may be subject to fines or penalties, including license revocation, for any non-compliance. If we lose a license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue.

We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could restrict our ability to originate, purchase, sell or service loans. In addition, our failure to satisfy any such requirements relating to servicing of loans could result in a default under our servicing agreements and have a material adverse effect on our operations. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could limit our ability to originate, purchase, sell or service loans in a certain state, or could result in a default under our financing and servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could have a detrimental effect on our business.

If new laws and regulations lengthen foreclosure times or introduce new regulatory requirements regarding foreclosure procedures, our operating costs could increase and it could be subject to regulatory action.

When a mortgage loan we service is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Regulatory actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process.

The CARES Act paused all foreclosures from March 18, 2020 until May 17, 2020. Many state governors issued orders, directives, guidance or recommendations halting foreclosure activity including evictions. In addition, on August 8, 2020, President Trump issued an executive order setting forth recommendations and instructions for government agencies to assist borrowers facing foreclosure as a result of the COVID-19 pandemic, which may have an impact on foreclosure and eviction activity. These regulatory actions and similar actions that may be passed in the future could increase our operating costs and negatively impact our liquidity, as they may extend the period for which we are required to make advances for delinquent principal and interest, taxes and insurance, and could delay our ability to seek reimbursement from the investor to recoup some or all of the advances.

Increased regulatory scrutiny and new laws and procedures could cause us to adopt additional compliance measures and incur additional compliance costs in connection with our foreclosure processes. We may incur legal and other costs responding to regulatory inquiries or any allegation that we improperly foreclosed on a borrower. We could also suffer reputational damage and could be fined or otherwise penalized if we are found to have breached regulatory requirements.

Our servicing policies and procedures are subject to examination by our regulators, and the results of these examinations may be detrimental to our business.

As a loan servicer, we are examined for compliance with U.S. federal, state and local laws, rules and guidelines by numerous regulatory agencies. It is possible that any of these regulators will inquire about our servicing practices, policies or procedures and require us to revise them in the future. The occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our servicing policies and procedures do not comply with applicable law could lead to a transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the FHA and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court recently confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under the Equal Credit Opportunity Act, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the Equal Credit Opportunity Act in the context of home loan lending and servicing. To extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, discussed above, will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only qualified mortgages may be exposed to discrimination claims under a disparate impact theory.

In addition to reputational harm, violations of the Equal Credit Opportunity Act and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Risks Associated with Our Corporate Structure

We are controlled by SFS Corp., whose interests may conflict with our interests and the interests of other stockholders.

SFS Corp. holds all of our issued and outstanding Class D common stock, which has ten votes per share, and controls approximately 79% of the combined voting power of our Common Stock (our Class A common stock, Class B common stock, Class C common stock and Class D common stock collectively, the “Common Stock”) (based on the Voting Limitation). Without the Voting Limitation, SFS Corp. would have 99% of the combined voting power of our capital stock. As long as SFS Corp. owns at least 10% of the outstanding Common Stock, SFS Corp. will have the ability to determine all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock. SFS Corp.’s interests may conflict with our interests as a company or the interests of our other stockholders.

Resales of the outstanding shares of Class A common stock or issuable upon UWM Unit Exchanges or exercise of warrants could depress the market price of our Class A common stock or result in dilute.

As of March 1, 2021, there were 103,104,205 shares of our Class A common stock outstanding. In addition, (1) 1,502,069,787 shares of Class A common stock (or approximately 1,592,831,471 shares of Class A common stock if the full amount of the Earn-Out Shares is earned) may be issued to SFS Corp. or its transferees or assignees in connection with future UWM Unit Exchanges and (2) 15,874,987 shares may be issued upon excise of our outstanding warrants with a strike price of $11.50 per share. Currently, all of the shares outstanding, other than approximately 10,625,000 shares that are subject to a lock-up period that expire in July 2021, are either freely tradable or can be resold pursuant to our effective registration statement.  In addition, SFS Corp and certain other restricted stockholders have the ability to make a demand request at any time, subject to certain conditions, that we register an underwritten offering pursuant to such registration statement at any time after the lock-up period. We also expect that 50,000,000 shares of our Class A common stock will be eligible to be resold under Rule 144 commencing on January 22, 2022 (one year from the date that we filed the Current Report on Form 8-K  that included the required Form 10 information that reflected we are no longer a shell company).  In addition, the shares of Class A common stock issuable upon the exercise of our Warrants or upon a UWM Unit Exchange may result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Such sales of shares of Class A common stock or the perception that such sales may occur could depress the market price of our Class A common stock.

As a “controlled company” within the meaning of NYSE listing rules, we qualify for exemptions from certain corporate governance requirements. We have the opportunity to elect any of the exemptions afforded a controlled company.

Because SFS Corp. controls more than a majority of our total voting power, we are a “controlled company” within the meaning of NYSE listing rules. Under NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with the following NYSE rules regarding corporate governance:

•	the requirement that a majority of our Board of directors consist of independent directors;

•

the requirement that compensation of our executive officers be determined by a majority of the independent directors of the Board or a compensation committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

the requirement that director nominees be selected, or recommended for the Board’s selection, either by a majority of the independent directors of the Board or a nominating committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Three of our nine directors are independent directors and our Board has an independent audit committee. However, our Board does not have a majority of independent directors, or a compensation committee comprised of solely independent directors or a nominating committee. Rather, actions with respect to executive compensation will be taken by the compensation committee on which Mr. Mat Ishbia sits, and compensation decisions with respect to Mr. Ishbia’s compensation will be taken by a special subcommittee, and director nominations will be made by our full Board. Our Board has determined that Kelly Czubak, Isiah Thomas and Robert Verdun are “independent directors,” as defined in the NYSE listing rules and applicable SEC rules.

We may experience volatility in the trading price of our shares due to fluctuations in our quarterly operating results or other factors.

Significant fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Since the consummation of our Business Combination, trading in the shares of our Class A common stock has been extremely volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Accordingly, the valuation ascribed to us and our Class A common may not be indicative of the price of that will prevail in the trading market in the future. Any of the factors in this Annual Report could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

In addition, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. In addition, the trading prices of companies that were formerly special purpose acquisition companies have, and may continue to, experience volatility unrelated to the operating performance of the specific company.  The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to our business could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Anti-takeover provisions contained in our Charter and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•

a capital structure where holders of Class B common stock and holders of Class D common stock each have ten votes per share of Class B common stock and Class D common stock (as compared with holders of Class A common stock and holders of Class C common stock, who each have one vote per share of Class A common stock and Class C common stock, respectively) and consequently have a greater ability to control the outcome of matters requiring stockholder approval, even when the holders of Class B common stock and Class D common stock own significantly less than a majority of the outstanding shares of Common Stock;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect candidates to serve as a director of our Board;

•	a classified Board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

•	the requirement that, at any time from and after the Voting Rights Threshold Date, directors elected by the stockholders generally entitled to vote may be removed from our Board solely for cause;

•

the exclusive right of our Board, from and after the Voting Rights Threshold Date, to fill newly created directorships and vacancies with respect to directors elected by the stockholders generally entitled to vote, which prevents stockholders from being able to fill vacancies on our Board;

•

the prohibition on stockholder action by written consent from and after the Voting Rights Threshold Date, which forces stockholder action from and after the Voting Rights Threshold Date to be taken at an annual or special meeting of stockholders;

•

the requirement that special meetings of stockholders may only be called by the Chairperson of our Board, our Chief Executive Officer or our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement that, from and after the Voting Rights Threshold Date, amendments to certain provisions of our Charter and amendments to the Amended and Restated Bylaws must be approved by the affirmative vote of the holders of at least seventy-five percent (75%) in voting power of our then outstanding shares generally entitled to vote;

•

our authorized but unissued shares of Common Stock and Preferred Stock, par value $0.0001 per share, are available for future issuances without stockholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, acquisitions and employee benefit plans; the existence of authorized but unissued and unreserved shares of Common Stock and Preferred Stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise;

•

advance notice procedures set forth in the Amended and Restated Bylaws that stockholders must comply with in order to nominate candidates to our Board or to propose other matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and

•

an exclusive forum provision which provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of ours to our business or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our Charter or the Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, will be required to be filed in either (x) the Sixth Judicial Circuit, Oakland County, Michigan (or, if the Sixth Judicial Circuit, Oakland County, Michigan lacks jurisdiction over any such action or proceeding, then another state court of the State of Michigan, or if no state court of the State of Michigan has jurisdiction over any such action or proceeding, then the United Stated District Court for the Eastern District of Michigan) or (y) the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware lacks jurisdiction then the United States District Court for the District of Delaware).

Our Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our Charter provides that we have no interests or expectancy in, or being offered an opportunity to participate in any corporate opportunity, to the fullest extent permitted by applicable law, with respect to any lines of business or business activity or business venture conducted by any UWM Related Persons as of the date of the filing of our Charter with the Secretary of State of the State of Delaware or received by, presented to or originated by UWM Related Persons after the date of the filing of our Charter with the Secretary of State of the State of Delaware in such UWM Related Person’s capacity as a UWM Related Person (and not in his, her or its capacity as a director, officer or employee of ours), in each case, other than any corporate opportunity with respect to residential mortgage lending. These provisions of our Charter create the possibility that a corporate opportunity of ours may be used for the benefit of the UWM Related Persons.

The provision of our Charter requiring exclusive forum in the state courts in the State of Michigan or the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of our business to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, to be filed in either (x) the Sixth Judicial Circuit, Oakland County, Michigan (or, if the Sixth Judicial Circuit, Oakland County, Michigan lacks jurisdiction over any such action or proceeding, then another state court of the State of Michigan, or if no state court of the State of Michigan has jurisdiction over any such action or proceeding, then the United Stated District Court for the Eastern District of Michigan) or (y) the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware lacks jurisdiction then the United States District Court for the District of Delaware). The exclusive forum provision described above does not apply to actions arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in our Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

General Risk Factors

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we will be required to provide the management report on internal controls commencing with the annual report for fiscal year ended December 31, 2021, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of us as a privately-held company. Beginning with the annual report for fiscal year ended December 31, 2021, our independent registered public accounting firm will be required to issue a report based on its audit of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over our financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States and other jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

ITEM 2.	PROPERTIES

Our headquarters are located in three separately leased buildings on one campus in Pontiac, Michigan that houses substantially all of our operations.

ITEM 3.	LEGAL PROCEEDINGS

We operate in a heavily regulated industry that is highly sensitive to consumer protection, and we are subject to numerous local, state and federal laws. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our respective businesses. The resolution of these matters is not currently expected to have a material adverse effect on our financial position, financial performance or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Ticker Symbol

Our Class A common stock and Warrants are currently listed on the NYSE under the symbols “UWMC,” and “UWMCWS,” respectively.

The closing price of the Class A common stock and Warrants on March 19, 2021, was $8.86 and $2.22, respectively.

Holders

As of March 1, 2021, there were 92 holders of record of our Class A common stock and 16 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B common stock, Class C common stock, or Class D common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, the Company had no securities authorized for issuance under equity compensation plans.

Dividend Policy

On February 4, 2021, our Board of Directors declared its first regular quarterly dividend of $0.10 per share on the outstanding shares of Class A Common Stock. The dividend is payable on April 6, 2021 to stockholders of record at the close of business on March 10, 2021. Our Board has adopted a policy of paying a regular dividend of $0.40 per share as part of its capital allocation strategy, which shall be declared quarterly. The quarterly declaration of dividends will be subject to the discretion of our Board of Directors (the “Board”), taking into consideration the limitations imposed by our governing documents, contractual obligations and other requirements of applicable corporate law.

Performance Graph

The graph below compares the cumulative total return for our common stock from January 24, 2020 (the first day on which our units began trading) through December 31, 2020 with the comparable cumulative returns of two indices: the S&P 500 Index and the Russell 2000 Index. The graph assumes $100 invested on January 24, 2020 in each of our units and the two indices presented.

Comparison of Cumulative Total Return
$140
$120
$100
$80
$60
$40
01/24/20
03/31/20
06/30/20
09/30/20
12/31/20
UWM Holdings Corporation
S&P 500 Index
Russell 2000 Index

Item 6. RESERVED

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Forward-Looking Statements: Risk Factor Summary” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Until January 21, 2021, the Company was a blank check company. On the Closing Date, the Company consummated its previously announced business combination. Additional information regarding the Business Combination and related transactions is set forth in our Current Report on Form 8-K filed with the SEC on January 22, 2021.

The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. However, an annual report on Form 10-K, including financial statements of the Company for the periods presented herein, is required to be filed with the Securities and Exchange Commission (“SEC”). The Company’s financial statement presentation to be included in quarterly and annual filings with the SEC on Forms 10-Q and 10-K with respect to periods subsequent to the Business Combination will include the consolidated financial statements of UWM and its subsidiaries for periods prior to the completion of the Business Combination and of the Company for periods from and after the Closing Date. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company, the legal acquirer, unless otherwise noted.

Results of Operations

For the calendar year ended December 31, 2020, and the period from June 12, 2019 (inception) to December 31, 2019, we had a net loss attributable to common shares of ($5,807,306) and ($39,002), respectively. Our activities during these periods mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We generated $1,101,134 and $0 in interest income for the calendar year ended December 31, 2020 and the period from June 12, 2019 (inception) to December 31, 2019, respectively.

Balance Sheet

As indicated in the accompanying financial statements, as of December 31, 2020 and 2019, we had $50,573 and $1,120, respectively, in cash outside of the Trust Account.

Liquidity and Capital Resources

In July 2019, the Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On March 9, 2020, following the expiration of the unexercised portion of the underwriter’s over-allotment option, the Sponsor forfeited 875,000 Founder Shares so that the remaining Founder Shares held by our Initial Stockholders represented 20.0% of the outstanding shares upon completion of our Public Offering.

On January 28, 2020, we consummated our Public Offering of 42,500,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $425,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 5,250,000 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to the Sponsor, at a price of $2.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,500,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount was paid upon consummation of the Business Combination) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $426,055,000 of which $425,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,055,000 at the closing of our Public Offering.  Interest earned on the funds held in the Trust Account may be released to us to fund our working capital requirements plus additional amounts released to us to fund our Regulatory Withdrawals (subject to an annual limit of $1,100,000, for a maximum of 24 months) and/or additional amounts necessary to pay our franchise and income taxes.

On July 16, 2019, the Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $300,000 to cover expenses related to the Public Offering. On December 31, 2019, the outstanding balance on the loan was $150,000. On January 25, 2020, the Sponsor loaned us an additional $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of June 30, 2020 or the completion of the Public Offering. The carrying amount of the Notes approximates fair value because of their short maturity. These Notes were repaid in full upon the completion of the Public Offering.

On September 29, 2020, the Sponsor made available to the Company a loan of up to $1,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note were used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) June 30, 2021 or (ii) the date on which the Company consummates the Proposed Business Combination. As of December 31, 2020, the amount advanced by Sponsor to the Company was $1,000,000.

As indicated in the accompanying financial statements, as of December 31, 2020 and 2019, we had $50,573 and $1,120, respectively, in cash outside of the Trust Account.

As of December 31, 2020 and 2019, the Company had current liabilities of $5,197,819 and $426,496, respectively and negative working capital of ($4,963,357) and $(14,002), respectively, largely due to amounts owed to professionals, consultants, advisors and others who were working on seeking a Business Combination.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at December 31, 2020 and 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2020 and 2019.

Contractual obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than as accrued in the December 31, 2020 balance sheet and other than an administrative services agreement to pay a monthly recurring expense of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminated upon the completion of the Business Combination.

The underwriters were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,500,000) was paid at the IPO Closing Date, and 3.5% ($14,875,000) was deferred. The Deferred Discount became payable to the underwriter from the amounts held in the Trust Account upon completion of the Business Combination, pursuant to the terms of the underwriting agreement. The underwriter was not entitled to any interest accrued on the Deferred Discount.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities since inception have consisted solely of organizational activities and activities relating to our IPO and the identification of a target company for our Business Combination. As of December 31, 2020, $425,331,306 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. At December 31, 2020, investment securities in the Trust Account consisted of $425,331,306 in U.S. Treasury Bills. At December 31, 2020, the effective annualized interest rate payable on our investments was approximately .02%.

We have not engaged in any hedging activities since our inception on June 12, 2019 through December 31, 2020.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Reports of Independent Registered Public Accounting Firms	60

Balance Sheets as of December 31, 2020 and 2019	62

Statements of Operations For the Year Ended December 31, 2020 and For the Period From June 12, 2019 (inception) to December 31, 2019	63

Statements of Changes In Stockholders’ Equity For the Year Ended December 31, 2020 and For the Period From June 12, 2019 (inception) to December 31, 2019	64

Statements of Cash Flows For the Year Ended December 31, 2020 and For the Period From June 12, 2019 (inception) to December 31, 2019	65

Notes to Financial Statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of UWM Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of UWM Holdings Corporation (formerly known as Gores Holdings IV, Inc.) (the "Company") as of December 31, 2020, the related statements of operations, changes in stockholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Detroit, MI

March 22, 2021

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
UWM Holdings Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of UWM Holdings Corporation (formerly Gores Holdings IV, Inc.) (the Company) as of December 31, 2019, the related statements of operations, changes in stockholder’s equity, and cash flows for the period from June 12, 2019 (inception) through December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from June 12, 2019 (inception) through ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2019 to 2021.

Denver, Colorado
March 27, 2020

UWM HOLDINGS CORPORATION

f/k/a GORES HOLDINGS IV, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
CURRENT ASSETS:
Cash and cash equivalents	$50,573	$1,120
Deferred offering costs associated with public offering	—	411,374
Prepaid assets	183,889	—
Total current assets	234,462	412,494
Deferred tax asset	—	—
Investments held in Trust Account	425,331,306	—
Total assets	$425,565,768	$412,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$3,916,817	$274,666
State franchise tax accrual	200,000	1,830
Notes and advances payable – related party	1,000,000	150,000
Income tax payable	81,002	—
Total current liabilities	5,197,819	426,496
Deferred underwriting compensation	14,875,000	—
Total liabilities	$20,072,819	$426,496
Commitments and Contingencies:
Class A common stock subject to possible redemption, 40,049,294 and -0- shares at December 31, 2020 and December 31, 2019, respectively (at redemption value of $10 per share)	400,492,940	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 2,450,706 and -0- shares issued and outstanding (excluding 40,049,294 and -0- shares subject to possible redemption) at December 31, 2020 and December, 31, 2019, respectively	245	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,625,000 and 11,500,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,063	1,150
Additional paid-in-capital	10,845,009	23,850
Accumulated deficit	(5,846,308)	(39,002)
Total stockholders’ equity/(deficit)	5,000,009	(14,002)
Total liabilities and stockholders’ equity	$425,565,768	$412,494

See accompanying notes to financial statements.

UWM HOLDINGS CORPORATION

f/k/a GORES HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

		For the period from
	Year ended	June 12, 2019 (inception) to
	December 31, 2020	December 31, 2019
Professional fees and other expenses	(6,627,438)	(37,172)
State franchise taxes, other than income tax	(200,000)	(1,830)
Loss from operations	(6,827,438)	(39,002)
Other income - interest income	1,101,134	-
Net loss before income taxes	$(5,726,304)	$(39,002)
Provision for income tax	(81,002)	—
Net loss attributable to common shares	$(5,807,306)	$(39,002)
Net loss per common share:
Class A and Class F common shares - basic and diluted	$(0.12)	$(0.00)

See accompanying notes to financial statements.

UWM HOLDINGS CORPORATION

f/k/a GORES HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Period from June 12, 2019 (inception) through December 31, 2019
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at June 12, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Sale of Class F common stock to Sponsor in July 2019 at $.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Net loss	-	-	-	-	-	(39,002)	(39,002)
Balance at December 31, 2019	-	$-	11,500,000	$1,150	$23,850	$(39,002)	$(14,002)

	Year Ended December 31, 2020
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Beginning Balance at January 1, 2020	-	$-	11,500,000	$1,150	$23,850	$(39,002)	$(14,002)
Proceeds from initial public offering of Units on January 28, 2020 at $10.00 per Unit	42,500,000	4,250	-	-	424,995,750	-	425,000,000
Sale of 5,250,000 Private Placement Warrants to Sponsor on January 27, 2020 at $2.00 per Private Placement Warrant	-	-	-	-	10,500,000	-	10,500,000
Underwriters discounts	-	-	-	-	(8,500,000)	-	(8,500,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(810,743)	-	(810,743)
Deferred underwriting compensation	-	-	-	-	(14,875,000)	-	(14,875,000)
Forfeited Class F Common stock by Sponsor	-	-	(875,000)	(87)	87	-	-
Class A common stock subject to possible redemption; 40,049,294 shares at a redemption price of $10.00	(40,049,294)	(4,005)	-	-	(400,488,935)	-	(400,492,940)
Net loss	-	-	-	-	-	(5,807,306)	(5,807,306)
Balance at December 31, 2020	2,450,706	$245	10,625,000	$1,063	$10,845,009	$(5,846,308)	$5,000,009

See accompanying notes to financial statements.

UWM HOLDINGS CORPORATION

f/k/a GORES HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	For the period from
	December 31,	June 12, 2019 (inception) to
	2020	December 31, 2019
Cash flows from operating activities:
Net income/(loss)	$(5,807,306)	$(39,002)
Changes in state franchise tax accrual	198,170	1,830
Changes in prepaid assets	(183,889)	—
Changes in income taxes payable and deferred	81,002	—
Changes in deferred offering costs	—	(411,374)
Changes in accrued expenses	3,912,817	274,666
Net cash used in operating activities	(1,799,206)	(173,880)
Cash flows from investing activities:
Cash deposited in Trust Account	(425,000,000)	—
Interest reinvested in Trust Account	(331,306)	—
Net cash used in investing activities	(425,331,306)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	425,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	10,500,000	—
Proceeds from notes payable – related party	1,000,000	150,000
Repayment of notes and advances payable – related party	(150,000)	—
Proceeds from sale of Class F common stock to Sponsor	—	25,000
Payment of underwriter's discounts and commissions	(8,500,000)	—
Payment of offering costs	(670,035)	—
Net cash provided by financing activities	427,179,965	175,000
Increase in cash	49,453	1,120
Cash at beginning of period	1,120	—
Cash at end of period	$50,573	$1,120
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,875,000	$—
Cash paid for income and state franchise taxes	$1,830	$—
Deferred offering costs included in accrued expenses	$—	$270,666

See accompanying notes to financial statements.

UWM HOLDINGS CORPORATION

f/k/a GORES HOLDINGS IV, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

Organization and General

UWM Holdings Corporation (f/k/a Gores Holdings IV, Inc.) (the “Company”) was incorporated in Delaware on June 12, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. The Company had neither engaged in any operations nor generated any revenue prior to the completion of the Business Combination (as defined below). The Company’s Sponsor is Gores Sponsor IV, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31 as its fiscal year-end.

At December 31, 2020, the Company had not commenced any operations. All activity for the period from June 12, 2019 (inception) through December 31, 2019 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on January 28, 2020. Subsequent to the Public Offering, the Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

United Wholesale Mortgage Business Combination

On September 22, 2020, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC (f/k/a United Shore Financial Services, LLC, d/b/a United Wholesale Mortgage), a Michigan limited liability company and a wholly-owned subsidiary of SFS Corp. (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company and a wholly-owned subsidiary of SFS Corp. (“UWM LLC” and, together with SFS Corp. and UWM, the “UWM Entities.”). The transactions contemplated by the Business Combination Agreement will constitute a “Business Combination” within the meaning of the Company’s Amended and Restated Certificate of Incorporation. Such transactions are hereinafter referred to as the “Business Combination.”  The Business Combination with the UWM Entities closed on January 21, 2021.

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $425,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.

Trust Account

Prior to the Business Combination, funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of December 31, 2020, the Trust Account consisted of treasury bills.

As of December 31, 2020, the Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund our working capital requirements plus additional amounts released to us to fund our regulatory compliance requirements and other costs related thereto, subject to an annual limit of $1,100,000 for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business

Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

Business combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward consummating a Business Combination. The Business Combination was required to be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

The Company had 24 months from the IPO Closing Date to complete its Business Combination. If the Company did not complete a Business Combination within this period of time, it was required to (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of  Common Stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of Common Stock, they will be entitled to a pro rata share of the Trust Account in the event the Company did not complete a Business Combination within the required time period.

In the event of such distribution, it was possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) would be less than the initial public offering price per Unit in the Public Offering.

The Company, after signing a definitive agreement for a Business Combination, was required to either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable.

On January 20, 2021, the Company held a special meeting of the Company’s stockholders (the “Special Meeting”), held in lieu of the 2021 annual meeting of the Company’s stockholders, at which stockholders representing a majority of the outstanding shares of common stock approved the UWM Business Combination. The actual redemptions of common stock by Company stockholders in conjunction with the stockholder vote was 20,795 shares.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Unless otherwise stated, the financial statements and notes to the financial statements presented herein relate to the Company and its subsidiaries (legal acquirer) and not to UWM and its subsidiaries (legal acquiree).

Net Loss Per Common Share

As of December 31, 2020, the Company had two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class F common stock (the “Founder Shares”). The Company applies the two-class method for calculating earnings per share for Class A common stock and Class F common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class F common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class F common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Basic earnings per share of Class A common stock and Class F common stock is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock and Class F common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class F common stock is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock or Class F common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. During 2020 and 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	Year Ended December 31, 2020	For the period from June 12, 2019 (inception) to December 31, 2019
	Class A and F	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$(5,807,306)	$(39,002)
Denominator:
Weighted-average shares outstanding	50,144,178	11,500,000
Basic and diluted net income/(loss) per share	$(0.12)	$(0.00)

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred that were related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering, of which $411,374 were deferred as of December 31, 2019 and $14,875,000 were accrued as of December 31, 2020. As of December 31, 2020, offering costs incurred totaling approximately $24,185,743 were charged to stockholders’ equity.

Redeemable Common Stock

As discussed in Note 3, all of the 42,500,000 shares of Common Stock sold as part of the Units in the Public Offering contained a redemption feature which allowed for the redemption of such public shares in connection with the Company’s liquidation, if there was a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, as of December 31, 2020, the Company’s amended and restated certificate of incorporation provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, as of December 31, 2020, 40,049,294 of the 42,500,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments, which can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of operations. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the years ended December 31, 2020 or 2019.

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

Investments and Cash Held in Trust Account

As of December 31, 2020, the Company had $425,331,306 in the Trust Account which could be utilized for Business Combinations. As of December 31, 2020, the Trust Account consisted of treasury bills.

As of December 31, 2020, the Company’s amended and restated certificate of incorporation provided that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust would be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company did not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company was unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

Recently issued accounting pronouncements not yet adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements based on current operations of the Company.  The impact of any recently issued accounting standards will be re-evaluated on a regular where the impact could be material. The Company does not believe the consummation of the Business Combination will have a material impact on the Company’s financial statements.
3.	Public Offering

Public Units

On January 28, 2020, the Company sold 42,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $425,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fourth of one redeemable Class A common stock purchase warrant (the “Warrants”). Each Whole

Warrant entitled the holder to purchase one share of Class A common stock for $11.50 per share. Each Warrant would become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company did not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants would have expired at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of Common Stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of Common Stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,500,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($14,875,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount became payable to the underwriters from the amounts held in the Trust Account upon completion of the UWM Business Combination with the UWM Entities.

On January 26, 2021, the Company filed a registration statement on Form S-1 related, among other things, to the issuance by the Company of up to (i) 10,625,000 shares of its Class A Stock issuable upon the exercise of the outstanding Warrants, and (ii) 5,250,000 shares of its Class A Stock upon exercise of the Private Placement Warrants (defined below). The Company is not obligated to deliver any shares of its Class A Stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Stock underlying the Warrants is then effective and a prospectus relating thereto is current. The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant, if: (i) the Company provides not less than 30 days’ prior written notice of redemption to each Warrant holder; and (ii) the last reported sale price of the Company’s Class A Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to the date the Company sends the notice of redemption to the Warrant holder. In addition, the Company may call the Warrants for redemption, in whole and not in part, at a price equal to a number of shares of Class A Stock representing the fair value of the Warrants based on an option pricing model with a fixed volatility input as of September 6, 2018, if: (i) the Company provides not less than 30 days’ prior written notice of redemption to each Warrant holder; and (ii) the last reported sale price of the Company’s Class A Stock equals or exceeds $10.00 per share on the trading day prior to the date the Company sends the notice of redemption to the Warrant holder. The Warrants meet the criteria for equity classification under the applicable accounting guidance.
4.	Related Party Transactions

Founder Shares

On July 16, 2019, the Sponsor purchased 11,500,000 shares of Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On March 9, 2020, the Sponsor forfeited 875,000 Founder Shares following the expiration of the unexercised portion of underwriter’s over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of Common Stock following completion of the Public Offering. The Founder Shares are identical to the Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

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

The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants also meet the criteria for equity classification under the applicable accounting guidance.

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

On September 29, 2020, the Sponsor made available to the Company a loan of up to $1,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note were used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) June 30, 2021 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2020, the amount advanced by Sponsor to the Company was $1,000,000.  The loan was repaid in connection with the Business Combination with the UWM Entities which closed on January 21, 2021.

Administrative Service Agreement

The Company entered into an administrative services agreement on January 23, 2020, pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 a month for office space, utilities and secretarial support. The Company paid $225,161 during the year ended December 31, 2020, and had no payable outstanding as of December 31, 2020 related to the agreement above.  Services commenced on the date the securities were first listed on the NASDAQ Capital Market. Pursuant to the agreement, the services terminated upon the consummation of the Business Combination with the UWM Entities.

5.	Income Taxes

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided is as follows:

	Year Ended	For the period from
	December 31,	June 12, 2019 (inception) to
	2020	December 31, 2019
Income tax expense/(benefit) at the federal statutory rate	$(1,202,524)	$(8,191)
Capitalized Transaction Expenses	1,209,597	-
State income taxes - net of federal income tax benefits	(38,435)	(1,426)
Change in valuation allowance	112,364	9,617
Total income tax expense (benefit)	$81,002	$-

Current/Deferred Taxes

The provision for income taxes consisted of the following:

	Year Ended	For the period from
	December 31,	June 12, 2019 (inception) to
	2020	December 31, 2019
Current income tax expense/(benefit)
Federal	$81,002	$—
State	0	—
Total current income tax expense/(benefit)	$81,002	$—
Deferred income tax expense/(benefit)
Federal	$—	$—
State	0	—
Total deferred income tax expense/(benefit)	$0	$—
Provision for income taxes	$81,002	$—

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Accrued expenses	$97,558	$1,437
Net operating losses	25,390	8,180
Total deferred tax assets	122,948	9,617
Valuation allowance	(121,981)	(9,617)
Net deferred tax assets	967	-

Deferred tax liabilities	-	-
Accrued income	(967)	-
Total deferred tax liabilities	(967)	-
Net deferred tax assets (liabilities)	$-	$-

The Company has state income tax NOL carryforwards of $25,390 as of December 31, 2020, which have an unlimited carryforward. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred for the period June 12, 2019 (inception) through the year ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, the Company believes that it is more likely than not that the benefit from these DTAs will not be realized. In recognition of this risk, as of December 31, 2020 and 2019, the valuation allowance with respect to the Company’s deferred tax assets was $121,981 and $9,617, respectively, a net increase of $112,364.

The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts various tax jurisdictions and compliance with U.S. federal or states tax laws. Both 2019 and 2020 remain open under applicable statute of limitations with relevant taxing authorities.  The Company has no recorded uncertain tax benefits as of December 31, 2020.

6.	Investments and cash held in Trust

As of December 31, 2020, investment securities in the Company’s Trust Account consist of $425,331,306 in United States Treasury Bills.

7.	Fair Value Measurements

The Company complies with ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	425,331,306	425,331,306	—	—
Total	$425,331,306	$425,331,306	$—	$—

8.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock and vote together as a single class. At December 31, 2020, there were 42,500,000 shares of Class A common stock and 10,625,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

9.       Subsequent Events

Business Combination with the UWM Entities

As described in Note 1, the Company completed the Business combination with the UWM Entities on January 21, 2021, following stockholder approval. In connection with the Business Combination, the Company entered into the Subscription Agreements with the Private Placement Investors pursuant to which the Company issued 50,000,000 shares of Class A Stock in the Private Placement at $10 per share, for gross proceeds to the Company of $500,000,000.

Following this transaction, UWM became an indirect consolidated subsidiary of the Company, which was renamed UWM Holdings Corporation, shares of which listed for trading on the New York Stock Exchange under the symbol “UWMC” on January 22, 2021.  The Company’s financial statement presentation to be included in quarterly and annual filings with the SEC on Forms 10-Q and 10-K with respect to periods subsequent to the Business Combination with the UWM Entities will include the consolidated financial statements of UWM and its subsidiaries for periods prior to the completion of the Business Combination and of the Company for periods from and after the Business Combination.

The Company paid the deferred underwriting discount totaling $14,875,000 or 3.50% of the gross offering proceeds of the Public Offering which was accrued as of December 31, 2020, to the underwriter on January 21, 2021 upon the Company’s consummation of the Business Combination with the UWM Entities.

On February 3, 2021, our Board of Directors declared its first regular quarterly dividend of $0.10 per share on the outstanding shares of Class A Common Stock. The dividend is payable on April 6, 2021 to stockholders of record at the close of business on March 10, 2021. The quarterly declaration of dividends will be subject to the discretion of our Board of Directors, taking into consideration the limitations imposed by the Company’s governing documents, contractual obligations and other requirements of applicable corporate law.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Information required by this item is set forth under Item 4.01 of our Current Report on Form 8-K filed with the SEC on January 22, 2021, which information is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	MANAGEMENT

As of March 15, 2021, our directors and executive officers are as follows:

Name	Age	Title
Mat Ishbia	41	President, Chief Executive Officer and Chairman
Jeff Ishbia	72	Director
Justin Ishbia	43	Director
Kelly Czubak	40	Director
Isiah Thomas	59	Director
Robert Verdun	55	Director
Alex Elezaj	44	Executive Vice President, Chief Strategy Officer and Director
Laura Lawson	44	Executive Vice President, Chief People Officer and Director
Melinda Wilner	45	Executive Vice President, Chief Operating Officer and Director
Tim Forrester	53	Executive Vice President, Chief Financial Officer

Directors

Mat Ishbia. Mr. Ishbia currently serves as the President and Chief Executive Officer of UWM Holdings Corporation and as a Class I member and Chairman of our Board. Mat Ishbia has served as UWM’s President and Chief Executive Officer since June 2013. Mr. Ishbia joined UWM on a full-time basis in 2003 as an Account Executive and since then has held several positions of increasing responsibility leading up to his current role, including, National Sales Manager and Executive Vice President, Wholesale. Under Mr. Ishbia’s leadership, UWM has become one of the most innovative lenders in the industry growing to a 6,700+ person team. Mr. Ishbia is a prominent advocate for mortgage brokers nationwide and regularly promotes the wholesale channel on national platforms such as CNBC, Fox Business and Bloomberg TV. He has been named one of the “Most Influential Mortgage Professionals Under 40” and one of the “25 Most Connected Mortgage Professionals” by National Mortgage Professional magazine. Additional accolades include being named a “Rising Star” and Vanguard Award winner by HousingWire. In 2019, Mr. Ishbia authored the book Running the Corporate Offense, applying lessons he learned playing basketball for Michigan State University coach Tom Izzo to running a highly successful business. Mat Ishbia earned his bachelor’s degree from Michigan State University. Mat Ishbia and Justin Ishbia are Jeffrey A. Ishbia’s sons.

Jeffrey A. Ishbia. Mr. Ishbia currently serves as a Class II member of our Board. Mr. Ishbia is the founder of UWM and has been its Executive Chairman since its inception in July 1986. Since September 1990, Mr. Ishbia has served as Managing Partner of the law firm Ishbia & Gagleard, P.C., a boutique law firm specializing in transactional, real estate and corporate law. Mr. Ishbia is also the principal and manager of various operating businesses, including enterprises in hospitality, home security, title, insurance, auto parts manufacturing and the financial sector. Mr. Ishbia is also involved in a number of retail and office space real estate investments. Mr. Ishbia is a graduate of Wayne State University Law School. Mat Ishbia and Justin Ishbia are Jeffrey A. Ishbia’s sons.

Justin Ishbia. Mr. Ishbia currently serves as a Class III member of our Board. Mr. Ishbia has been on UWM’s advisory board since 2011. He is a founding partner of Shore Capital Partners, a private equity firm, and has been its Managing Partner since 2009. As Managing Partner, Mr. Ishbia is responsible for investment sourcing and valuation, transaction structuring, the securing of financing, fundraising and all administrative activities. Prior to founding Shore Capital Partners, Mr. Ishbia served as an investment professional at Valor Equity Partners, a private equity firm, from 2007 to 2009. From 2004 to 2007, Mr. Ishbia was an attorney in the private equity group of Kirkland and Ellis. Mr. Ishbia also serves on the Boards of Directors of various private companies. Mr. Ishbia holds a J.D. from Vanderbilt University Law School and a B.A. in accounting from Michigan State University. Mat Ishbia and Justin Ishbia are Jeffrey A. Ishbia’s sons.

Alex Elezaj. Mr. Elezaj currently serves as the Executive Vice President, Chief Strategy Officer of UWM Holdings Corporation and as a Class I member of our Board. Mr. Elezaj has served as Executive Vice President and

Chief Strategy Officer of UWM since April 2018. Prior to joining UWM, Mr. Elezaj served as Chief Executive Officer of Class Appraisal, Inc., an appraisal management company, from April 2015 to April 2018. From December 2010 to March 2015, Mr. Elezaj served as Chief Operating Officer of Whitlam Group, a labeling and packaging solutions company, and as Vice President of Sales and Marketing from June 2008 to December 2010. Prior to joining Whitlam Group, Mr. Elezaj served as Group Manager at Takata Corporation, an automotive parts company. Mr. Elezaj holds an MBA from Michigan State University and a BBA from Walsh College.

Laura Lawson. Ms. Lawson currently serves as the Executive Vice President, Chief People Officer of UWM Holdings Corporation and as a Class II member of our Board. Ms. Lawson has served as Executive Vice President and Chief People Officer of UWM since August 2014. From July 2011 until August 2014, Ms. Lawson served in various roles in the Marketing Department at UWM. Prior to joining UWM, Ms. Lawson served as Staff Supervisor at Taubman Company, a real estate company, from May 2009 to July 2010. Ms. Lawson holds a B.A. in advertising from Michigan State University.

Melinda Wilner. Ms. Wilner currently serves as the Executive Vice President and Chief Operating Officer of UWM Holdings Corporation and as a Class III member of our Board. Ms. Wilner has served as Executive Vice President and Chief Operating Officer of UWM since August 2015. From October 2011 until August 2015, Ms. Wilner served in multiple roles at UWM including Head of Underwriting and Underwriting Manager. Prior to joining UWM, Ms. Wilner served as a Mortgage Branch Manager and Underwriter for Bank of Ann Arbor’s Wholesale Division from February 2009 to October 2011. Ms. Wilner holds a B.A. in economics from Vanderbilt University.

Independent Directors

Kelly Czubak. Ms. Czubak currently serves as a Class I member of our Board. Ms. Czubak has been Assistant Vice President of First National Bank of America since April 2011, focusing on whole loan acquisitions. Ms. Czubak joined First National Bank of America in June 2005 as a residential loan officer. Prior to that, Ms. Czubak spent three years as an annuity specialist for Jackson National Life Insurance Company. Ms. Czubak has a B.A. in human services from Michigan State University.

Isiah Thomas. Mr. Thomas currently serves as a Class II member of our Board. Mr. Thomas has served as Chief Executive Officer and Vice Chairman of One World Pharma, Inc., a supplier of hemp-derived ingredients, since June 2020. Mr. Thomas has been the Chairman and Chief Executive Officer of Isiah International, LLC, a holding company with interests in a diversified portfolio of businesses, since 2011. Mr. Thomas also has been a Commentator and Analyst for NBA TV since 2014 and Turner Sports since 2012. He previously served as the President & Alternate Governor of the New York Liberty of the Women’s National Basketball Association from 2015 to February 2019, the Head Basketball Coach at Florida International University, from 2009 to 2012, the General Manager, President of Basketball Operation and Head Coach of the New York Knicks of the NBA, from 2006 to 2008, the Head Coach of the Indiana Pacers of the NBA from 2000 to 2003, the Owner of the Continental Basketball Association from 1998 to 2000, Minority Owner & Executive Vice President of the Toronto Raptors of the NBA from 1994 to 1998 and point guard for the Detroit Pistons of the NBA from 1981 to 1994. Mr. Thomas has served as a director of Madison Square Garden Entertainment Corp. since April 2020. Mr. Thomas has a B.S. in criminal justice from Indiana University and a Master’s in education from UC Berkeley.

Robert Verdun. Mr. Verdun currently serves as a Class III member of our Board. Since October 2016, Mr. Verdun has served as Chief Executive Officer of Third Wave LLC, a consulting company that provides consulting services to businesses and entrepreneurs. Prior to that, Mr. Verdun founded and served as President and Chief Executive Officer of Computerized Facility Integration LLC (“CFI”), a management consulting and technology company, from 1990 until 2015 when CFI was sold to Cantor Fitzgerald’s Newmark Knight Frank (“Newmark”) business, after which Mr. Verdun served as President of Newmark’s Corporate Services division until 2016. Mr. Verdun was named Ernst & Young Entrepreneur of the Year in 2014. Mr. Verdun also serves as a member of the Board of directors of Slang Worldwide Inc., a Canadian public company focusing on consumer packaged cannabis goods.

Executive Officers

Mat Ishbia. Mr. Ishbia currently serves as the President and Chief Executive Officer of UWM Holdings Corporation and as a Class I member and Chairman of our Board. Biographical information for Mr. Ishbia is set forth under “Management—Directors.”

Tim Forrester. Mr. Forrester currently serves as the Executive Vice President, Chief Financial Officer of UWM Holdings Corporation. Mr. Forrester has served as Executive Vice President and Chief Financial Officer of UWM since September 2012. Prior to joining UWM, Mr. Forrester was an industry consultant from 2009 to 2011, serving a variety of large banks, valuation firms, and government sponsored agencies, as well as providing litigation support. Prior to that, Mr. Forrester served as an Audit and Accounting partner in Audit as well as the Capital Markets Group at Deloitte & Touche USA LLP. He was at Deloitte from 1990 to 2008. While at Deloitte, Mr. Forrester led the firm’s national mortgage banking audit practice from 2002 to 2008 and was co-lead of the firm’s lending and leasing practice from 2002 to 2006. Mr. Forrester holds a B.A. in accounting from Michigan State University.

Alex Elezaj. Mr. Elezaj currently serves as the Executive Vice President, Chief Strategy Officer of UWM Holdings Corporation and as a Class I member of our Board. Biographical information for Mr. Elezaj is set forth under “Management—Directors.”

Laura Lawson. Ms. Lawson currently serves as the Executive Vice President, Chief People Officer of UWM Holdings Corporation and as a Class II member of our Board. Biographical information for Ms. Lawson is set forth under “Management—Directors.”

Melinda Wilner. Ms. Wilner currently serves as the Executive Vice President and Chief Operating Officer of UWM Holdings Corporation and as a Class III member of our Board. Biographical information for Ms. Wilner is set forth under “Management—Directors.”

Controlled Company Exemption

Because SFS Corp. controls more than a majority of the total voting power of UWM Holdings Corporation, we are a “controlled company” within the meaning of NYSE listing rules. Under NYSE listing rules, a company of which more than 50% of the voting power for the election of directors is held by an individual or a group of persons acting together is a “controlled company” and may elect not to comply with the following NYSE listing rules regarding corporate governance:

•	the requirement that a majority of our Board of directors consist of independent directors;

•

the requirement that compensation of our executive officers be determined by a compensation committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

the requirement that director nominees be selected, or recommended for the Board’s selection, by a nominating committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Three of our nine directors are independent directors and our Board has an independent audit committee. However, our Board does not consist of a majority of independent directors, nor do we have a compensation committee comprised of solely independent directors or a nominating committee. Rather, actions with respect to executive compensation will be taken by the compensation committee on which Mr. Mat Ishbia sits, and decisions with respect to Mr. Ishbia’s compensation will be taken by an independent subcommittee and director nominations will be made by our full Board. Our Board has determined that Kelly Czubak, Isiah Thomas and Robert Verdun are “independent directors,” as defined in NYSE listing rules and applicable SEC rules.

Audit Committee

The principal functions of our audit committee is, among other things:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Our audit committee consists of Kelly Czubak, Isiah Thomas and Robert Verdun, each of whom qualify as independent directors according to the rules and regulations of the SEC and NYSE with respect to audit committee membership. In addition, all of the audit committee members meet the requirements for financial literacy under applicable SEC and NYSE rules and Robert Verdun qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. Our Board adopted a new written charter for the audit committee on January 21, 2021, which is available on our website. The reference to our website address in this report does not include or incorporate by reference the information on our website into this report.

Compensation Committee

The principal functions of our compensation committee include, among other things:

•	assisting the Board with oversight of our compensation policies, plans and programs;
•	reviewing and approving the corporate goals and objectives with respect to the compensation of our Chief Executive Officer:
•

reviewing and approving on an annual basis the corporate goals and objectives relevant to the compensation of the other executive officers, evaluating their performance in light of such goals and objectives and determining and approving the remuneration of our executive officers based on such evaluation;

•	reviewing and approving any employment agreement or compensatory arrangement or benefit with our executive officers, including any perquisites;

•	reviewing, and making recommendations to the Board regarding director compensation;
•

evaluating, recommending, reviewing and approving all equity awards under any equity-based compensation plan to our executive officers, the Chief Accounting Officer and others as requested by the Board;

•	reviewing incentive compensation arrangements and discussing risk-management policies and practices;
•	reviewing and recommending to the Board for approval of the frequency of Say-on-Pay votes and approving any proposal included in our proxy statement;
•	self-evaluating the performance of the committee annually;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing and approving our overall compensation philosophy.

Our compensation committee consists of Mat Ishbia, Kelly Czubak and Robert Verdun. On January 21, 2021, our Board adopted a new written charter for the compensation committee, which is available on our website. The reference to our website address in this report does not include or incorporate by reference the information on our website into this report.

Compensation Committee Interlocks and Insider Participation

During fiscal 2019, compensation for Mr. Mat Ishbia was determined by Mr. Jeff Ishbia, and the compensation for UWM’s other named executive officers was determined by Mr. Mat Ishbia. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of directors or compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of directors) of any other entity that has one or more executive officers on our compensation committee or the Board.

Limitation on Liability and Indemnification of Directors and Officers

The Second Amended and Restated Certificate of Incorporation limits our directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;
•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	for any unlawful payment of dividends or redemption of shares; or
•	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and our Amended and Restated Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other team members and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Second Amended and Restated Certificate of Incorporation, the Amended and Restated Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Leadership Structure and Role in Risk Oversight

Our Board does not have a policy requiring the positions of the Chairperson of the Board and Chief Executive Officer to be separate or held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, based on criteria that are in our best interests and the best interests of our stockholders, including the composition, skills and experience of the Board and its members, specific challenges faced by our business or the industry in which we operate and governance efficiency. Our Board has elected Mat Ishbia as Chairman of the Board because it believes that Mat Ishbia’s strategic vision for the business, his in-depth knowledge of UWM’s operations, and his experience serving as the President and Chief Executive Officer of UWM make him well qualified to serve as both Chairman of the Board and Chief Executive Officer. Combining the roles of Chairman and Chief Executive Officer helps provide strong and consistent leadership for the management team and our Board. If our Board convenes for a meeting, it is expected that the non-management directors will meet in executive session, if the circumstances warrant. Our Board may consider appointing a lead independent director, if the circumstances warrant.

Our Board administers the risk oversight function directly through our Board as a whole, as well as through the audit committee. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, governance risks and whether any of our compensation policies and programs are reasonably likely to have a material adverse effect on our company. The audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The allocation of risk oversight responsibility may change, from time to time, based on the evolving needs of our business.

Code of Ethics

Our Board has adopted a Code of Ethics applicable to our directors, executive officers and team members that complies with the rules and regulations of the NYSE and the SEC. The Code of Ethics is available on our website. In addition, we intend to post on the Corporate Governance section of our website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to our website address in this report does not include or incorporate by reference the information on our website into this report.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the executive compensation programs for our Chief Executive Officer, Chief Financial Officer and our other three most highly compensation executive officers (our “named executive officers”):

Name	Title
Mat Ishbia	President and Chief Executive Officer
Tim Forrester	Executive Vice President, Chief Financial Officer
Melinda Wilner	Executive Vice President, Chief Operating Officer and Director
Alex Elezaj	Executive Vice President, Chief Strategy Officer and Director
Laura Lawson	Executive Vice President, Chief People Officer and Director

At the closing of the Business Combination, our executive officers became the executive officers of the Company. In compliance with SEC rules, the information described herein is largely historical but we expect to adopt a public company compensation structure for our executive officers in 2021. We expect that our compensation committee and our Board will work with management to develop and maintain a compensation framework and executive compensation objectives and programs that are appropriate for executive officers of a public company.

Compensation Objectives and Philosophy

The objective of the executive compensation and benefits program is to establish and maintain a competitive total compensation program that will attract, motivate, and retain the qualified and skilled talent necessary for our continued success. Our compensation structure is designed to (1) motivate our named executive officers to achieve or exceed financial and operational objectives established for us at the beginning of the year and reward them for their achievements when those objectives are met and (2) allow them to participate in our financial success.

The overall level of total compensation for our named executive officers as described herein is intended to be reasonable and competitive, taking into account factors such as the individual’s experience, performance, duties and scope of responsibilities, prior contributions and future potential contributions to our business. With these principles in mind, we structured our compensation program to offer competitive total pay packages that we believe enables us to retain and motivate executives with the requisite skill and knowledge and to ensure the stability of our management team, which is vital to the success of our business.

In connection with the Business Combination, our stockholders adopted the 2020 Omnibus Incentive Plan (the “Omnibus Plan”) and we expect that equity awards under the Omnibus Plan will be a significant component of our future compensation programs.

Setting Executive Compensation in 2020

During 2020, compensation for Mr. Mat Ishbia was determined by Mr. Jeff Ishbia, and the compensation for our other named executive officers was determined by our CEO, Mr. Mat Ishbia. In setting an individual named executive officer’s compensation package, Mr. Mat Ishbia considered the nature of the position, the scope of associated responsibilities, the individual’s knowledge, experience and skills as well as overall contributions. We did not engage in any benchmarking and did not engage any external consultants in setting pay for the named executive officers in fiscal year 2020. Historically, as a private company, compensation for the named executive officers emphasized cash incentive compensation over other elements of compensation.

Key Elements of Executive Compensation Program

The elements of our executive compensation program during 2020 were (i) base salary, (ii) an annual cash incentive award plan (the “Captains Annual Bonus Plan”) in which all Captains in UWM were able to earn a bonus based on company-wide annual financial and operational goals, (iii) a long-term cash incentive plan (“LTIP”), and (iv) certain employee benefits and perquisites. Brief descriptions of each principal element of the executive compensation program are summarized in the following table and described in more detail below.

Overview

Compensation Element	Brief Description	Objectives
Base Salary	Fixed compensation that reflects the talent, skills and competencies of the individual.	Provide a competitive, fixed level of cash compensation to attract and retain talented and skilled executives.

Captains Annual Bonus Plan	Annual cash compensation bonus based on company-wide annual financial and operational goals.	Open to all Captains at UWM. Assures company-wide alignment on financial and operational goals; rewards for company-wide success.

Long-Term Incentive Plan	Cash compensation earned based on achievement of net company-wide annual financial results. Paid in four equal annual installments.	Program for certain top level executives to help create future value and promote long-term decision making. Assists in retention of key executives.

Employee Benefits and Perquisites	Participation in all broad-based employee health and welfare programs and retirement plans.	Aid in retention in a highly competitive market for talent by providing an overall competitive benefits package.

Base Salary

Base salaries are established at levels that are intended to provide a stable level of minimum compensation to each named executive officer that are commensurate with each named executive officer’s role, experience and duties.

The fiscal year 2020 base salaries of our named executive officers as reflected in our audited financial statements are set forth in the table below.

Name	2020 Base Salary
Mat Ishbia	$600,000
Tim Forrester	$260,000
Melinda Wilner	$337,000
Alex Elezaj	$321,000
Laura Lawson	$255,000

Captains Annual Bonus Plan

At the beginning of each year, our CEO, Mr. Mat Ishbia shares with each Captain, which includes each of our named executive officers, the company-wide financial and operational goals for the year and the annual performance metric for such goal. With respect to 2020, these financial and operational goals included metrics related to (1) team member retention, (2) customer service speed and satisfaction, (3) loan processing time, (4) compliance and processing quality, (5) production, (6) expenses, and (7) broker channel growth. A target dollar bonus is set for each Captain and, depending on our performance, a Captain can earn up to 150% of such target bonus. In August 2020, based on the significant increase in production, the CEO announced that the target bonus for each Captain would be doubled for 2020. At the end of 2020, the CEO reviewed each of the metrics and determined that the Captain’s bonuses had been met at 80%. The amount of the actual bonus under the Captains Annual Bonus Plan paid to each named executive officer is included in the Summary Compensation Table below and set forth in the notes to the

Grants of Plan-Based Awards During Fiscal 2020 below. Our CEO does not participate in the Captains Annual Bonus Plan.

Long-Term Incentive Plan

In addition to the Captains Annual Bonus Plan, certain top level executives participate in our LTIP which was created to create future value and promote long-term decision making. Consistent with historical practice, for 2020, the LTIP was funded as a pool equal to 3% of our annual net profit and each participant shared in a specific portion of the pool, subject to a cap. While the LTIP pool and the participant share was set at the beginning of the year, the CEO maintained complete discretion to adjust the aggregate pool and/or individual percentage upwards or downwards as he deemed appropriate. The amount earned with respect to any year is paid in four equal annual installments commencing in the third quarter following the performance year, provided that the executive is employed on the payment date. In connection with our Business Combination, we accelerated a portion of the LTIP payable to the executives. Our CEO does not participate in the LTIP.

CEO Bonus

Our CEO, Mr. Mat Ishbia did not have a target or set bonus award with pre-set performance goals for fiscal year 2020. Rather, Mr. Mat Ishbia’s bonus was determined by Mr. Jeff Ishbia after taking into account a qualitative assessment of his individual performance and the performance of UWM under his leadership. For 2020, Mr. Mat Ishbia received an annual bonus as set forth in the Summary Compensation Table below based on our strong financial performance. Because the CEO did not have definite annual bonus targets for 2020 nor pre-set performance metrics, the cash bonuses paid to Mr. Mat Ishbia appear in the “Bonus” column of the “Summary Compensation Table.” We expect that Mr. Mat Ishbia will participate in the Captains Annual Bonus Plan in 2021 and be measured against the same financial and operational goals and performance metrics as all other Captains. The Compensation Committee has not yet determined the target dollar bonus that will be set for the CEO in 2021 and anticipates that it will establish such target in early 2021.

Employee Benefits and Perquisites

We provide a number of benefit plans to all eligible team members, including our named executive officers. These benefits include programs such as medical, dental, life insurance, business travel accident insurance, short- and long-term disability coverage, a 401(k) defined contribution plan and for certain executives concierge health insurance. While perquisites help to provide our named executive officers a benefit with a high perceived value at a relatively low cost, we do not generally view perquisites as a material component of our executive compensation program.

Performance and the performance of UWM under his leadership. For 2020, Mr. Mat Ishbia received an annual bonus as set forth in the Summary Compensation Table below based on our strong financial performance. Because the CEO did not have definite annual bonus targets for 2020 nor pre-set performance metrics, the cash bonuses paid to Mr. Mat Ishbia appear in the “Bonus” column of the “Summary Compensation Table.” We expect that Mr. Mat Ishbia will participate in the Captains Annual Bonus Plan in 2021 and be measured against the same financial and operational goals and performance metrics as all other Captains. The Compensation Committee has not yet determined the target dollar bonus that will be set for the CEO in 2021 and anticipates that it will establish such target in early 2021.

Employee Benefits and Perquisites

We provide a number of benefit plans to all eligible team members, including our named executive officers. These benefits include programs such as medical, dental, life insurance, business travel accident insurance, short- and long-term disability coverage, a 401(k) defined contribution plan and for certain executives concierge health insurance. While perquisites help to provide our named executive officers a benefit with a high perceived value at a relatively low cost, we do not generally view perquisites as a material component of our executive compensation program.

Compensation of UWM Holdings Corporation Directors

During 2021, each of our non-employee directors will receive an annual cash retainer fee of $120,000 plus an additional $3,000 per Board meeting fee, and an initial equity award of 1,000 shares of restricted stock which immediately vested on the date of grant. In addition, each non-employee director will receive an annual grant of 1,000 shares of Class A common stock under the Omnibus Plan. No additional compensation will be payable for service on any Board Committee or attendance at Committee meetings. Each non-employee director will be reimbursed for out-of-pocket expenses in connection with their services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of shares of common stock of the Company as of March 15, 2021 by:

•	each person known by the Company to be the beneficial owner of more than 5% of the common stock of the Company;

•	each of the Company’s named executive officers and directors; and

•	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and Warrants that are currently exercisable or exercisable within 60 days. Company stock issuable upon exercise of options and Warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The percentage ownership of common stock of the Company is based on 1,605,173,992 shares of common stock of the Company outstanding, consisting of 103,104,205 shares of Class A Stock and 1,502,069,787 shares of Class D Stock issued and outstanding as of March 15, 2021.

Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Stock Beneficially Owned (1)		Class D Stock Beneficially Owned (1)
Name and Address of Beneficial Owner(1)	Number of Shares	%	Number of Shares	%	% of Total Voting Power
Mat Ishbia (3)	1,502,069,787	93.6	1,502,069,787	100	79.0 (7)
Tim Forrester	—	—	—	—	—
Alex Elezaj	—	—	—	—	—
Laura Lawson	—	—	—	—	—
Melinda Wilner	—	—	—	—	—
Jeffrey A. Ishbia (3)	1,502,069,787	93.6	1,502,069,787	100	79.0 (7)
Justin Ishbia (4)	—	—	—	—	—
Kelly Czubak	—	—	—	—	—
Isiah Thomas	—	—	—	—	—
Robert Verdun	110,000	*	—	—	*
All Directors and Executive Officers as a Group (10 individuals)	1,502,094,787	93.6	1,502,069,787	100	79
Five Percent Holders
SFS Corp. (5)	1,502,069,787	93.6	1,502,042,686	100	79.0 (7)
Gores Sponsor IV, LLC (6)	15,800,000	13.3	—	—	*
Blackrock Inc. (8)	11,500,000	11.2	—	—	*
Brandeerian, Ltd. (9)	7,500,000	7.3	—	—	*
*	Less than one percent.

(1)

Holders of Class B Stock and holders of Class D Stock each have ten votes per share of Class B Stock and Class D Stock, respectively, (as compared with holders of Class A Stock and holders of Class C Stock, who each have one vote per share of Class A Stock and Class C Stock, respectively) and consequently have a greater ability to control the outcome of matters requiring stockholder approval, even when the holders of Class B Stock and Class D Stock own significantly less than a majority of the outstanding shares of common stock. No shares of Class B Stock or Class C Stock are outstanding as of March 15, 2021.

(2)

Unless otherwise indicated, the business address of SFS Corp. and the Company’s executive officers and directors in this table is c/o UWM Holdings Corporation, 585 South Boulevard E, Pontiac, Michigan, 48341.

(3)

Represents shares of Class A Stock and Class D Stock beneficially owned by SFS Corp. Mat Ishbia and Jeff Ishbia may be deemed to beneficially own the Class A Stock and Class D Stock and exercise voting and dispositive power of the securities held by SFS Corp.

(4)	Justin Ishbia is the beneficiary of trusts that hold a 23% pecuniary non-voting interest in SFS Corp.
(5)

With respect to the Class A Stock beneficially owned, assumes that (a) all UWM Class B Common Units (together with the stapled shares of Class D Stock) have been exchanged in UWM Unit Exchanges for shares of Class B Stock and (b) all shares of Class B Stock have been converted into shares of Class A Stock. Mat Ishbia and Jeff Ishbia may be deemed to beneficially own the Class A Stock and Class D Stock and exercise voting and dispositive power of the securities held by SFS Corp. Without the Voting Limitation, SFS Corp. would have 99% of the total voting power of the Company’s common stock.

(6)

Represents (i) shares of Class A common stock beneficially owned by Gores Sponsor IV, LLC following the conversion of Class F Stock in connection with the Business Combination and (ii) shares of Class A common stock issuable within 60 days upon the conversion of 5,250,000 Private Placement Warrants. The business address of Gores Sponsor IV, LLC is 9800 Wilshire Boulevard, Beverly Hills, California 90212.

(7)	Without the voting limitation contained in our Charter, SFS Corp. would have 99% of the total voting power of our Common Stock.
(8)

The registered holders of the referenced shares are the following funds and accounts under management by subsidiaries of BlackRock, Inc.: BlackRock Global Long/Short Credit Fund of BlackRock Funds IV; Strategic Income Opportunities Bond Fund; BlackRock Total Return Bond Fund; BGF Fixed Income Global Opportunities Fund; BGF ESG Fixed Income Global Opportunities Fund; Master Total Return Portfolio of Master Bond LLC; BlackRock Strategic Income Opportunities Portfolio of BlackRock Funds V; BlackRock Capital Allocation Trust; BlackRock Global Allocation Fund, Inc.; BlackRock Global Allocation Collective Fund; BlackRock Global Allocation Portfolio of BlackRock Series Fund, Inc.; BlackRock Global Allocation V.I. Fund of BlackRock Variable Series Funds, Inc.; BlackRock Global Funds—Global Allocation Fund; and BlackRock Global Funds—Global Dynamic Equity Fund. BlackRock, Inc. is the ultimate parent holding company of such subsidiaries. On behalf of such subsidiaries, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers and/or investment committee members expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such subsidiaries and such portfolio managers and/or investment committee members is 55 East 52nd Street, New York, NY 10055.

(9)

King Street Capital Management, L.P. is the manager of the beneficial owners, King Street Capital, L.P and King Street Capital Master Fund, Ltd. Jay Ryan is the sole director of King Street Capital Management, L.P. As a result, each of King Street Capital, L.P., King Street Capital Master Fund, Ltd., King Street Capital Management L.P. and Mr. Ryan may be deemed to have beneficial ownership of the securities held by Brandeerian, Ltd. The business address of Brandeerian, Ltd. is 299 Park Avenue, 40th Floor, New York, NY 10171.

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

Private Placement Warrants

On the IPO Closing Date, the Sponsor purchased 5,250,000 Private Placement Warrants at a price of $2.00 per warrant, or $10,500,000. Each Private Placement Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share of Common Stock. The Private Placement Warrants may not be redeemed by the Company so long as they are held by the Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than the Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. The Sponsor and its permitted transferees have the option to exercise the Private Placement Warrants on a physical (cash) or net share (cashless) basis.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any Private Placement Warrants and the Common Stock underlying such Private Placement Warrants until 30 days after the completion of our Business Combination (such period, together with the Founder Shares Lock-Up Period, the “Lock-Up Periods”).

Related Party Notes

On July 16, 2019, the Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $300,000 to cover expenses related to the Public Offering. On December 31, 2019, the outstanding balance on the loan was $150,000. On January 25, 2019, the Sponsor loaned us an additional $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of June 30, 2020 or the completion of the Public Offering. The carrying amount of the Notes approximates fair value because of their short maturity. These Notes were repaid in full upon the completion of the Public Offering.

We have also paid certain transaction fees and reimbursed the Sponsor and certain of our pre-Business Combination officers, directors and their affiliates for out-of-pocket expenses incurred in connection with activities on our behalf in connection with the Business Combination. Our pre-Business Combination audit committee has reviewed on a quarterly basis all such payments that were made and determined which fees and expenses and the amount of expenses that have been reimbursed.

Administrative Services Agreement

On January 23, 2020, the Company entered into an agreement to pay monthly recurring expenses to The Gores Group of $20,000 for office space, utilities and secretarial support. The agreement terminated upon the completion of the Business Combination.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Kelly Czubak, Isiah Thomas and Robert Verdun are “independent directors,” as defined in the NYSE listing rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Office Space and Parking Leases

UWM’s corporate campus is located in buildings that are owned by entities controlled by Jeffrey A. Ishbia, UWM’s founder, and Mat Ishbia, its Chief Executive Officer. During the years ended December 31, 2020 and 2019, UWM incurred $8.2 million and $8.1 million, respectively, in expenses relating to the lease of the office space and parking space. The term for the lease of the office space and parking space continues until December 31, 2037 and December 31, 2027, respectively.

On January 1, 2020, UWM entered into a lease agreement for the lease of an additional office space owned by an entity controlled by Jeffrey A. Ishbia. During the year ended December 31, 2020, UWM incurred approximately $3.7 million in expenses related to this new lease. The term for such lease is 15 years with two options to extend the term for five additional years each.

Legal Fees

During the years ended December 31, 2020 and 2019, UWM incurred $0.6 million and $0.6 million, respectively, in legal fees for legal services provided by a law firm where Jeffrey A. Ishbia, UWM’s founder, is a partner.

Travel

Since December 4, 2018, UWM has leased an aircraft owned by an entity controlled by Mat Ishbia. UWM uses the aircraft primarily to facilitate the travel of its executives for corporate purposes related to its business, including travel to and from its clients and regulators, which are located throughout the country, often times on extremely short notice. Approximately 90% of the use of such aircraft was for business purposes. In connection with such lease, UWM pays a monthly $40,000 rental fee. During the years ended December 31, 2020 and 2019, UWM incurred, $1.5 million and $1.8 million, respectively, which includes the monthly rental fee and expenses relating to the use of such aircraft. The lease has a one-year term which automatically renews for successive one-year terms unless terminated by the lessor.

Loan Appraisal Services

Since July 2017, UWM has incurred expenses relating to home appraisal contracting and review services provided by home appraisal management companies which are partially owned by Mat Ishbia and Justin Ishbia. In addition, Alex Elezaj, an Executive of the Company and a member of the board of directors of UWM Holdings Corporation, is also on the board of directors of one of these home appraisal management companies. During the years ended December 31, 2020 and 2019, UWM incurred $0.4 million and $0.3 million of such expenses, respectively. Each agreement with the home appraisal management companies is for an initial twelve-month term which automatically renews for successive twelve month periods unless sooner terminated by UWM upon prior notice. Additionally, each such agreement is on substantially similar terms and conditions, including with regard to pricing, as UWM’s other agreements for such services.

Consulting/Other Services

Prior to the Business Combination, UWM was managed by a manager and did not have a board of directors. Prior to 2019 and during 2019, distributions by UWM to its holding company were primarily to pay tax and other financial obligations of its holding company. Consequently, Jeffrey A. Ishbia, UWM’s founder, who served as the UWM manager and Chairman of its advisory board was paid a salary and bonus based on the performance of UWM. For 2019, Jeffrey A. Ishbia’s salary was $0.4 million and his annual bonus was $3.0 million.

During the years ended December 31, 2020 and 2019, UWM paid Justin Ishbia $60,000 and $60,000, respectively for services as a member of UWM’s advisory board.

Item 14.	Principal Accounting Fees and Services

The fees in the table below for the years ended December 31, 2020 and 2019 were paid to KPMG LLP (“KPMG”), the Company's previous independent registered public accounting firm.

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Audit Fees(1)	$159,500	$91,500
All Other Fees(2)	1,329,866	—
Total	$1,489,366	$91,500
(1)

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	All other fees consist of fees billed by KPMG for due diligence advisory services related to the Business Combination.

The fees in the table below for the year ended December 31, 2020 were paid to Deloitte & Touche LLP, the Company's current independent registered public accounting firm.

Year Ended
December 31,
2020
Audit Fees(1)	$91,000
Total	$91,000

(1)Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, the Audit Committee has responsibility for (1) appointing, (2) setting the compensation of and (3) overseeing the performance of the independent registered public accounting firm. The Audit Committee's policy requires that the Audit Committee must approve any audit or permitted non-audit service proposed to be performed by the independent auditors, for the Company or any of its subsidiaries, in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has implemented a policy which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by the independent auditors up to $100,000 and provides a procedure for reporting such pre-approvals at the next meeting of the Audit Committee. In connection with making any pre-approval decisions, the Audit Committee must consider whether the provision of such permitted non-audit services by Deloitte is consistent with maintaining Deloitte's status as our independent auditors.

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

2.2 Δ	Amendment to Business Combination Agreement, dated December 14, 2020, by and among Gores Holdings IV, Inc., United Shore Financial Services, LLC d/b/a United Wholesale Mortgage and SFS Holding Corp.

3.3

Second Amended and Restated Limited Liability Company Agreement of UWM Holdings, LLC. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021).

4.1Δ	Indenture, dated November 3, 2020, by and between United Shore Financial Services, LLC and U.S. Bank National Association, as trustee.

4.2Δ	Form of 5.500% Senior Notes due 2025 (included in Exhibit 4.1).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1 filed with the SEC on December 5, 2019).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 filed with the SEC on December 5, 2019).

4.5

Warrant Agreement, dated January 23, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020).

4.6	Description of Securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2020).

10.1Δ

Amended and Restated Registration Rights and Lock-Up Agreement, dated January 21, 2021, by and between UWM Holdings Corporation, Gores Sponsor IV LLC, Randall Bort, William Patton, Jeffrey Rea and SFS Holding Corp.

10.2Δ	Tax Receivable Agreement, dated January 21, 2021, by and among SFS Holding Corp. and UWM Holdings Corporation.

10.3 Δ †	UWM Holdings Corporation 2020 Omnibus Incentive Plan.

Exhibit Number	Description
10.4Δ†	Employment Agreement, dated September 26, 2012, by and between, United Shore Financial Services, Inc. and Timothy Forrester.

10.5Δ#	Master Repurchase Agreement, dated September 8, 2020, by and between Barclays Bank PLC and UWM.

10.6 Δ	Lease Agreement, dated June 28, 2017, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord.

10.6.1 Δ	First Amendment to Lease, dated May 11, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord.

10.6.2 Δ	Second Amendment to Lease, dated June 20, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord.

10.6.3 Δ	Third Amendment to Lease, dated September 28, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord.

10.6.4 Δ	Fourth Amendment to Lease, dated February 21, 2019, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord.

10.7 Δ	Parking Area Lease Agreement, dated January 1, 2019, by and between UWM, as tenant, and Pontiac Center Parking, LLC, as landlord.

10.8 Δ	Lease Agreement, dated January 1, 2020, by and between UWM, as tenant, and Pontiac South Boulevard, LLC, as landlord.

10.9 Δ #	Master Repurchase Agreement, dated December 31, 2014, by and between UWM and Bank of America, N.A.

10.9.1 Δ	Amendment No. 1 to Master Repurchase Agreement, dated October 20, 2015, by and between UWM and Bank of America, N.A.

10.9.2 Δ	Amendment No. 2 to Master Repurchase Agreement, dated December 30, 2015, by and between UWM and Bank of America, N.A.

10.9.3 Δ	Amendment No. 3 to Master Repurchase Agreement, dated July 28, 2016, by and between UWM and Bank of America, N.A.

10.9.4 Δ	Amendment No. 4 to Master Repurchase Agreement, dated December 16, 2016, by and between UWM and Bank of America, N.A.

10.9.5 Δ	Amendment No. 5 to Master Repurchase Agreement, dated December 15, 2017, by and between UWM and Bank of America, N.A.

10.9.6 Δ	Amendment No. 6 to Master Repurchase Agreement, dated December 14, 2018, by and between UWM and Bank of America, N.A.

10.9.7 Δ	Amendment No. 7 to Master Repurchase Agreement, dated December 14, 2018, by and between UWM and Bank of America, N.A.

Exhibit Number	Description
10.9.8 Δ	Amendment No. 8 to Master Repurchase Agreement, dated January 13, 2020, by and between UWM and Bank of America, N.A.

10.9.9 Δ	Amendment No. 9 to Master Repurchase Agreement, dated February 24, 2020, by and between UWM and Bank of America, N.A.

10.9.10 Δ	Amendment No. 10 to Master Repurchase Agreement, dated April 6, 2020, by and between UWM and Bank of America, N.A.

10.9.11 Δ	Omnibus Amendment to Master Repurchase Agreement, dated December 16, 2020, by and between UWM and Bank of America, N.A.

10.10 Δ	Amended and Restated Master Repurchase Agreement, dated May 8, 2017, by and among UWM, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, and Alpine Securitization Ltd.

10.10.1 Δ

Omnibus Amendment to Amended and Restated Master Repurchase Agreement, dated January 19, 2021, by and among UWM, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization Ltd., and Credit Suisse Securities (USA) LLC.

10.11 Δ#	Master Repurchase Agreement, dated March 7, 2019, by and between UWM and Jefferies Funding LLC.

10.11.1 Δ	Omnibus Amendment to Master Repurchase Agreement, dated December 14, 2020, by and between UWM and Jefferies Funding LLC.

10.12 Δ#	Amendment No. 11 to Master Repurchase Agreement, dated December 23, 2020, by and among UWM, United Shore Repo Seller 1 LLC, United Shore Repo Trust 1 and JPMorgan Chase Bank.

10.13 Δ#	Master Repurchase Agreement, dated November 5, 2014, by and between UWM and UBS AG (as successor in interest to UBS BANK USA).

10.13.1 Δ	Amendment No. 1 to Master Repurchase Agreement, dated November 4, 2015, by and between UWM and UBS BANK USA.

10.13.2 Δ	Assignment and Amendment No. 2 to Master Repurchase Agreement, dated August 16, 2016, by and among UWM, UBS Bank USA, and UBS AG.

10.13.3 Δ	Amendment No. 3 to Master Repurchase Agreement, dated November 2, 2016, by and between UWM and UBS AG.

10.13.4 Δ	Amendment No. 4 to Master Repurchase Agreement, dated January 2, 2018, by and between UWM and UBS AG.

10.13.5 Δ	Amendment No. 5 to Master Repurchase Agreement, dated May 30, 2018, by and between UWM and UBS AG.

10.13.6 Δ	Amendment No. 6 to Master Repurchase Agreement, dated January 14, 2019, by and between UWM and UBS AG.

10.13.7 Δ	Amendment No. 7 to Master Repurchase Agreement, dated February 21, 2019, by and between UWM and UBS AG.

Exhibit Number	Description
10.13.8 Δ	Amendment No. 8 to Master Repurchase Agreement, dated January 13, 2020, by and between UWM and UBS AG.

10.13.9 Δ	Amendment No. 9 to Master Repurchase Agreement, dated April 15, 2020, by and between UWM and UBS AG.

10.13.10 Δ	Amendment No. 10 to Master Repurchase Agreement, dated August 3, 2020, by and between UWM and UBS AG.

10.13.11 Δ	Amendment No. 11 to Master Repurchase Agreement and Amendment No. 24 to Pricing Letter, dated December 14, 2020, by and between UWM and UBS AG.

10.14 Δ	Lease Agreement, dated as of January 1, 2021, by and between Pontiac Center East, LLC and United Wholesale Mortgage, LLC.

16 Δ	Letter from KPMG LLP to the SEC, dated January 22, 2021.

21 Δ	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
Δ	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2021.

#

Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

†	Indicates a management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: March 22, 2021	By:	/s/ Mathew Ishbia
	Name:	Mathew Ishbia
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mathew Ishbia Mathew Ishbia	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 22, 2021

/s/ Timothy Forrester Timothy Forrester	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2021

/s/ Andrew Hubacker Andrew Hubacker	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2021

/s/ Kelly Czubak Kelly Czubak	Director	March 22, 2021

/s/ Alex Elezaj Alex Elezaj	Director	March 22, 2021

/s/ Jeffrey Ishbia Jeffrey Ishbia	Director	March 22, 2021

/s/ Justin Ishbia Justin Ishbia	Director	March 22, 2021

/s/ Laura Lawson Laura Lawson	Director	March 22, 2021

/s/ Isiah Thomas Isiah Thomas	Director	March 22, 2021

/s/ Robert Verdun Robert Verdun	Director	March 22, 2021

/s/ Melinda Wilner Melinda Wilner	Director	March 22, 2021