Form 10-Q
period 2021-03-31
UWM Holdings Corp
filed 2021-05-13
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 001-39189

UWM HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			84-2124167
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

585 South Boulevard E.	Pontiac,	MI	48341
(Address of Principal Executive Offices)			(Zip Code)
(800) 981-8898
Registrant's telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	UWMC	New York Stock Exchange
Warrants, each warrant exercisable for one share of Class A Common Stock	UWMCWS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of May 10, 2021, the registrant had 103,108,205 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$1,592,663	$1,223,837
Mortgage loans at fair value	5,503,271	7,916,515
Derivative assets	113,168	61,072
Accounts receivable, net	549,381	253,600
Mortgage servicing rights - fair value as of March 31, 2021; amortized cost as of December 31, 2020 (see Note 1 and Note 5)	2,300,434	1,756,864
Premises and equipment, net	111,964	107,572
Operating lease right-of-use asset, net (includes $87,440 and $92,571 with related parties)	87,896	93,098
Finance lease right-of-use asset (includes $29,192 and $0 with related parties)	54,456	22,929
Other assets	59,393	57,989
Total assets	$10,372,626	$11,493,476
Liabilities and Equity
Warehouse lines of credit	$4,823,740	$6,941,397
Accounts payable and accrued expenses	1,185,499	847,745
Accrued dividends payable	160,517	—
Derivative liabilities	55,479	66,237
Equipment note payable	25,424	26,528
Operating lines of credit	400,000	320,300
Senior notes	789,870	789,323
Operating lease liability (includes $98,733 and $104,006 with related parties)	99,188	104,534
Finance lease liability (includes $29,241 and $0 with related parties)	54,873	23,132
Total liabilities	7,594,590	9,119,196
Equity:
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of March 31, 2021	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 103,104,205 shares issued and outstanding as of March 31, 2021	10	—
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2021	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2021	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of March 31, 2021	150	—
Additional paid-in capital	—	24,839
Retained earnings	113,078	2,349,441
Non-controlling interest	2,664,798	—
Total equity	2,778,036	2,374,280
Total liabilities and equity	$10,372,626	$11,493,476

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue
Loan production income	$1,074,665	$404,214
Loan servicing income	123,789	50,097
Change in fair value of mortgage servicing rights (see Note 5)	(59,259)	—
Gain (loss) on sale of mortgage servicing rights	4,763	(50,222)
Interest income	45,912	51,367
Total revenue, net	1,189,870	455,456
Expenses
Salaries, commissions and benefits	213,061	121,784
Direct loan production costs	13,162	12,554
Marketing, travel, and entertainment	10,495	7,434
Depreciation and amortization	7,289	2,645
Servicing costs	20,508	13,322
Amortization, impairment and pay-offs of mortgage servicing rights (see Note 5)	—	218,754
General and administrative	16,778	15,576
Interest expense	52,990	43,038
Other (income)/expense	(17,304)	—
Total expenses	316,979	435,107
Earnings before income taxes	872,891	20,349
Provision for income taxes	12,886	—
Net income	860,005	20,349
Net income attributable to non-controlling interest	812,020	N/A
Net income attributable to UWM Holdings Corporation	$47,985	N/A

Earnings per share of Class A common stock (see Note 17):
Basic	$0.47	N/A
Diluted	$0.33	N/A
Weighted average shares outstanding:
Basic	103,104,205	N/A
Diluted	1,605,173,992	N/A

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Member's Equity	Additional Paid-in Capital	Retained Earnings	Total
Balance, January 1, 2020	$—	$24,839	$636,484	$661,323
Net income	—	—	20,349	20,349
Member distributions	—	—	(177)	(177)
Balance, March 31, 2020	$—	$24,839	$656,656	$681,495

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid- in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2021	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights (See Note 1)	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distributions to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net assets of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,381)	—	(75,381)
Dividend declared February 3, 2021 and payable April 6, 2021	—	—	—	—	—	(10,310)	(150,207)	(160,517)
Member distributions to SFS Corp. post business combination transaction	—	—	—	—	—	—	(2,913)	(2,913)
Net income subsequent to business combination transaction	—	—	—	—	—	47,985	628,264	676,249
Balance, March 31, 2021	103,104,205	$10	1,502,069,787	$150	$—	$113,078	$2,664,798	$2,778,036

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$860,005	$20,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain)/loss on sale of mortgage servicing rights	(4,763)	50,222
Reserve for representations and warranties	9,818	7,390
Capitalization of mortgage servicing rights	(599,389)	(463,831)
Amortization and pay-offs of mortgage servicing rights	—	76,376
Impairment on mortgage servicing rights, net	—	142,377
Change in fair value of mortgage servicing rights	59,259	—
Depreciation and amortization of premises and equipment	4,447	2,645
Senior notes issuance cost amortization	549	—
Amortization of finance lease right-of-use assets	2,985	689
(Decrease)/increase in fair value of warrants liability	(17,304)	—
(Increase) decrease in:
Mortgage loans at fair value	2,413,244	(126,594)
Accounts receivable, net	(303,876)	(648,736)
Derivative assets	(52,096)	(286,518)
Other assets	(394)	(6,051)
Increase (decrease) in:
Accounts payable and accrued expenses	275,290	296,247
Derivative liabilities	(10,758)	299,346
Net cash provided by (used in) operating activities	2,637,017	(636,089)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(9,815)	(13,790)
Proceeds from sale of mortgage servicing rights	2,582	246,246
Net cash (used in) provided by investing activities	(7,233)	232,456
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under warehouse lines of credit	(2,117,657)	233,096
Repayments of finance lease liabilities	(2,857)	(640)
Proceeds from business combination transaction	895,134	—
Costs incurred related to business combination transaction	(11,260)	—
Borrowings under equipment notes payable	453	—
Repayments under equipment notes payable	(1,557)	(1,443)
Borrowings under operating lines of credit	79,700	366,895
Repayments under operating lines of credit	—	(271,174)
Member distributions	(1,102,914)	(177)
Net cash (used in) provided by financing activities	(2,260,958)	326,557
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	368,826	(77,076)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,223,837	133,283
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,592,663	$56,207
SUPPLEMENTAL INFORMATION
Cash paid for interest	$36,077	$41,762

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
UWM Holdings Corporation, through its consolidated subsidiaries (collectively, the "Company"), engages in the origination, sale and servicing of residential mortgage loans. The Company is based in Michigan but originates and services loans throughout the United States. The Company is approved as a Title II, non-supervised direct endorsement mortgagee with the United States Department of Housing and Urban Development (or “HUD”). In addition, the Company is an approved issuer with the Government National Mortgage Association (or “Ginnie Mae”), as well as an approved seller and servicer with the Federal National Mortgage Association (or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (or “Freddie Mac”)
The Company (f/k/a Gores Holdings IV, Inc.) was incorporated in Delaware on June 12, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 22, 2020, the Company entered into a Business Combination Agreement (the "Business Combination Agreement") by and among the Company, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC, a Michigan limited liability company (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company (“Holdings LLC” and, together with SFS Corp. and UWM, the “UWM Entities.”). The business combination with the UWM Entities closed on January 21, 2021.
Prior to the closing of the business combination transaction with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximate 94% of the units (Class B Common Units) in Holdings LLC and SFS Corp. retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these condensed consolidated financial statements (see Note 12 - Non-Controlling Interests).
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC and the Company’s only direct asset consists of Class A Common Units in Holdings LLC. The Company's current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged, along with Class D common stock, for either, at the option of the Company, (a) cash or (b) one share of the Company’s Class B common stock (See Note 12 - Non-controlling Interests). Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain price targets. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 17 - Earnings Per Share.
Basis of Presentation and Consolidation
The business combination transaction was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") as UWM was determined to be the accounting acquirer, primarily due to the fact that SFS Corp. continues to control the Company through its ownership of the Class D common stock. Under this method of accounting, while the Company was the legal acquirer, it was treated as the acquired company for financial reporting purposes. Accordingly, the business combination transaction was treated as the equivalent of UWM issuing stock for the net assets of the Company, accompanied by a recapitalization, with the net assets of the Company stated at historical cost, with no goodwill or other intangible assets recorded. The net proceeds received from Gores Holdings IV, Inc. in the business combination transaction approximated $895.1 million, and the Company incurred approximately $16.0 million in costs related to the transaction which were charged to shareholders' equity upon the closing of the transaction. As part of the business combination transaction, the Company assumed the liability related to the Public and Private Warrants (described below) of $45.6 million. During the period from January 21, 2021 to March 31, 2021, the fair value of the Public and Private Warrants decreased to $28.3 million, resulting in other income of $17.3 million for the three-month period ended March 31, 2021. The Company’s financial statement presentation included in these condensed consolidated financial statements include the condensed consolidated financial statements of UWM and its subsidiaries for periods prior to the completion of the business combination transaction with the UWM Entities and of the Company for periods from and after the business combination transaction.
Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Accounting Change - Mortgage Servicing Rights
On January 1, 2021, the Company elected to adopt the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Management believes that the fair value method is more meaningful for users of the financial statements as it more directly reports the current expected benefits and obligations of the Company's servicing rights. The adoption of the fair value method for a particular class of servicing assets is irrevocable. Prior to January 1, 2021, the Company measured its servicing assets and liabilities after initial recognition using the amortized cost method. This change in accounting resulted in a $3.4 million increase to retained earnings and the MSR asset as of January 1, 2021. Subsequent to the adoption of the fair value method of accounting for MSRs, changes in fair value of MSRs are reported as a component of "Total revenue, net" within the condensed consolidated statements of operations.
Prior to the adoption of the fair value method, MSRs were amortized in proportion to the estimated future net servicing revenue, and periodically evaluated for impairment. For this purpose, the Company stratified its MSRs based on interest rate. The Company recorded a valuation allowance when the fair value of the mortgage servicing asset strata was less than its amortized book value. Valuation allowances were recorded as a temporary impairment to the affected strata effectively reducing recorded MSRs and incurring a charge to operations. When a mortgage prepaid, the Company permanently reduced the associated MSR in the period of prepayment with a charge to operations.
Under both the fair value and amortization accounting methods, the fair value of MSRs is estimated with the assistance of a third party broker based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rates, cost to service, float value, ancillary income, inflation, and delinquency and default rates.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. The tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgements about how to interpret and apply complex tax laws to numerous transactions and business events, as well as make judgements regarding the timing of when certain items may affect taxable income.
In calculating the provision for income taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year.

Tax-effects of significant, unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
Tax Receivable Agreement

In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction.
Related Party Transactions
The Company enters into various transactions with related parties. See Note 15 – Related Party Transactions for additional information.
Public and Private Warrants

As part of Gores Holdings IV, Inc.'s initial public offering in January 2020, Gores Holdings IV, Inc. issued to third party investors 42.5 million units, consisting of one share of Class A common stock of Gores Holdings IV, Inc. and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Gores Holdings IV, Inc. completed the private sale of 5.25 million warrants to Gores Holdings IV, Inc.'s sponsor at a purchase price of $2.00 per warrant (the “Private Warrants”). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the business combination transaction, the Company had 10,624,987 Public Warrants and 5,250,000 Private Warrants outstanding.

The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the business combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and as of March 31, 2021 (recorded within "Accounts payable and accrued expenses"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "other income/expense") for the period ended March 31, 2021.
Loans Eligible for Repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to the Company, the previously sold assets are required to be re-recognized on the consolidated balance sheets. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs. At March 31, 2021 and December 31, 2020, the Company had recorded the Ginnie Mae pool loans as part of "mortgage loans at fair value" totaling $452.3 million and $451.1 million, respectively, with related purchase liabilities equal to the gross amount of the loan recorded in "accounts payable and accrued expenses." At March 31, 2021 and December 31, 2020, the fair values of the Ginnie Mae pool loans were $448.7 million and $448.5 million, reflecting fair value adjustments of $3.5 million and $2.6 million, respectively.

Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and the Company may elect certain practical expedients as reference rate activities occur. The Company will evaluate its debt and other applicable contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed. The Company does not anticipate this will have a material impact on our condensed consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which is intended to clarify or correct the unintended application of the Codification of accounting guidance for a wide variety of topics. The Company adopted this ASU on January 1, 2021, with no material effect on the Company's condensed consolidated financial statements and related disclosures.
NOTE 2 – MORTGAGE LOANS AT FAIR VALUE
The table below includes the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option has been elected for mortgage loans, as this accounting treatment best reflects the economic consequences of the Company’s mortgage origination and related hedging and risk management activities. The difference between the UPB and estimated fair value is made up of the premiums paid on mortgage loans, as well as the fair value adjustment as of the balance sheet date. The change in fair value adjustment is recorded in the “Loan production income” line item of the consolidated statement of operations.

(In thousands)	March 31, 2021	December 31, 2020
Mortgage loans, unpaid principal balance	$5,446,652	$7,620,014
Premiums paid on mortgage loans	56,235	101,949
Fair value adjustment	384	194,552
Mortgage loans at fair value	$5,503,271	$7,916,515
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments ("IRLCs") to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely the IRLC is to become a loan. The blended average pullthrough rate was 90% and 92%, as of March 31, 2021 and December 31, 2020, respectively. The Company primarily uses forward mortgage backed security contracts, which are known as forward loan sale commitments ("FLSCs"), to economically hedge the IRLCs.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	March 31, 2021				December 31, 2020
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$11,905	$48,878	$18,294,346	(a)	$60,248	$670	$10,594,329	(a)
FLSCs	101,263	6,601	21,466,344		824	65,567	16,602,739
Total	$113,168	$55,479			$61,072	$66,237
(a)Adjusted for pullthrough rates of 90% and 92%, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	March 31, 2021	December 31, 2020
Pair-offs receivable	$165,853	$438
Warehouse bank receivable	151,536	3,642
Servicing fees	72,598	55,838
Investor receivables	69,061	100,478
Servicing advances	67,742	60,053
Due from title companies	21,026	33,663
Other receivables	2,242	28
Allowance for doubtful accounts	(677)	(540)
Total Accounts Receivable, Net	$549,381	$253,600
The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized as assets on the condensed consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company maintains three classes of MSRs and has elected the fair value option as of January 1, 2021 for all classes. The Company determined its classes of MSRs based on how the Company manages risk. As of March 31, 2021, the Company's MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources.
Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three months ended March 31, 2021:

For the three months ended March 31, 2021
Balance, at December 31, 2020 under amortization method	$1,756,864
Cumulative effect of adopting fair value method	3,440
Fair value, at January 1, 2021	1,760,304
Capitalization of mortgage servicing rights	599,389
Changes in fair value:
Due to changes in valuation inputs or assumptions	197,802
Due to collection/ realization of cash flows/ other	(257,061)
Total changes in fair value	(59,259)
Fair value, end of period	$2,300,434

Prior to the election of the fair value option on January 1, 2021, the Company accounted for MSRs based on the lower cost or market using the amortization method. The following table summarizes changes to the MSR assets for the three months ended March 31, 2020 under the amortization method:

For the three months ended March 31, 2020
Balance, beginning of period	$731,353
Capitalization of mortgage servicing rights	463,831
Amortization	(39,210)
Loans paid in full	(37,166)
Sales	(255,229)
Impairment	(142,377)
Balance, end of period	$721,202
The following table summarizes the loan servicing income recognized during the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three months ended March 31,
	2021	2020
Contractual servicing fees	$122,306	$49,120
Late, ancillary and other fees	1,483	977
Loan servicing income	$123,789	$50,097
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021			December 31, 2020
Discount rates	9.0%	—	14.5%	9.0%	—	14.5%
Annual prepayment speeds	8.3%	—	40.5%	8.8%	—	42.2%
Cost of servicing	$75	—	$121	$75	—	$126
The hypothetical effect of an adverse change in these key assumptions would result in a decrease in fair values as follows at March 31, 2021 and December 31, 2020, respectively, (in thousands):

	March 31, 2021	December 31, 2020
Discount rate:
+ 10% adverse change – effect on value	$(77,423)	$(56,889)
+ 20% adverse change – effect on value	(149,634)	(110,040)
Prepayment speeds:
+ 10% adverse change – effect on value	$(99,119)	$(87,752)
+ 20% adverse change – effect on value	(191,558)	(169,230)
Cost of servicing:
+ 10% adverse change – effect on value	$(27,761)	$(21,643)
+ 20% adverse change – effect on value	(55,522)	(43,285)
These sensitivities are hypothetical and should be used with caution. As the table demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption of the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

NOTE 6 – OTHER ASSETS
The following summarizes other assets (in thousands):

	March 31, 2021	December 31, 2020
Prepaid insurance	$30,893	$35,230
Prepaid IT service and maintenance	22,041	19,827
Commitment fees	739	641
Deposits	475	31
Other	5,245	2,260
Total other assets	$59,393	$57,989
NOTE 7 – LINE OF CREDIT
The Company had the following amounts outstanding under a line of credit with a financial institution at March 31, 2021 and December 31, 2020, respectively, (in thousands):

	March 31, 2021	December 31, 2020
$400.0 million line of credit agreement expiring December 31, 2022	$400,000	$320,300
	$400,000	$320,300

The line of credit was collateralized by $1.3 billion and $1.0 billion of MSRs based on carrying value as of March 31, 2021 and December 31, 2020, respectively. Interest on the the line of credit is at variable rates based on a spread to the one month LIBOR rate.

NOTE 8 – WAREHOUSE LINES OF CREDIT
The Company had the following warehouse lines of credit with financial institutions as of March 31, 2021 and December 31, 2020, respectively, (in thousands):

	Expiration Date	March 31, 2021	December 31, 2020
Warehouse Lines of Credit
Master Repurchase Agreement ("MRA") Funding:
$150 Million	5/25/2021	$99,626	$140,237
$400 Million	6/23/2021	126,685	287,073
$2 Billion	7/1/2021	777,694	499,841
$200 Million	7/7/2021	170,241	198,705
$750 Million	9/7/2021	170,995	209,138
$150 Million	9/19/2021	8,897	112,429
$400 Million	9/23/2021	62,647	248,947
$925 Million	10/29/2021	324,691	1,179
$3 Billion	10/29/2021	1,580,588	1,685,138
$250 Million	11/16/2021	62,522	249,006
$250 Million	12/23/2021	100,603	86,928
$500 Million	12/28/2021	192,311	365,577
$1 Billion	1/10/2022	63,264	769,510
$2 Billion	2/23/2022	904,831	1,344,851
$500 Million	3/4/2022	79,268	666,891
Early Funding:
$250 Million (ASAP + - see below)	No expiration	98,877	75,947
$150 Million (gestation line - see below)	No expiration	—	—
All interest rates are variable based on a spread to the one-month LIBOR rate.		$4,823,740	$6,941,397
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2021, the amount outstanding through the ASAP+ program was approximately $98.9 million and no amounts were outstanding under the EF program.
In addition to the arrangements with Fannie Mae and Freddie Mac, we are also party to one early funding (or “gestation”) line with a financial institution. Through this arrangement, we enter into agreements to deliver certified pools consisting of mortgage loans securitized by Ginnie Mae, Fannie Mae, and/or Freddie Mac, as applicable, for the gestation line. As with the ASAP+ and EF programs, all mortgage loans under this gestation line must adhere to a set of eligibility criteria.
The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date that can be terminated by either party upon written notice. As of March 31, 2021, no amount was outstanding under this line.
As of March 31, 2021, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, net income, and limitations on additional debt, as defined in the agreements. The Company was in compliance with all debt covenants as of March 31, 2021.
NOTE 9 – SENIOR NOTES
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2020 Senior Notes”). The 2020 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2020 Senior Notes is due semi-annually on May 15 and November 15 of each year, beginning on May 15, 2021. As of March 31, 2021 and December 31, 2020, the Senior Notes balance was $789.9 million and $789.3 million, respectively, net of discounts and issuance costs.
On or after November 15, 2022, the Company may, at its option, redeem the Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: November 15, 2022 at 102.750%; November 15, 2023 at 101.375%; or November 15, 2024 until maturity at 100.000%, of the principal amount of the Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to November 15, 2022, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem the Senior Notes prior to November 15, 2022 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.
The indenture governing the Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indenture as of March 31, 2021.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within accounts payable and accrued expenses, as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $41.6 million and $5.9 million of loans during the three months ended March 31, 2021 and 2020, respectively, related to the representations and warranties provisions.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Balance, beginning of period	$69,542	$46,322
Reserve charged to operations	9,818	7,390
Losses realized, net	(10,063)	(4,497)
Balance, end of period	$69,297	$49,215
Commitments to Originate Loans
As of March 31, 2021, the Company had agreed to extend credit to potential borrowers for approximately $25.6 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

NOTE 11 – VARIABLE INTEREST ENTITIES
Upon completion of the business combination transaction described in Note 1, the Company became the managing member of Holdings LLC with 100% of the management and voting power in Holdings LLC. In its capacity as managing member, the Company has the sole authority to make decisions on behalf of Holdings LLC and bind Holdings LLC to signed agreements. Further, Holdings LLC maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that Holdings LLC is a limited partnership or similar legal entity.
Furthermore, management concluded that the Company is Holdings LLC’s primary beneficiary. As the primary beneficiary, the Company consolidates the results and operations of Holdings LLC for financial reporting purposes under the variable interest consolidation model.
The Company's relationship with Holdings LLC results in no recourse to the general credit of the Company. Holdings LLC and its consolidated subsidiaries represents the Company's sole investment. The Company shares in the income and losses of Holdings LLC in direct proportion to the Company's ownership percentage. Further, the Company has no contractual requirement to provide financial support to Holdings.
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its subsidiaries as of and for the period ended March 31, 2021.

NOTE 12 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of Units in Holdings LLC as of March 31, 2021:

	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	103,104,205	6.4%
SFS Corp. ownership of Class B Common Units	1,502,069,787	93.6%
Balance at end of period	1,605,173,992	100.0%
The non-controlling interest holders have the right to exchange Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of March 31, 2021, SFS Corp. has not exchanged any Stapled Interests.

NOTE 13 – REGULATORY NET WORTH REQUIREMENTS
Certain secondary market agencies and state regulators require UWM to maintain minimum net worth and capital requirements to remain in good standing with the agencies. Noncompliance with an agency’s requirements can result in such agency taking various remedial actions up to and including terminating UWM’s ability to sell loans to and service loans on behalf of the respective agency.
In accordance with the regulatory requirements of HUD, governing non-supervised, direct endorsement mortgagees, UWM is required to maintain a minimum net worth (as defined by HUD) of $2.5 million. At March 31, 2021, UWM exceeded the regulatory net worth requirement and had a net worth (as defined by HUD) of $2.8 billion.
UWM is required to maintain a minimum net worth and liquidity by Ginnie Mae, Freddie Mac and Fannie Mae. The most restrictive of the minimum net worth and liquidity requirements, requires UWM to maintain a minimum net worth of $567.4 million and liquidity of $76.5 million as of March 31, 2021. At March 31, 2021 we exceed the net worth and liquidity requirement for all three of these entities.

NOTE 14 – FAIR VALUE MEASUREMENTS
Fair value is the price that would be received if an asset were sold or the price that would be paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Required disclosures include classification of fair value measurements within a three-level hierarchy (Level 1, Level 2, and Level 3). Classification of a fair value measurement within the hierarchy is dependent on the classification and significance of the inputs used to determine the fair value measurement. Observable inputs are those that are observed, implied from, or corroborated with externally available market information. Unobservable inputs represent the Company’s estimates of market participants’ assumptions.
Fair value measurements are classified in the following manner:
Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Valuation is based on either observable prices for identical assets or liabilities in inactive markets, observable prices for similar assets or liabilities, or other inputs that are derived directly from, or through correlation to, observable market data at the measurement date.
Level 3—Valuation is based on the Company’s or others’ models using assumptions at the measurement date that a market participant would use.

In determining fair value measurements, the Company uses observable inputs whenever possible. The level of a fair value measurement within the hierarchy is dependent on the lowest level of input that has a significant impact on the measurement as a whole. If quoted market prices are available at the measurement date or are available for similar instruments, such prices are used in the measurements. If observable market data is not available at the measurement date, judgment is required to measure fair value.
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.

Mortgage loans at fair value: The Company has elected the fair value option for mortgage loans held for sale. Accordingly, the fair values of mortgage loans are based on valuation models that use the market price for similar loans sold in the secondary market. As these prices are derived from market observable inputs, they are categorized as Level 2.

IRLCs: The Company's interest rate lock commitments are derivative instruments that are recorded at fair value based on valuation models that use the market price for similar loans sold in the secondary market. The interest rate lock commitments are then subject to an estimated loan funding probability, or “pullthrough rate”. Given the significant and unobservable nature of the pullthrough rate assumption, IRLCs are classified as Level 3.

MSRs: The fair value of MSRs is determined using a valuation model that calculates the present value of estimated net future cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, and ancillary income among others. These fair value measurements are classified as Level 3.

FLSCs: The Company enters into forward loan sales commitments to sell certain mortgage loans which are recorded at fair value based on valuation models. The Company’s expectation of the amount of its interest rate lock commitments that will ultimately close is a factor in determining the position. The valuation models utilize the fair value of related mortgage loans determined using observable market data and therefore the commitments are categorized as Level 2.

Pubic and Private Warrants: The fair value of Public Warrants is based on the price of trades of these securities in active markets and therefore categorized as Level 1. The fair value of the Private Warrants is based on observable market data and therefore categorized as Level 2.

Financial Instruments - Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,503,271	$—	$5,503,271
IRLCs	—	—	11,905	11,905
FLSCs	—	101,263	—	101,263
Mortgage servicing rights	—	—	2,300,434	2,300,434
Total assets	$—	$5,604,534	$2,312,339	$7,916,873
Liabilities:
IRLCs	$—	$—	$48,878	$48,878
FLSCs	—	6,601	—	6,601
Public and Private Warrants	18,912	9,345	—	28,257
Total liabilities	$18,912	$15,946	$48,878	$83,736

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,916,515	$—	$7,916,515
IRLCs	—	—	60,248	60,248
FLSCs	—	824	—	824
Total assets	$—	$7,917,339	$60,248	$7,977,587
Liabilities:
IRLCs	$—	$—	$670	$670
FLSCs	—	65,567	—	65,567
Total liabilities	$—	$65,567	$670	$66,237
The following tables present quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements:

Unobservable Input - IRLCs	March 31, 2021	December 31, 2020
Pullthrough rate (weighted avg)	90%	92%

Unobservable Inputs - MSRs	March 31, 2021			December 31, 2020
Discount rates	9.0%	—	14.5%	9.0%	—	14.5%
Annual prepayment speeds	8.3%	—	40.5%	8.8%	—	42.2%
Cost of servicing	$75	—	$121	$75	—	$126
Level 3 Issuances and Transfers
The Company issues IRLCs which are considered derivatives. If the contract converts to a loan, the implied value, which is solely based upon interest rate changes, is incorporated in the basis of the fair value of the loan. If the IRLC does not convert to a loan, the basis is reduced to zero as the contract has no continuing value. The Company does not track the basis of the individual IRLCs that convert to a loan, as that amount has no relevance to the presented consolidated financial statements.
Other Financial Instruments
The fair value of the 2020 Senior Notes approximated $834.0 million and $841.3 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the 2020 Senior Notes was estimated using Level 2 inputs, including observable trading information in inactive markets.

Due to their nature and respective terms (including the variable interest rates on warehouse and operating lines of credit), the carrying value of cash and cash equivalents, receivables, payables, notes payable and warehouse and operating lines of credit approximate their fair value as of March 31, 2021 and December 31, 2020, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS
The Company has engaged in the following significant related party transactions in the three months ended March 31, 2021 and 2020:
•The Company’s corporate campus is located in buildings that are owned by entities controlled by the Company’s founder and its CEO and leased by the Company from these entities;
•Legal services are provided to the Company by a law firm in which the Company’s founder is a partner;
•The Company leases two aircraft owned by entities controlled by the Company’s CEO to facilitate travel of Company executives for business purposes;
•Home appraisal contracting and review services are provided by home appraisal management companies partially owned by the Company’s CEO and his brother; an executive of the Company and a member of the board of directors of UWM Holdings Corporation is also on the board of directors of one of these home appraisal management companies. The CEO's interest was disposed of as of March 31, 2021.
•Employee lease agreements (entered into in the first quarter of 2021), pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO. Under these agreements, these entities will pay the Company approximately $25 thousand per month for the administrative services provided to these entities by the Company’s team members.
For the three months ended March 31, 2021 and 2020, the Company incurred approximately $4.1 million and $3.4 million, respectively, in operating expenses with various companies related through common ownership. The Company incurred expenses of approximately $3.8 million in rent and other occupancy related expenses, $0.2 million in legal fees, $0.1 million primarily related to direct origination costs and $37 thousand in other general and administrative expenses for the three months ended March 31, 2021. The Company incurred expenses of approximately $3.1 million in rent and other occupancy related expenses, $0.2 million in legal fees, $0.1 million primarily related to direct origination costs and $15 thousand in other general and administrative expenses for the three months ended March 31, 2020.
Pursuant to line of credit agreements entered into, primarily in the first quarter of 2020, between the Company, its founder, its CEO, and the CEO’s brother and certain entities controlled by these individuals, the Company borrowed $297.0 million and repaid $197.0 million in the first quarter of 2020. These borrowings and repayments are reflected in the “Borrowings under operating lines of credit” and “Repayments under operating lines of credit” line items within the financing section of the condensed consolidated statement of cash flows for the three month period ended March 31, 2020. As of December 31, 2020, no amount was outstanding under these line of credit agreements, as they were terminated in the second quarter of 2020.

NOTE 16 – INCOME TAXES
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure, under which the net income attributable to the non-controlling interest is not subject to tax. Prior to the completion of the transaction contemplated by the Business Combination Agreement, UWM was owned by SFS Corp. which elected S corporation status for federal income tax purposes. When owned by SFS Corp, UWM was treated as a disregarded entity for federal, and most applicable state and local income tax purposes. The shareholders of SFS Corp, as shareholders of an S corporation, are responsible for the federal and most applicable state and local income tax liabilities. A provision for state income taxes is required for certain jurisdictions that tax S corporations and limited liability companies and for states where the Company is taxed as a C Corporation.
Following the Business Combination Agreement, UWM is treated as single member LLC owned by Holdings LLC. As a single member LLC, all taxable income or loss generated by UWM will pass through and be included in the income or loss of Holdings LLC. As a partnership, Holdings LLC is not subject to U.S. federal and certain state and local incomes taxes. Any taxable income or loss generated by Holdings LLC after the Company’s acquisition of its portion of Holdings LLC is passed through and included in the taxable income or loss of its members, including the Company, in accordance with the terms of the Holdings LLC Agreement. The Company is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its attributable share of any taxable income of Holdings LLC.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision and estimate of the Company’s annual effective tax rate are subject to variation due to several factors including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
For the three months ended March 31, 2021 the Company’s estimated effective tax rate was 1.31%. The variations between the Company’s estimated effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation includes income only from January 21, 2021 to March 31, 2021, which represents the period in which the Company had outstanding Class A common stock.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As of March 31, 2021, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the three months ended March 31, 2021. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or states tax laws. Both 2019 and 2020 remain open under applicable statute of limitations with relevant taxing authorities.

NOTE 17 – EARNINGS PER SHARE
As of March 31, 2021, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 12, Non-controlling Interests for a description of the Stapled Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
Prior to the business combination transaction with the Company, UWM's ownership structure included equity interests held solely by SFS Corp. The Company analyzed the calculation of earnings per unit for periods prior to the business combination transaction and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2020. The basic and diluted earnings per share period for the three months ended March 31, 2021, represents only the period from January 21, 2021 to March 31, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of March 31, 2021.
The following table sets for the calculation of the basic and diluted earnings per share for the periods following the business combination transaction for the Company's Class A common stock:

For the three months ended March 31, 2021
Net income	$860,005
Net income attributable to non-controlling interests	812,020
Net income attributable to UWMC	47,985
Numerator:
Net income attributable to Class A common shareholders	$47,985
Net income attributable to Class A common shareholders - diluted	$524,151
Denominator:
Weighted average shares of Class A common stock outstanding - basic	103,104,205
Weighted average shares of Class A common stock outstanding - diluted	1,605,173,992
Earnings per share of Class A common stock outstanding - basic	$0.47
Earnings per share of Class A common stock outstanding - diluted	$0.33
Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. For purposes of calculating diluted earnings per share, it was assumed that all Class D common stock was exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive. Under the if-converted method, all of the Company's net income for the period from January 21, 2021 through March 31, 2021 is attributable to Class A common shareholders. The net income under the if-converted method is tax effected using a blended statutory rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the first quarter of 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share.

NOTE 18 – SUBSEQUENT EVENTS
The Company's Compensation Committee approved the issuance of equity awards, effective April 2, 2021, of 3.2 million restricted stock units to team members pursuant to the UWM Holdings Corporation 2020 Omnibus Incentive Plan which was approved by stockholders on January 20, 2021. The restricted stock units had a grant date fair value of approximately $25.2 million. The restricted stock units vest over three years, 33% on each of February 1, 2022 and 2023 and 34% on February 1, 2024. Compensation expense will be recognized on a straight-line basis over the vesting term.
On April 7, 2021, the Company's consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 5.5000% per annum. Interest on the 2021 Senior Notes is due semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The Company used a portion of the proceeds from the issuance of the 2021 Senior Notes to pay off and terminate the $400.0 million line of credit (described in Note 7 - Line of Credit), effective April 22, 2021.
On April 23, 2021, UWM and its special purpose subsidiary United Shore Repo Seller 4 LLC entered into a Master Repurchase Agreement with Goldman Sachs Bank USA (the “Goldman MRA”). The Goldman MRA provides for the purchase by Goldman Sachs Bank USA of an aggregate amount of up to $1.0 billion of participation interests in certain residential mortgage loans and the related servicing rights. United Shore Repo Seller 4 LLC’s obligations under the Goldman MRA are guaranteed by UWM. The Goldman MRA has an initial term of two years which may be extended by the parties.
On May 9, 2021, the Company's Board of Directors declared a quarterly dividend of $0.10 per share on the outstanding shares of Class A Common Stock. The dividend is payable on July 6, 2021 to stockholders of record at the close of business on June 10, 2021.
On May 9, 2021, the Company's Board of Directors has authorized a share repurchase program of up to $300.0 million in aggregate value of the Company’s Class A common stock effective May 11, 2021. The share repurchase program authorizes the Company to repurchase shares of the Company’s Class A common stock from time to time, in the open market or through privately negotiated transactions, at management's discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. The new plan will expire on May 11, 2023 unless otherwise modified or terminated by the Company's Board of Directors at any time in the Company's sole discretion.
On May 11, 2021, the Company executed a new lease agreement with entities controlled by its founder and its CEO for land as part of the Company's corporate campus for an initial term of 15 years and total rent of approximately $0.9 million(undiscounted).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our audited financial statements included in Amendment No. 2 of the 8K/A filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on March 22, 2021.

Business Overview

On January 21, 2021, we consummated the Business Combination Agreement (the "Business Combination Agreement") by and among us, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC, a Michigan limited liability company (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company (“Holdings LLC” and, together with SFS Corp. and UWM, the “UWM Entities.”). Upon completion of the business combination transaction, UWM became our indirect subsidiary and our accounting predecessor.

    We are the second largest direct residential mortgage lender and the largest wholesale mortgage lender in the United States, originating mortgage loans exclusively through the wholesale channel. With over 8,000 team members and a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage advisor community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last six years including the year ended December 31, 2020, we have been the largest wholesale mortgage lender in the United States by closed loan volume, with approximately 34% market share of the wholesale channel as of December 31, 2020.

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE-conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. The mortgage origination process generally begins with a borrower entering into an IRLC with us pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time, with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced (TBA) market. When the mortgage loan is closed, we fund the loan with approximately 2-3% of our own funds and the remainder with funds drawn under one of our warehouse facilities. At that point, the mortgage loan is “owned” by our warehouse facility lender and is subject to our repurchase right. When we have identified a pool of mortgage loans to sell to the agencies or non-governmental entities, we repurchase such loans from our warehouse lender and sell the pool of mortgage loans into the secondary market, but retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Our unique model of complete alignment with our clients and superior customer service arising from our investments in people and technology has driven demand for our services from our clients. This has resulted in significant increases in our loan origination volume and market share as our loan production income has materially exceeded our volume increases due to improved market margins. During the quarter ended March 31, 2021, loan origination volume increased by 16% as compared to the first quarter of 2020, while our loan production income increased 165.9% as compared to the first quarter of 2020.

Factors Affecting Comparability

On January 1, 2021, the Company elected to adopt the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Management believes that the fair value method is more meaningful for users of the financial statements as it more directly reports the current expected benefits and obligations of the Company's servicing rights. The adoption of the fair value method for a particular class of servicing assets is irrevocable. Prior to January 1, 2021, the Company measured its servicing assets and liabilities after initial recognition using the amortized cost method. This change in accounting resulted in a $3.4 million increase to retained earnings and the MSR asset as of January 1, 2021. Subsequent to the adoption of the fair value method for MSRs, changes in fair value of MSRs are reported as a component of "Total revenue, net" within the condensed consolidated statements of operations.

Prior to the adoption of the fair value method, MSRs were amortized in proportion to the estimated future net servicing revenue, and periodically evaluated for impairment. When a mortgage prepaid, the Company permanently reduced the associated MSR in the period of prepayment with a charge to operations. Prior to the adoption of the fair value method, "Amortization, impairment and pay-offs of mortgage servicing rights" was reported as a component of "Total expenses" within the condensed consolidated statements of operations. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies for further details.

Recent Developments

Completion of Business Combination Transaction

On January 21, 2021, the Company completed its business combination transaction with the UWM Entities, resulting in $879.1 million of net proceeds. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies for further details.

COVID-19 Pandemic Update

    As of March 31, 2021, approximately 1.47% of the loans in our servicing portfolio had entered into a forbearance plan related to COVID-19. Since the end of the first quarter 2021, we have seen positive developments in the number of serviced loans in forbearance and as of April 30, 2021, approximately 1.30% of the servicing portfolio was in forbearance.

Components of Revenue

We generate revenue from the following three components of the loan origination business: (i) loan production income, (ii) loan servicing income, and (iii) interest income. As discussed above, effective January 1, 2021 and prospectively, we made an election to account for all classes of our MSRs using the fair value method. Under this new accounting policy for MSRs, the change in fair value of MSRs is reported as part of total revenue, net, and MSRs are no longer amortized and subject to periodic impairment testing.

Loan production income. Loan production income includes all components related to the origination and sale of mortgage loans, including:

•    primary gain, which represents the premium we receive in excess of the loan principal amount adjusted for previous fair value adjustments, and certain fees charged by investors upon sale of loans into the secondary market. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings;
•    loan origination fees we charge to originate a loan, which generally represent flat, per-loan fee amounts;
•    provision for representation and warranty obligations, which represent the reserves established for our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. Included within these reserves are amounts for estimated liabilities for requirements to repay a portion of any premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans; and
•    the change in fair value of IRLCs, FLSCs, MSRas well as recorded loans on the balance sheet, due to changes in estimated fair value, driven primarily by interest rates but can also be influenced by other assumptions.

Compensation earned by Independent Mortgage Advisors is included in the cost of the loans we originate, and therefore netted within loan production income.

Loan servicing income. Loan servicing income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing income is recorded upon collection of payments from borrowers.

Interest income. Interest income is interest earned on mortgage loans at fair value.

Components of operating expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, amortization, impairment and pay-offs of mortgage servicing rights (for periods prior to the adoption of the fair value method for MSRs), other general and administrative (including professional services, occupancy and equipment), interest expense, and other income or expense related to the decrease or increase, respectively, in the fair value of the liability for the Public and Private Warrants.

First Quarter 2021 Summary

For the three months ended March 31, 2021, we originated $49.1 billion in residential mortgage loans, which was an increase of $6.7 billion or 16% from the three months ended March 31, 2020. We generated $860.0 million of net income during the three months ended March 31, 2021, which was an increase of $839.7 million, or 4,126.3% compared to net income of $20.3 million for the three months ended March 31, 2020. Adjusted EBITDA for the three months ended March 31, 2021 was $711.4 million as compared to $173.7 million for the three months ended March 31, 2020. Refer to "Non-GAAP Financial Measures" section below for a detailed discussion of how we calculate adjusted EBITDA.

Non-GAAP Financial Measures

    To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted EBITDA as a non-GAAP measure, which our management believes provides useful information on performance to investors. These measures are not a measurement of our financial performance under GAAP and it may not be comparable to a similarly titled measure reported by other companies. Adjusted EBITDA has limitations as an analytical tool and it should not be considered in isolation or as an alternative to revenue, net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

    We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization of premises and equipment, the change in fair value of MSRs due to valuation assumptions (for periods subsequent to the election of the fair value method accounting for MSRs - see Note 1 to the condensed consolidated interim financial statements), and the impairment or recovery of MSRs (for periods prior to the election of the fair value method of accounting for MSRs), the impact of non-cash deferred compensation expense, and the change in fair value of Public and Private Warrants. We exclude the change in fair value of Public and Private Warrants and the change in fair value of MSRs due to valuation assumptions, or impairment or recovery of MSRs prior to the election of the fair value method of accounting for MSRs, as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

    We use Adjusted EBITDA to evaluate our operating performance and it is one of the measures used by our management for planning and forecasting future periods. We believe the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by our management and may make it easier to compare our results with other companies that have different financing and capital structures.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

	For the three months ended March 31,
Reconciliation of net income to Adjusted EBITDA:	2021	2020
($ in thousands)
Net income	$860,005	$20,349
Interest expense on non-funding debt	16,343	6,294
Provision for income taxes	12,886	—
Depreciation and amortization	7,289	2,645
Change in fair value of MSRs due to valuation assumptions (1)	(197,802)	—
Impairment of MSRs (2)	—	142,377
Deferred compensation, net(3)	30,000	2,000
Change in fair value of Public and Private Warrants (4)	(17,303)	—
Adjusted EBITDA	$711,418	$173,665

(1)Reflects the change in fair value due to changes in valuation assumptions including discount rates and prepayment speed assumptions, mostly due to changes in market interest rates.
(2)Reflects temporary impairments recorded as a valuation allowance against the value of MSRs, and corresponding subsequent recoveries.
(3)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(4)Reflects the (decrease) increase in the fair value of the Public and Private Warrants.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Summary of Operations

	For the three months ended March 31,
($ in thousands)	2021	2020
Revenue
Loan production income	$1,074,665	$404,214
Loan servicing income	123,789	50,097
Change in fair value of mortgage servicing rights	(59,259)	—
Gain (loss) on sale of mortgage servicing rights	4,763	(50,222)
Interest income	45,912	51,367
Total revenue, net	1,189,870	455,456
Expenses
Salaries, commissions and benefits	213,061	121,784
Direct loan production costs	13,162	12,554
Marketing, travel, and entertainment	10,495	7,434
Depreciation and amortization	7,289	2,645
Servicing costs	20,508	13,322
Amortization, impairment and pay-offs of mortgage servicing rights	—	218,754
General and administrative	16,778	15,576
Interest expense	52,990	43,038
Other (income)/expense	(17,304)	—
Total expenses	316,979	435,107
Earnings before income taxes	872,891	20,349
Provision for income taxes	12,886	—
Net income	860,005	20,349
Net income attributable to non-controlling interest	812,020	N/A
Net income attributable to UWM Holdings Corporation	$47,985	N/A

Loan production income

The table below provides details of the characteristics of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended March 31,
($ in thousands)	2021	2020
Loan origination volume by type
Conventional conforming	$43,934,272	$30,268,696
FHA/VA/USDA	5,141,258	10,886,678
Non-agency	18,710	1,286,353
Total loan origination volume	$49,094,240	$42,441,727
Portfolio metrics
Average loan amount	316	329
Weighted average loan-to-value ratio	69.78%	76.27%
Weighted average credit score	755.24	745.22
Weighted average note rate	2.74%	3.56%
Percentage of loans sold
To GSEs	100%	95%
To other counterparties	—%	5%
Servicing-retained	100%	99%
Servicing-released	—%	1%

The components of loan production income for the periods presented were as follows:

	For the three months ended March 31,
($ in thousands)	2021	2020
Primary gain (loss)	$372,685	$(160,985)
Loan origination fees	112,409	108,938
Provision for representation and warranty obligations	(9,818)	(7,390)
Capitalization of MSRs	599,389	463,651
Loan production income	$1,074,665	$404,214

    Loan production income was $1,074.7 million for the three months ended March 31, 2021, an increase of $670.5 million, or 166%, as compared to $404.2 million for the three months ended March 31, 2020. The increase in loan production income was primarily driven by an increase of 124 basis points in gain margin year over year, from 95 basis points in the first quarter of 2021 to 219 basis points in the first quarter of 2021 due to the lower interest rate environment in the first quarter of 2021. In addition, loan production income increased due to a $6,652.5 million or 16% increase in mortgage loan origination volume in the first quarter 2021 as compared to the first quarter of 2020.

Loan servicing income
The table below summarizes loan servicing income for each of the periods presented:

	For the three months ended March 31,
($ in thousands)	2021	2020
Contractual servicing fees	$122,306	$49,120
Late, ancillary and other fees	1,483	977
Loan servicing income	$123,789	$50,097

Loan servicing income was $123.8 million for the three months ended March 31, 2021, an increase of $73.7 million, or 147.1%, as compared to the three months ended March 31, 2020. The increase in loan servicing income was primarily driven by the growing servicing portfolio size as a result of the additional origination volume.

    For the periods presented, our loan servicing portfolio consisted of the following:

($ in thousands, except number of loans)	March 31, 2021	December 31, 2020
MSR UPB of loans serviced	220,978,670	188,268,883
Number of MSR loans serviced	718,378	606,688
Average MSR delinquency count (60+ days) as % of total	1.54%	1.93%
Weighted average note rate	3.00%	3.13%
Weighted average service fee	0.2721%	0.2738%

Change in Fair Value of Mortgage Servicing Rights

Effective January 1, 2021, the Company adopted the fair value method of accounting for mortgage servicing rights. In connection with this accounting change, the Company recorded an approximate $3.4 million increase to MSR assets and retained earnings as of January 1, 2021. During the first quarter of 2021, the fair value of MSR assets declined by approximately $59.3 million. During the quarter, the fair value of MSR assets increased by approximately $197.8 million due to changes in valuation assumptions, primarily prepayment speeds due to increases in primary mortgage interest rates, which was offset by a decline in fair value of approximately $257.1 million due to realization of cash flows and decay.

Gain (loss) on sale of mortgage servicing rights

    Gain on sale of MSRs was $4.8 million for the three months ended March 31, 2021, which represented partial realization of proceeds as well as revisions to related contingencies. Loss on sale of MSRs was $(50.2) million for the three months ended March 31, 2020, which was primarily due to decreasing interest rates that reduced the amount a buyer was willing to pay for MSRs sold in the first quarter of 2020.

Interest income

    Interest income was $45.9 million for the three months ended March 31, 2021, a decrease of $5.5 million, or 10.7%, as compared to $51.4 million for the three months ended March 31, 2020. The decrease was primarily driven by a decline in interest rates and shorter hold period on loans produced.

Expenses

    Expenses for the periods presented were as follows:

	For the three months ended March 31,
	2021	2020
Salaries, commissions and benefits	$213,061	$121,784
Direct loan production costs	13,162	12,554
Marketing, travel, and entertainment	10,495	7,434
Depreciation and amortization	7,289	2,645
Servicing costs	20,508	13,322
Amortization, impairment and pay-offs of mortgage servicing rights	—	218,754
General and administrative	16,778	15,576
Interest expense	52,990	43,038
Other (income)/expense	(17,304)	—
Total expenses	$316,979	$435,107

Total expenses

    Total expenses were $317.0 million for the three months ended March 31, 2021, a decrease of $118.1 million, or 27.1%, as compared to $435.1 million for the three months ended March 31, 2020. Amortization, impairment and pay-offs of MSRs was $218.8 million in the first quarter of 2020. Effective January 1, 2021 and prospectively, we made an election to account for all classes of its MSRs using the fair value method. Under this new accounting policy for MSRs, the change in fair value of MSRs is reported as part of total revenue, net, and MSRs are no longer amortized and subject to periodic impairment testing. Therefore, there is no similar amount recorded for the amortization, impairment and pay-offs of MSRs for the first quarter of 2021.

Excluding the $218.8 million of amortization, impairment and pay-offs of MSRs in 2020, total expenses increased by $100.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due to an increase in salaries, commissions and benefits of $91.3 million or 74.9% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily resulting from an increase in headcount to support increased loan volume as well as overall Company growth. Headcount increased by approximately 2,900 team members from approximately 5,700 at March 31, 2020 to approximately 8,600 at March 31, 2021. Other expenses increased due to growth in our business, partially offset by a reduction of a contingency reserve (component of general and administrative expense) of approximately $19.6 million in the three months ended March 31, 2021. Interest expense increased during the three months ended March 31, 2021 primarily due to the $800.0 million 2020 Senior Notes issued in November of 2020. Other income of $17.3 million for the three months ended March 31, 2021 represents the decrease in the fair value of the liability for the Public and Private Warrants from the closing date of the business combination transaction through March 31, 2021.

Net income

    Net income was $860.0 million for the three months ended March 31, 2021, an increase of $839.7 million, as compared to $20.3 million for the three months ended March 31, 2020. The increase was primarily the result of the increase in loan production income of $670.5 million, a decrease in amortization, impairment and pay-offs of mortgage servicing rights of $218.8 million, offset by a decrease in the fair value of mortgage servicing rights of $59.3 million, and an increase in loan servicing income of $73.7 million, partially offset by an increase in salaries, compensation and benefits of $91.3 million.

Net income attributable to the Company reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC from January 21, 2021 through March 31, 2021.

Liquidity and Capital Resources

Overview

    Historically, our primary sources of liquidity have included:
•borrowings including under our warehouse facilities and other financing facilities;
•cash flow from operations, including:
◦sale of loans into the secondary market;
◦loan origination fees;
◦servicing fee income;
◦interest income on mortgage loans; and
◦sales of MSRs.

    Historically, our primary uses of funds have included:
•origination of loans;
•retention of MSRs from our loan sales
•payment of interest expense;
•payment of operating expenses; and
•distributions to our member.

    We are also subject to contingencies which may have a significant impact on the use of our cash.

    To originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through uncommitted and committed warehouse facilities that we have established with large global banks and certain agencies.

Loan Funding Facilities

    Warehouse facilities

    Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on one-month LIBOR plus a spread.

    When we sell a pool of loans, the proceeds we receive from the sale of the loans are used to pay back the amounts we owe on the warehouse facilities. The remaining funds received then become available to be re-advanced to originate additional loans. We are dependent on the cash generated from the sale of loans to fund future loans and repay borrowings under our warehouse facilities. Delays or failures to sell loans in the secondary market could have an adverse effect on our liquidity position.

    From a cash flow perspective, the vast majority of cash received from mortgage originations occurs at the point the loans are sold into the secondary market. The vast majority of servicing fee income relates to the retained servicing fee on the loans, where cash is received monthly over the life of the loan and is a product of the borrowers’ current unpaid principal balance multiplied by the weighted average service fee. For a given mortgage loan, servicing revenue from the retained servicing fee declines over time.

    The amount of financing advanced to us under our warehouse facilities, as determined by agreed upon advance rates, may be less than the stated advance rate depending, in part, on the fair value of the mortgage loans securing the financings. Each of our warehouse facilities allows the bank extending the advances to evaluate regularly the market value of the underlying loans that are serving as collateral. If a bank determines that the value of the collateral has decreased, the bank can require us to provide additional collateral or reduce the amount outstanding with respect to the corresponding loan (e.g., initiate a margin call). Our inability to satisfy the request could result in the termination of the facility and, depending on the terms of our agreements, possibly result in a default being declared under our other warehouse facilities.

    Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., 15 days), significant increases in market interest rates would be required for us to experience margin calls from a majority of our warehouse lenders. When considering the full fair value of the loans, the required decline is even more significant. Typically, we do not receive margin calls on a majority of our warehouse lines. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. At March 31, 2021, there were no exchanges of collateral.

    The amount owed and outstanding on our warehouse facilities fluctuates based on our origination volume, the amount of time it takes us to sell the loans we originate, our cash on hand, and our ability to obtain additional financing. We reserve the right to arrange for the early payment of outstanding loans and advances from time to time. As we accumulate loans, a significant portion of our total warehouse facilities may be utilized to fund loans. As of March 31, 2021, the self-warehouse amount was insignificant.

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of March 31, 2021.

Facility Type	Collateral	Line Amount as of March 31, 2021(1)	Expiration Date	Total Advanced Against Line as of March 31, 2021 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$150 Million	5/25/2021	$99,626
Master Repurchase Agreement	Mortgage Loans	$400 Million	6/23/2021	126,685
Master Repurchase Agreement	Mortgage Loans	$2 Billion	7/1/2021	777,694
Master Repurchase Agreement	Mortgage Loans	$200 Million	7/7/2021	170,241
Master Repurchase Agreement	Mortgage Loans	$750 Million	9/7/2021	170,995
Master Repurchase Agreement	Mortgage Loans	$150 Million	9/19/2021	8,897
Master Repurchase Agreement	Mortgage Loans	$400 Million	9/23/2021	62,647
Master Repurchase Agreement	Mortgage Loans	$925 Million	10/29/2021	324,691
Master Repurchase Agreement	Mortgage Loans	$3 Billion	10/29/2021	1,580,588
Master Repurchase Agreement	Mortgage Loans	$250 Million	11/16/2021	62,522
Master Repurchase Agreement	Mortgage Loans	$250 Million	12/23/2021	100,603
Master Repurchase Agreement	Mortgage Loans	$500 Million	12/28/2021	192,311
Master Repurchase Agreement	Mortgage Loans	$1 Billion	1/10/2022	63,264
Master Repurchase Agreement	Mortgage Loans	$2 Billion	2/23/2022	904,831
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/4/2022	79,268

Early Funding:
Master Repurchase Agreement	Mortgage Loans	$250 Million (ASAP+ see below)	No expiration	98,877
Master Repurchase Agreement	Mortgage Loans	$150 Million (gestation line - see below)	No expiration	—
				$4,823,740

(1)An aggregate of $2,351.0 million of these line amounts is committed as of March 31, 2021.

    Early Funding Programs

    We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2021, the amount outstanding through the ASAP+ program was approximately $98.9 million and no amounts were outstanding under the EF program.

    In addition to the arrangements with Fannie Mae and Freddie Mac, we are also party to one early funding (or “gestation”) line with a financial institution. Through this arrangement, we enter into agreements to deliver certified pools consisting of mortgage loans securitized by Ginnie Mae, Fannie Mae, and/or Freddie Mac, as applicable, for the gestation line. As with the ASAP+ and EF programs, all mortgage loans under this gestation line must adhere to a set of eligibility criteria.

    The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date that can be terminated by either party upon written notice. As of March 31, 2021, no amount was outstanding under this line.

Lines of Credit

    We are also party to an additional line of credit that provides us general working capital funding to utilize in our operations, secured by MSRs of the mortgage loans that we retained. As of March 31, 2021, the amount available on this line was $400.0 million and the total amount advanced against line was $400.0 million. This line of credit was paid off and terminated in April 2021.

Facility Type	Collateral	Maturity	Line Amount	Total Amount Advanced Against Line as of 3/31/2021
($ in thousands)
Credit Agreement	MSRs	12/31/2022	$400,000	$400,000

Covenants

    Our warehouse facilities and MSR facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of March 31, 2021 and December 31, 2020.

Other Financing Facilities

Senior Notes

On November 3, 2020, we issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2020 Senior Notes”). The 2020 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2020 Senior Notes is due semi-annually on May 15 and November 15 of each year, beginning on May 15, 2021. We used approximately $500.0 million of the net proceeds from the offering of 2020 Senior Notes for general corporate purposes to fund future growth and distributed the remainder to SFS Corp. for tax distributions.

On or after November 15, 2022, we may, at our option, redeem the 2020 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: November 15, 2022 at 102.750%; November 15, 2023 at 101.375%; or November 15, 2024 until maturity at 100.000%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to November 15, 2022, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2020 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, we may, at our option, redeem the 2020 Senior Notes prior to November 15, 2022 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.

    The indenture governing the 2020 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Senior Notes indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the 2020 Senior Notes indenture indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. The Company was in compliance with the terms of the agreement as of March 31, 2021.

On April 7, 2021 we issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 5.5000% per annum. Interest on the 2021 Senior Notes is due semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. We used a portion of the proceeds from the issuance of the 2021 Senior Notes to pay off and terminate the $400.0 million line of credit (described in Note 7 - Line of Credit), effective April 20, 2021, and the remainder for general corporate purposes.

On or after April 15, 2024, we may, at our option, redeem the 2021 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: April 15, 2024 at 102.750%; April 15, 2025 at 101.375%; or April 15, 2026 until maturity at 100.000%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to April 15, 2024, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, we may, at our option, redeem the 2021 Senior Notes prior to April 15, 2024 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.

Equipment Note Payable

As of March 31, 2021, we had $25.4 million outstanding under four equipment finance term notes, which are primarily collateralized by computer-related hardware. The equipment note payable was terminated and paid off effective April 2021.

Finance Leases

    As of March 31, 2021, our finance lease liabilities were $54.9 million, $29.2 million of which relates to a lease with a related party. The Company’s financing lease agreements have remaining terms ranging from two to fifteen years.

Cash flow data for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three months ended March 31,
($ in thousands)	2021	2020
Net cash provided by (used in) operating activities	$2,637,017	$(636,089)
Net cash provided by investing activities	(7,233)	232,456
Net cash provided by financing activities	(2,260,958)	326,557
Net increase in cash and cash equivalents	$368,826	$(77,076)
Cash and cash equivalents at the end of the period	1,592,663	56,207

Net cash provided by (used in) operating activities

    Net cash provided by operating activities was $2,637.0 million for the three months ended March 31, 2021 compared to cash used in operating activities of $636.1 million for the same period in 2020. The increase in cash flows provided by operating activities was primarily driven by an increased net earnings for the period, adjusted for non-cash items, as well as a change in balance of mortgage loans at fair value, and decreases in the non-cash adjustments related to the impairment and amortization/pay-offs of mortgage servicing rights as a result of the new accounting election at fair value as of January 1, 2021.

Net cash provided by investing activities

    Net cash used in investing activities was $(7.2) million for the three months ended March 31, 2021 compared to $232.5 million of cash provided by investing activities for the same period in 2020. The decrease in cash flows provided by investing activities was primarily driven by a decrease in proceeds from the sale of MSRs.

Net cash provided by financing activities

    Net cash used in financing activities was $(2,261.0) million for the three months ended March 31, 2021 compared to cash provided by financing activities of $326.6 million for the same period in 2020. The decrease in cash flows provided by financing activities in 2021 was primarily driven by a decrease in net borrowings under warehouse lines of credit and an increase in member distributions, partially offset by the net proceeds from the business combination transaction.

Financial position at March 31, 2021 compared to December 31, 2020

Total assets decreased $1,120.9 million from $11.5 billion at December 31, 2020 to $10.4 billion at March 31, 2021. The decrease was primarily due to a decrease of $2,413.2 million in mortgage loans at fair value, partially offset by increases in MSRs and cash. The decrease in mortgage loans at fair value at March 31, 2021 compared to December 31, 2020 was due to a decrease in loan production volume in the first quarter of 2021 compared to the fourth quarter of 2020 and timing of mortgage loan sales as of December 31, 2020 compared to March 31, 2021.

Total liabilities decreased $1,524.6 million from $9.1 billion at December 31, 2020 to $7.6 billion at March 31, 2021. The decrease was primarily attributable to a decrease in warehouse borrowings due to the decrease in mortgage loans at fair value.

Total equity was $2.8 billion as of March 31, 2021, an increase of $403.8 million, or 17%, as compared to $2.4 billion as of December 31, 2020. The increase was primarily the result of net income of $860.0 million and net proceeds received from the business combination transaction of $879.1 million, partially offset by member distributions of $1,100.0 million and the accrual of the first quarterly dividend of $160.5 million. In connection with the business combination transaction, a non-controlling interest was established representing SFS Corp's economic ownership interest in Holdings LLC, and the non-controlling interest balance was $2,664.8 million as of March 31, 2021.

Repurchase and indemnification obligations

    Loans sold to investors which we believe met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on our assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations.

Interest rate lock commitments, loan sale and forward commitments

    In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates.

    Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Interest rate lock commitments—fixed rate	18,294,346	$10,594,329
Interest rate lock commitments—variable rate	—	—
Commitments to sell loans	2,120,712	480,894
Forward commitments to sell mortgage-backed securities	19,345,632	16,121,845

Off Balance Sheet Arrangements

    As of March 31, 2021, we had sold $1.2 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in April 2021.

New Accounting Pronouncements Not Yet Effective

    See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the condensed consolidated financial statements of the Company for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are subject to a variety of risks which can affect its operations and profitability. We broadly define these areas of risk as interest rate, credit and counterparty risk.

Interest rate risk

    We are subject to interest rate risk which may impact its origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the

MSRs resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs resulting in expected decreases in cash flows. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that servicing provides a natural hedge to our origination business. We do not hedge MSRs but manage the economic risk through partially offsetting impact of servicing and mortgaging originations.
MSRs generally increase as prepayment expectations decrease, consequently extending the estimated life of the MSRs resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayment expectations increase consequently truncating the estimated life of the MSRs resulting in expected decreases in cash flows.

    Our IRLCs and mortgage loans at fair value are exposed to interest rate volatility. During the origination, pooling, and delivery process, this pipeline value rises and falls with changes in interest rates. To mitigate this exposure, we employ a hedge strategy designed to minimize basis risk. Basis risk in this case is the risk that the hedged instrument’s price does not move sufficiently similar to the increase or decrease in the market price of the hedged financial instrument. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we utilize forward agency or Ginnie Mae To Be Announced (“TBA”) securities as our primary hedge instrument. U.S. Treasury futures, Eurodollar futures or other non-mortgage instruments possess varying degrees of basis risk that TBAs typically do not have. By fixing the future sale price, we reduce our exposure to changes in loan values between interest rate lock and sale. Our non-agency, non-Ginnie Mae production (e.g., jumbo loans) is hedged with primarily whole loan forward commitments with our various buying counterparties. We occasionally use other instruments such as TBAs, as needed.

    Interest rate risk also occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our net interest income. This is primarily mitigated through expedited sale of our loans.

    We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used March 31, 2021 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of March 31, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	March 31, 2021
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$74,951	$(77,273)
MSRs	(69,276)	59,858
IRLCs	239,348	(256,726)
Total change in assets	$245,023	$(274,141)
Increase (decrease) in liabilities
FLSCs	$(321,055)	$333,813
Total change in liabilities	$(321,055)	$333,813

Credit risk

    We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three months ended March 31, 2021, our originated loans had a weighted average loan to value ratio of 69.78%, and a weighted average FICO score of 755.24. For the three months ended March 31, 2020, our originated loans had a weighted average loan to value ratio of 76.27%, and a weighted average FICO score of 745.22.

Counterparty risk

    We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet our obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, limiting singular credit exposures on the amount of unsecured credit extended to any single counterparty, and entering into master netting agreements with the counterparties as appropriate.

    In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2021 or March 31, 2020.

    Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs.

Cautionary Note Regarding Forward-Looking Statement

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

•    political and geopolitical conditions that may affect our business and the mortgage industry in general; and
•    the impact of the COVID-19 pandemic, or any other similar pandemic or public health situation, on our business and the mortgage industry in general.

These forward-looking statements involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement including the following risks:

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

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We operate in a heavily regulated industry that is highly sensitive to consumer protection, and we are subject to numerous local, state and federal laws. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our respective businesses. The resolution of these matters, including the matters specifically described below, is not currently expected to have a material adverse effect on our financial position, financial performance or cash flows.

On December 11, 2020, a complaint was filed against United Wholesale Mortgage, LLC (f/k/a United Shore Financial Services, LLC) in the United States District Court for the Eastern District of Michigan by three independent mortgage brokers. The plaintiffs are seeking class certification and monetary damages for alleged unpaid commissions arising from a change in UWM’s commission policy. We have filed a motion to dismiss these claims.

On April 23, 2021, a complaint was filed in the United States District Court for the Middle District of Florida against UWM Holdings Corporation and Mat Ishbia, individually by The Okavage Group, LLC on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. The complaint alleges that UWM’s new policy to no longer enter into new transactions with independent mortgage advisors who also sold mortgage loans to two certain market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. The plaintiffs are seeking class certification, treble damages, attorneys’ fees and injunctive relief.

Item 1A. Risk Factors

Our outstanding Warrants are accounted for as liabilities and the changes in value of our outstanding Warrants could have an adverse effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the SEC issued the SEC Staff Statement in which the SEC staff expressed its view that certain terms and conditions common to special purpose acquisition company warrants may require such warrants to be classified as liabilities rather than equity. As described in this report, we account for our outstanding Warrants as liabilities at fair value on the balance sheet. The Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value as of the end of each period for which earnings are reported. We will continue to adjust the liability for changes in fair value until the earlier of exercise or expiration of the Warrants. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement

Indenture

On April 7, 2021, UWM and U.S. Bank National Association, as trustee, executed an indenture (the “Indenture”) pursuant to which UWM issued $700 million aggregate principal amount of 5.500% senior unsecured notes due 2029 (the “2021 Senior Notes”). The 2021 Senior Notes have an interest coupon of 5.500% and were issued at a price of 100% of their face value. Interest on the 2021 Senior Notes is payable semi-annually on April 15 and August 1 of each year, beginning on August 1, 2021. The 2021 Senior Notes mature on April 15, 2029.

UWM may redeem the 2021 Senior Notes, in whole or in part, at any time during the twelve-month period beginning on the following dates at the following redemption prices: April 15, 2024 at 102.750%, April 15, 2025 at 101.375%, or April 15, 2026 until maturity at 100.000%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. In addition, until April 15, 2024, UWM may redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes with the net proceeds of certain equity offerings at a redemption price of 105.5% of the principal amount of the 2021 Senior Notes to be redeemed plus accrued and unpaid interest, if any, and additional interest, if any, to the redemption date. UWM may also redeem any of the 2021 Senior Notes at any time prior to April 15, 2024 at a redemption price equal to 100% of the principal amount of the 2021 Senior Notes to be redeemed plus the Applicable Premium as of, and accrued and unpaid interest, if any, and additional interest, if any, to, the redemption date. The Applicable Premium means, with respect to any of the 2021 Senior Notes on any redemption date, the greater of (i) 1.0% of the principal amount of such Note and (ii) the excess of (A) the present value at such redemption date of (1) the redemption price of such Note at April

15, 2024 (as set forth in the Indenture), plus (2) all required interest payments due on such Note through April 15, 2024 (excluding accrued but unpaid interest, if any, to the redemption date), computed using a discount rate equal to the treasury rate on such redemption date plus 50 basis points over (B) the principal amount of such Note
.
The 2021 Senior Notes are UWM’s senior unsecured obligations and are not guaranteed by UWM Holdings Corporation, UWM Holdings, LLC, or any of UWM’s subsidiaries. The 2021 Senior Notes rank equally in right of payment with UWM’s existing and future senior unsecured debt, and senior in right of payment to UWM’s future subordinated debt, if any. The 2021 Senior Notes are effectively subordinated to any of UWM’s existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 2021 Senior Notes are structurally subordinated to all existing and future debt and other liabilities of UWM’s subsidiaries.

If UWM experiences a Change of Control (as defined in the Indenture), each holder of the 2021 Senior Notes will have the right to require UWM to repurchase all or any part, of such holder’s Notes at a repurchase price equal to 101% of the aggregate principal amount of any Notes repurchased plus accrued and unpaid interest, if any, and additional interest, if any, to the repurchase date.

The Indenture provides that each of the following is an Event of Default (as defined in the Indenture) with respect to the 2021 Senior Notes: (1) default for 30 days in the payment when due of interest, or additional interest, if any, with respect to the 2021 Senior Notes; (2) default in payment when due of the principal of or premium, if any, on the 2021 Senior Notes; (3) failure by UWM or any of the Restricted Subsidiaries (as defined in the Indenture) to comply with covenants relating to a merger, consolidation or a sale of assets, as described in the Indenture, or failure by UWM to consummate a Change of Control Offer or Asset Sale Offer (each as defined in the Indenture) in accordance with the provisions of the Indenture applicable to the offers; (4) subject to a notice requirement and a cure period, failure by UWM or any of the Restricted Subsidiaries to perform any other covenant in the Indenture, other than a covenant specified in clauses (1), (2) or (3) above, that continues for 60 days after notice to comply; (5) with respect to any Debt (as defined in the Indenture) of UWM or any of its Restricted Subsidiaries (as defined in the Indenture) having an outstanding principal amount of $250.0 million for the most recently ended fiscal quarter for which financial statements were delivered to the Trustee (other than Non-Recourse Debt) or more in the aggregate for all such Debt of all such persons (i) that results in such Debt being accelerated prior to its scheduled maturity or (ii) failure to make a principal payment, interest or premium, if any, when due and such defaulted payment is not made, waived or extended within the applicable grace period; (6) failure by UWM or any of its Restricted Subsidiaries to pay final judgments aggregating (net of amounts covered by insurance policies) in excess of $250.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; or (7) certain events of bankruptcy or insolvency described in the Indenture with respect to UWM or any of its Restricted Subsidiaries.

If any Event of Default occurs and is continuing, the trustee under the Indenture or the holders of at least 25% in aggregate principal amount of the then outstanding Notes and the trustee may, and the trustee at the request of such holders will, declare all the 2021 Senior Notes to be due and payable immediately. If certain bankruptcy and insolvency Events of Default specified in the Indenture occur with respect to UWM, all outstanding Notes will become due and payable without any other act on the part of the trustee or the holders.

The Indenture contains customary covenants, subject to a number of exceptions and qualifications, including restrictions on UWM’s ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the Indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the Indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness.

The description above is qualified in its entirety by the Indenture, a copy of which is filed as an exhibit to this Form 10-Q.
Certain of the initial purchasers and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with UWM and its affiliates. In addition, an affiliate of Goldman Sachs is the lender under UWM’s MSR Facility, and therefore received a portion of the net proceeds from the offering.

Master Repurchase Agreement

On April 23, 2021, UWM and its special purpose subsidiary United Shore Repo Seller 4 LLC entered into a Master Repurchase Agreement with Goldman Sachs Bank USA (the “Goldman MRA”). The Goldman MRA provides for the purchase by Goldman Sachs Bank USA of an aggregate amount of up to $1,000,000,000 of participation interests in certain residential mortgage loans and the related servicing rights. United Shore Repo Seller 4 LLC’s obligations under the Goldman MRA are guaranteed by UWM. The Goldman MRA has an initial term of two years which may be extended by the parties.

Item 6. Exhibits

Exhibit Number	Description

4.7	Indenture, dated April 7, 2021, by and between United Wholesale Mortgage, LLC and U.S. Bank National Association, as trustee.

4.8	Form of 5.500% Senior Notes due 2029 (included in Exhibit 4.7).

10.15	Master Repurchase Agreement, dated as of April 23, 2021, by and among Goldman Sachs Bank USA, A National Banking Institution, United Shore Repo Seller 4 LLC, and United Wholesale Mortgage, LLC #

31.1	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: May 13, 2021	By:	/s/ Timothy Forrester
Timothy Forrester
Executive Vice President, Chief Financial Officer