Form 10-Q
period 2021-06-30
UWM Holdings Corp
filed 2021-08-16
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 9, 2021, the registrant had 100,905,941 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$1,048,177	$1,223,837
Mortgage loans at fair value	12,404,112	7,916,515
Derivative assets	75,438	61,072
Accounts receivable, net	317,458	253,600
Mortgage servicing rights - fair value as of June 30, 2021; amortized cost as of December 31, 2020 (see Note 1 and Note 5)	2,662,556	1,756,864
Premises and equipment, net	130,864	107,572
Operating lease right-of-use asset, net (includes $86,748 and $92,571 with related parties)	87,130	93,098
Finance lease right-of-use asset (includes $29,385 and $0 with related parties)	61,356	22,929
Other assets	57,007	57,989
Total assets	$16,844,098	$11,493,476
Liabilities and equity
Warehouse lines of credit	$11,249,213	$6,941,397
Accounts payable and accrued expenses	1,018,536	847,745
Accrued distributions and dividends payable	160,444	—
Derivative liabilities	82,551	66,237
Equipment note payable	2,583	26,528
Operating lines of credit	—	320,300
Senior notes	1,483,587	789,323
Operating lease liability (includes $97,898 and $104,006 with related parties)	98,280	104,534
Finance lease liability (includes $29,576 and $0 with related parties)	61,918	23,132
Total liabilities	14,157,112	9,119,196
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of June 30, 2021	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 102,318,776 shares issued and outstanding as of June 30, 2021	10	—
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2021	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2021	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of June 30, 2021	150	—
Additional paid-in capital	187	24,839
Retained earnings	109,397	2,349,441
Non-controlling interest	2,577,242	—
Total equity	2,686,986	2,374,280
Total liabilities and equity	$16,844,098	$11,493,476

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue
Loan production income	$479,274	$755,967	$1,553,939	$1,160,181
Loan servicing income	145,278	62,056	269,067	112,153
Change in fair value of mortgage servicing rights (see Note 5)	(219,104)	—	(278,363)	—
Gain (loss) on sale of mortgage servicing rights	10	(15,275)	4,773	(65,497)
Interest income	79,194	27,900	125,106	79,267
Total revenue, net	484,652	830,648	1,674,522	1,286,104
Expenses
Salaries, commissions and benefits	172,951	134,749	386,012	256,533
Direct loan production costs	15,518	10,625	28,680	23,179
Marketing, travel, and entertainment	11,330	2,820	21,825	10,254
Depreciation and amortization	8,353	2,676	15,642	5,321
Servicing costs	23,067	12,644	43,575	25,966
Amortization, impairment and pay-offs of mortgage servicing rights (see Note 5)	—	70,046	—	288,800
General and administrative	42,116	26,826	58,894	42,402
Interest expense	72,673	30,025	125,663	73,063
Other (income)/expense	(1,530)	—	(18,834)	—
Total expenses	344,478	290,411	661,457	725,518
Earnings before income taxes	140,174	540,237	1,013,065	560,586
Provision for income taxes	1,462	750	14,348	750
Net income	138,712	539,487	998,717	559,836
Net income attributable to non-controlling interest	130,448	N/A	942,468	N/A
Net income attributable to UWM Holdings Corporation	$8,264	N/A	$56,249	N/A

Earnings per share of Class A common stock (see Note 17):
Basic	$0.08	N/A	$0.55	N/A
Diluted	$0.07	N/A	$0.39	N/A
Weighted average shares outstanding:
Basic	102,760,823	N/A	102,908,906	N/A
Diluted	1,605,067,478	N/A	1,605,215,562	N/A

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2020	—	$—	—	$—	$24,839	$636,484	$—	$661,323
Net income	—	—	—	—	—	20,349	—	20,349
Member distributions	—	—	—	—	—	(177)	—	(177)
Balance, March 31, 2020	—	—	—	—	24,839	656,656	—	681,495
Net income	—	—	—	—	—	539,487	—	539,487
Member contributions	—	—	—	—	—	247,169	—	247,169
Balance, June 30, 2020	—	$—	—	$—	$24,839	$1,443,312	$—	$1,468,151

Balance, January 1, 2021	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights (See Note 1)	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distributions to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,381)	—	(75,381)
Distribution and dividend declared February 3, 2021 and payable April 6, 2021	—	—	—	—	—	(10,310)	(150,207)	(160,517)
Member distributions to SFS Corp. post business combination transaction	—	—	—	—	—	—	(2,913)	(2,913)
Net income subsequent to business combination transaction	—	—	—	—	—	47,985	628,264	676,249
Balance, March 31, 2021	103,104,205	$10	1,502,069,787	$150	$—	$113,078	$2,664,798	$2,778,036
Net income	—	—	—	—	—	8,264	130,448	138,712
Distribution and dividend declared June 10, 2021 and payable July 6, 2021	—	—	—	—	—	(10,237)	(150,207)	(160,444)
Member distributions to SFS Corp.	—	—	—	—	—	—	(65,504)	(65,504)
Stock-based compensation expense	5,170	—			187		2,147	2,334
Class A common stock repurchased	(790,599)	—				(403)	(5,745)	(6,148)
Re-measurement of non-controlling interest due to change in parent ownership	—	—	—	—	—	(1,305)	1,305	—
Balance, June 30, 2021	102,318,776	$10	1,502,069,787	$150	$187	$109,397	$2,577,242	$2,686,986

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$998,717	$559,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain)/loss on sale of mortgage servicing rights	(4,773)	65,497
Reserve for representations and warranties	21,661	14,716
Capitalization of mortgage servicing rights	(1,180,615)	(767,693)
Amortization and pay-offs of mortgage servicing rights	—	172,120
Impairment on mortgage servicing rights, net	—	116,680
Change in fair value of mortgage servicing rights	278,363	—
Depreciation and amortization of premises and equipment	9,526	5,321
Senior notes issuance cost amortization	1,302	—
Amortization of finance lease right-of-use assets	6,237	1,902
Stock-based compensation expense	2,327	—
Decrease in fair value of warrants liability	(18,834)	—
(Increase) decrease in:
Mortgage loans at fair value	(4,487,597)	(346,796)
Accounts receivable, net	(72,089)	(96,550)
Derivative assets	(14,366)	(32,249)
Other assets	2,510	(4,395)
Increase (decrease) in:
Accounts payable and accrued expenses	95,360	62,556
Derivative liabilities	16,314	28,245
Net cash used in operating activities	(4,345,957)	(220,810)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(32,273)	(25,844)
Proceeds from sale of mortgage servicing rights	2,708	263,188
Net cash (used in) provided by investing activities	(29,565)	237,344
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under warehouse lines of credit	4,307,814	218,802
Repayments of finance lease liabilities	(5,895)	(1,888)
Proceeds from business combination transaction	895,134	—
Costs incurred related to business combination transaction	(11,260)	—
Borrowings under equipment notes payable	1,078	1,263
Repayments under equipment notes payable	(25,022)	(2,749)
Borrowings under operating lines of credit	79,700	378,795
Repayments under operating lines of credit	(400,000)	(419,795)
Proceeds from issuance of senior notes	700,000	—
Discount and direct issuance costs on senior notes	(7,036)	—
Dividends paid	(10,310)	—
Member contributions from SFS Corp.	—	247,169
Member distributions to SFS Corp.	(1,318,625)	(177)
Class A common stock repurchased	(5,716)	—
Net cash provided by financing activities	4,199,862	421,420
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175,660)	437,954
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,223,837	133,283
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,048,177	$571,237
SUPPLEMENTAL INFORMATION
Cash paid for interest	$104,515	$77,794
Cash paid for taxes	1,699	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
UWM Holdings Corporation, through its consolidated subsidiaries (collectively, the "Company"), engages in the origination, sale and servicing of residential mortgage loans. The Company is based in Michigan but originates and services loans throughout the United States. The Company is approved as a Title II, non-supervised direct endorsement mortgagee with the United States Department of Housing and Urban Development (or “HUD”). In addition, the Company is an approved issuer with the Government National Mortgage Association (or “Ginnie Mae”), as well as an approved seller and servicer with the Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”).
The Company (f/k/a Gores Holdings IV, Inc.) was incorporated in Delaware on June 12, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 22, 2020, the Company entered into a Business Combination Agreement (the "Business Combination Agreement") by and among the Company, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC, a Michigan limited liability company (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company (“Holdings LLC” and, together with UWM, the “UWM Entities.”). The business combination with the UWM Entities closed on January 21, 2021.
Prior to the closing of the Business Combination Agreement, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these condensed consolidated financial statements (see Note 11 - Non-Controlling Interests).
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC and the Company’s only direct asset consists of Class A Common Units in Holdings LLC. The Company's current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged, along with its stapled share of Class D common stock, for either, at the option of the Company, (a) cash or (b) one share of the Company’s Class B common stock (See Note 11 - Non-Controlling Interests). Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain price targets. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 17 - Earnings Per Share.
Basis of Presentation and Consolidation
The business combination transaction was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") as UWM was determined to be the accounting acquirer, primarily due to the fact that SFS Corp. continues to control the Company through its ownership of the Class D common stock. Under this method of accounting, while the Company was the legal acquirer, it was treated as the acquired company for financial reporting purposes. Accordingly, the business combination transaction was treated as the equivalent of UWM issuing stock for the net assets of the Company, accompanied by a recapitalization, with the net assets of the Company stated at historical cost, with no goodwill or other intangible assets recorded. The net proceeds received from Gores Holdings IV, Inc. in the business combination transaction approximated $895.1 million, and the Company incurred approximately $16.0 million in costs related to the transaction which were charged to stockholders' equity upon the closing of the transaction. As part of the business combination transaction, the Company assumed the liability related to the Public and Private Warrants (described below) of $45.6 million. During the period from January 21, 2021 to June 30, 2021, the fair value of the Public and Private Warrants decreased to $26.7 million, resulting in other income of $18.9 million for the six month period ended June 30, 2021. The Company’s financial statement presentation included in these condensed consolidated financial statements include the condensed consolidated financial statements of UWM and its subsidiaries for periods prior to the completion of the business combination transaction with the UWM Entities and of the Company for periods from and after the business combination transaction.
Our condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position, and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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
Accounting Change - Mortgage Servicing Rights
On January 1, 2021, the Company adopted the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Management believes that the fair value method more directly reports the current expected benefits and obligations of the Company's servicing rights. The adoption of the fair value method for a particular class of servicing assets is irrevocable. Prior to January 1, 2021, the Company measured its servicing assets and liabilities after initial recognition using the amortized cost method. This change in accounting resulted in a $3.4 million increase to retained earnings and the mortgage servicing rights (MSR) asset as of January 1, 2021. Subsequent to the adoption of the fair value method of accounting for MSRs, changes in fair value of MSRs are reported as a component of "Total revenue, net" within the condensed consolidated statements of operations.
Prior to the adoption of the fair value method, MSRs were amortized in proportion to the estimated future net servicing revenue, and periodically evaluated for impairment. For this purpose, the Company stratified its MSRs based on the interest rate of the underlying loans. The Company recorded a valuation allowance when the fair value of the mortgage servicing asset strata was less than its amortized book value. Valuation allowances were recorded as a temporary impairment to the affected strata effectively reducing recorded MSRs and incurring a charge to operations. When a mortgage prepaid, the Company permanently reduced the associated MSR in the period of prepayment with a charge to operations.
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
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and various state and local jurisdictions. The tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgements about how to interpret and apply complex tax laws to numerous transactions and business events, as well as make judgements regarding the timing of when certain items may affect taxable income.

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
Tax Receivable Agreement

In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction.
Related Party Transactions
The Company enters into various transactions with related parties. See Note 14 – Related Party Transactions for additional information.
Public and Private Warrants

As part of Gores Holdings IV, Inc.'s initial public offering ("IPO") in January 2020, Gores Holdings IV, Inc. issued to third party investors 42.5 million units, consisting of one share of Class A common stock of Gores Holdings IV, Inc. and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Gores Holdings IV, Inc. completed the private sale of 5.25 million warrants to Gores Holdings IV, Inc.'s sponsor at a purchase price of $2.00 per warrant (the “Private Warrants”). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Upon closing of the business combination transaction, the Company had 10,624,987 Public Warrants and 5,250,000 Private Warrants outstanding.

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

The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and as of June 30, 2021 (recorded within "Accounts payable and accrued expenses"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other income/expense") for the period ended June 30, 2021.
Loans Eligible for Repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to the Company, the previously sold assets are required to be re-recognized on the consolidated balance sheets. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs. At June 30, 2021 and December 31, 2020, the Company had recorded the Ginnie Mae pool loans as part of "Mortgage loans at fair value" totaling $453.1 million and $451.1 million, respectively, with related purchase liabilities equal to the gross amount of the loan recorded in "Accounts payable and accrued expenses" on the condensed consolidated balance sheets. At June 30, 2021 and December 31, 2020, the fair values of the Ginnie Mae pool loans were $449.4 million and $448.5 million, reflecting fair value adjustments of $3.7 million and $2.6 million, respectively.

Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. The Company's Compensation Committee approved, effective April 2, 2021, the issuance of 3.2 million restricted stock units to the Company's team members. The restricted stock units had a grant date fair value of approximately $25.2 million. The restricted stock units vest over three years, 33% on each of February 1, 2022 and 2023 and 34% on February 1, 2024. In addition, the Compensation Committee approved the issuance of 1,000 RSUs to each of the Company's four non-employee directors which were fully vested upon issuance. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the condensed consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and the Company may elect certain practical expedients as reference rate activities occur. The Company will evaluate its debt and other applicable contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed. The Company does not anticipate this will have a material impact on our condensed consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which is intended to clarify or correct the unintended application of the Codification of accounting guidance for a wide variety of topics. The Company adopted this ASU on January 1, 2021, with no material effect on the Company's condensed consolidated financial statements and related disclosures.
NOTE 2 – MORTGAGE LOANS AT FAIR VALUE
The table below includes the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option has been elected for mortgage loans, as this accounting treatment best reflects the economic consequences of the Company’s mortgage origination and related hedging and risk management activities. The difference between the UPB and estimated fair value is made up of the premiums paid on mortgage loans, as well as the fair value adjustment as of the balance sheet date. The change in fair value adjustment is recorded in the “Loan production income” line item of the condensed consolidated statements of operations.

(In thousands)	June 30, 2021	December 31, 2020
Mortgage loans, unpaid principal balance	$12,157,783	$7,620,014
Premiums paid on mortgage loans	148,252	101,949
Fair value adjustment	98,077	194,552
Mortgage loans at fair value	$12,404,112	$7,916,515
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments ("IRLCs") to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 87% and 92%, as of June 30, 2021 and December 31, 2020, respectively. The Company primarily uses forward mortgage backed security contracts, which are known as forward loan sale commitments ("FLSCs"), to economically hedge the IRLCs.

The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	June 30, 2021				December 31, 2020
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$62,566	$5,967	$18,532,375	(a)	$60,248	$670	$10,594,329	(a)
FLSCs	12,872	76,584	28,942,633		824	65,567	16,602,739
Total	$75,438	$82,551			$61,072	$66,237
(a)Adjusted for pullthrough rates of 87% and 92%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	June 30, 2021	December 31, 2020
Investor receivables	$121,296	$100,478
Servicing fees	73,900	55,838
Servicing advances	56,647	60,053
Due from title companies	38,992	33,663
Warehouse bank receivable	23,125	3,642
Pair-offs receivable	8,282	438
Other receivables	23	28
Provision for current expected credit losses	(4,807)	(540)
Total Accounts Receivable, Net	$317,458	$253,600
The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized on the condensed consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company has elected the fair value option as of January 1, 2021 for all current classes of its MSRs. The Company determined its classes of MSRs based on how the Company manages risk. Subsequent to electing the fair value option, the Company's MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources.
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

The following table summarizes changes in the MSR assets for the three and six months ended June 30, 2021 (in thousands):

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Balance, at December 31, 2020 under amortization method		$1,756,864
Cumulative effect of adopting fair value method		3,440
Fair value, beginning of period	$2,300,434	$1,760,304
Capitalization of mortgage servicing rights	581,226	1,180,615
Changes in fair value:
Due to changes in valuation inputs or assumptions	(38,035)	159,767
Due to collection/realization of cash flows/other	(181,069)	(438,130)
Total changes in fair value	(219,104)	(278,363)
Fair value, end of period	$2,662,556	$2,662,556

Prior to the election of the fair value option on January 1, 2021, the Company accounted for MSRs based on the lower cost or market using the amortization method. The following table summarizes changes to the MSR assets for the three and six months ended June 30, 2020 under the amortization method (in thousands):

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Balance, beginning of period	$721,202	$731,353
Capitalization of mortgage servicing rights	303,862	767,693
Amortization	(61,078)	(100,288)
Loans paid in full	(34,666)	(71,832)
Sales	(30,757)	(285,986)
Recovery/(Impairment)	25,697	(116,680)
Balance, end of period	$924,260	$924,260
The following table summarizes the loan servicing income recognized during the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Contractual servicing fees	$143,947	$61,393	$266,253	$110,513
Late, ancillary and other fees	1,331	663	2,814	1,640
Loan servicing income	$145,278	$62,056	$269,067	$112,153
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021			December 31, 2020
Discount rates	9.0%	—	14.5%	9.0%	—	14.5%
Annual prepayment speeds	8.2%	—	43.6%	8.8%	—	42.2%
Cost of servicing	$75	—	$137	$75	—	$126

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in fair values as follows at June 30, 2021 and December 31, 2020, respectively, (in thousands):

	June 30, 2021	December 31, 2020
Discount rate:
+ 10% adverse change – effect on value	$(86,955)	$(56,889)
+ 20% adverse change – effect on value	(167,970)	(110,040)
Prepayment speeds:
+ 10% adverse change – effect on value	$(116,098)	$(87,752)
+ 20% adverse change – effect on value	(224,225)	(169,230)
Cost of servicing:
+ 10% adverse change – effect on value	$(30,350)	$(21,643)
+ 20% adverse change – effect on value	(60,700)	(43,285)
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
NOTE 6 – OTHER ASSETS
The following summarizes other assets (in thousands):

	June 30, 2021	December 31, 2020
Prepaid insurance	$25,063	$35,230
Prepaid IT service and maintenance	22,143	19,827
Commitment fees	783	641
Deposits	219	31
Other	8,799	2,260
Total other assets	$57,007	$57,989

NOTE 7 – WAREHOUSE LINES OF CREDIT
The Company had the following warehouse lines of credit with financial institutions as of June 30, 2021 and December 31, 2020, respectively, (in thousands):

Warehouse Lines of Credit [1]	Expiration Date	June 30, 2021	December 31, 2020
Master Repurchase Agreement ("MRA") Funding:
$400 Million	6/23/2021	$—	$287,073
$2 Billion[2]	7/1/2021	4,236	499,841
$750 Million	9/7/2021	512,341	209,138
$150 Million	9/19/2021	—	112,429
$400 Million	9/23/2021	341,372	248,947
$4 Billion	10/29/2021	3,913,236	1,685,138
$250 Million	11/16/2021	216,464	249,006
$250 Million	12/23/2021	140,817	86,928
$500 Million	12/28/2021	407,046	365,577
$1 Billion	1/10/2022	884,839	769,510
$3 Billion	2/23/2022	1,949,239	1,344,851
$500 Million	3/4/2022	318,599	666,891
$150 Million	5/24/2022	143,178	140,237
$200 Million	7/6/2022	181,159	198,705
$1 Billion	4/23/2023	595,554	—
$2 Billion	5/26/2023	1,640,971	1,179
Early Funding:
$250 Million (ASAP + - see below)	No expiration	162	75,947
$150 Million (gestation line - see below)	No expiration	—	—
All interest rates are variable based on a spread to the one-month LIBOR rate.		$11,249,213	$6,941,397
1 An aggregate of $2.0 billion of these line amounts is committed as of June 30, 2021.
2 This warehouse line of credit agreement expired pursuant to its terms on July 1, 2021.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2021, the amount outstanding through the ASAP+ program was approximately $162,000 and no amounts were outstanding under the EF program.
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
The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date, but can be terminated by either party upon written notice. As of June 30, 2021, no amount was outstanding under this line.
Subsequent to June 30, 2021, the Company temporarily increased its warehouse funding capacity by $3.8 billion through various dates in August 2021 to allow the Company to take advantage of the FHFA's announcement of the elimination, for loan deliveries effective August 1, 2021, of the 50 basis point adverse market refinance fee.
As of June 30, 2021, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all debt covenants as of June 30, 2021.

NOTE 8 – SENIOR NOTES
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Balance at June 30, 2021	Outstanding Balance at December 31, 2020
2020 Senior unsecured notes(1)	11/15/2025	5.50%	$800,000	$800,000
2021 Senior unsecured notes(2)	04/15/2029	5.50%	700,000	—
Total Unsecured Senior Notes			$1,500,000	$800,000

Weighted average interest rate			5.50%	5.50%
(1) Unamortized debt issuance costs and discounts are presented net against the 2020 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $9.6 million and $10.7 million as of June 30, 2021 and December 31, 2020, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2021 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $6.8 million as of June 30, 2021.
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2020 Senior Notes”). The 2020 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2020 Senior Notes is due semi-annually on May 15 and November 15 of each year, beginning on May 15, 2021.
On or after November 15, 2022, the Company may, at its option, redeem the 2020 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: November 15, 2022 at 102.750%; November 15, 2023 at 101.375%; or November 15, 2024 until maturity at 100%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to November 15, 2022, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2020 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem the 2020 Senior Notes prior to November 15, 2022 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.
On April 7, 2021, the Company's consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2021 Senior Notes is due semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021.
On or after April 15, 2024, the Company may, at its option, redeem the 2021 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: April 15, 2024 at 102.750%; April 15, 2025 at 101.375%; or April 15, 2026 until maturity at 100%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to April 15, 2024, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem the 2021 Senior Notes prior to April 15, 2024 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.
The indentures governing the 2020 and 2021 Senior Notes contain customary terms and restrictions, subject to a number of exceptions and qualifications. We were in compliance with the terms of the indentures as of June 30, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within accounts payable and accrued expenses, as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $25.4 million and $18.6 million of loans during the three months ended June 30, 2021 and 2020, respectively, and $66.9 million and $24.5 million of loans during the six months ended June 30, 2021 and 2020, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$69,297	$49,215	$69,542	$46,322
Reserve charged to operations	11,843	7,327	21,661	14,716
Losses realized, net	(3,070)	(3,246)	(13,133)	(7,742)
Balance, end of period	$78,070	$53,296	$78,070	$53,296
Commitments to Originate Loans
As of June 30, 2021, the Company had agreed to extend credit to potential borrowers for approximately $26.5 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

NOTE 10 – VARIABLE INTEREST ENTITIES
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
The Company's relationship with Holdings LLC results in no recourse to the general credit of the Company. Holdings LLC and its consolidated subsidiaries represents the Company's sole investment. The Company shares in the income and losses of Holdings LLC in direct proportion to the Company's ownership interest. Further, the Company has no contractual requirement to provide financial support to Holdings LLC.
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its subsidiaries as of and for the three-month and six-month periods ended June 30, 2021.

NOTE 11 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of June 30, 2021:

	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	102,318,776	6.38%
SFS Corp. ownership of Class B Common Units	1,502,069,787	93.62%
Balance at end of period	1,604,388,563	100.00%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of June 30, 2021, SFS Corp. has not exchanged any Stapled Interests.
During the three months ended June 30, 2021, the Company issued 5,170 shares of Class A common stock under its stock-based compensation plan and repurchased and retired 790,599 shares of Class A common stock, pursuant to the Board's authorization of the share repurchase program on May 9, 2021. This resulted in an equivalent net reduction in the number of Class A Common Units of Holdings LLC held by the Company, and a remeasurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

NOTE 12 – REGULATORY NET WORTH REQUIREMENTS
Certain secondary market agencies and state regulators require UWM to maintain minimum net worth and capital requirements to remain in good standing with the agencies. Noncompliance with an agency’s requirements can result in such agency taking various remedial actions up to and including terminating UWM’s ability to sell loans to and service loans on behalf of the respective agency.
In accordance with the regulatory requirements of HUD, governing non-supervised, direct endorsement mortgagees, UWM is required to maintain a minimum net worth (as defined by HUD) of $2.5 million. At June 30, 2021, UWM exceeded the regulatory net worth requirement and had a net worth (as defined by HUD) of $2.8 billion.
UWM is required to maintain a minimum net worth, minimum capital ratio and minimum liquidity requirements established by Ginnie Mae, Freddie Mac and Fannie Mae. As of June 30, 2021, the most restrictive of the these requirements require UWM to maintain a minimum net worth of $652.9 million, liquidity of $88.7 million and a minimum capital ratio of 6%. At June 30, 2021, UWM exceeded all of these requirements for all three of these entities.

NOTE 13 – FAIR VALUE MEASUREMENTS
Fair value is defined under U.S. GAAP as the price that would be received if an asset were sold or the price that would be paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Required disclosures include classification of fair value measurements within a three-level hierarchy (Level 1, Level 2 and Level 3). Classification of a fair value measurement within the hierarchy is dependent on the classification and significance of the inputs used to determine the fair value measurement. Observable inputs are those that are observed, implied from, or corroborated with externally available market information. Unobservable inputs represent the Company’s estimates of market participants’ assumptions.
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
Level 3—Valuation is based on the Company’s or others’ models using significant unobservable assumptions at the measurement date that a market participant would use.
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2021 or December 31, 2020.

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

Public and Private Warrants: The fair value of Public Warrants is based on the price of trades of these securities in active markets and therefore categorized as Level 1. The fair value of the Private Warrants is based on observable market data and therefore categorized as Level 2.

Financial Instruments - Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$12,404,112	$—	$12,404,112
IRLCs	—	—	62,566	62,566
FLSCs	—	12,872	—	12,872
Mortgage servicing rights	—	—	2,662,556	2,662,556
Total assets	$—	$12,416,984	$2,725,122	$15,142,106
Liabilities:
IRLCs	$—	$—	$5,967	$5,967
FLSCs	—	76,584	—	76,584
Public and Private Warrants	18,914	7,814	—	26,728
Total liabilities	$18,914	$84,398	$5,967	$109,279

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,916,515	$—	$7,916,515
IRLCs	—	—	60,248	60,248
FLSCs	—	824	—	824
Total assets	$—	$7,917,339	$60,248	$7,977,587
Liabilities:
IRLCs	$—	$—	$670	$670
FLSCs	—	65,567	—	65,567
Total liabilities	$—	$65,567	$670	$66,237
The following table present quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	June 30, 2021	December 31, 2020
Pullthrough rate (weighted avg)	87%	92%

    Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and six months ended June 30, 2021.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands).

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2020 Senior Notes, due 11/15/25	$790,418	$828,808	$789,323	$841,300
2021 Senior Notes, due 4/15/29	693,169	701,750	—	—
The fair value of the 2020 and 2021 Senior Notes was estimated using Level 2 inputs, including observable trading information in inactive markets.
Due to their nature and respective terms (including the variable interest rates on warehouse and operating lines of credit), the carrying value of cash and cash equivalents, receivables, payables, notes payable and warehouse and operating lines of credit approximate their fair value as of June 30, 2021 and December 31, 2020, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS
The Company has engaged in the following significant related party transactions in the three and six months ended June 30, 2021 and 2020:
•The Company’s corporate campus is located in buildings and on land that are owned by entities controlled by the Company’s founder and its CEO and leased by the Company from these entities;
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
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company.
For the three months ended June 30, 2021 and 2020, the Company incurred approximately $4.3 million and $3.3 million, respectively, in operating expenses with various companies related through common ownership. The Company incurred expenses of approximately $3.7 million in rent and other occupancy related expenses, $0.2 million in legal fees and $0.4 million in other general and administrative expenses for the three months ended June 30, 2021. The Company incurred expenses of approximately $3.0 million in rent and other occupancy related expenses, $0.2 million in legal fees, $0.1 million primarily related to direct origination costs and $15,000 in other general and administrative expenses for the three months ended June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Company incurred approximately $8.5 million and $6.7 million, respectively, in operating expenses with various companies related through common ownership. The Company incurred expenses of approximately $7.6 million in rent and other occupancy related expenses, $0.3 million in legal fees, $0.1 million primarily related to direct origination costs and $0.4 million in other general and administrative expenses for the six months ended June 30, 2021. The Company incurred expenses of approximately $6.1 million in rent and other occupancy related expenses, $0.3 million in legal fees, $0.2 million primarily related to direct origination costs and $30,000 in other general and administrative expenses for the six months ended June 30, 2020.

NOTE 15 – INCOME TAXES
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure, under which the net income attributable to the non-controlling interest is not subject to tax. Prior to the completion of the transaction contemplated by the Business Combination Agreement, UWM was owned by SFS Corp. which elected S corporation status for federal income tax purposes. When owned by SFS Corp., UWM was treated as a disregarded entity for federal, and most applicable state and local income tax purposes. The shareholders of SFS Corp., as shareholders of an S corporation, are responsible for the federal and most applicable state and local income tax liabilities. A provision for state income taxes is required for certain jurisdictions where UWM is taxed as a C Corporation.
Following the closing of the Business Combination Agreement, UWM is treated as single member LLC owned by Holdings LLC. As a single member LLC, all taxable income or loss generated by UWM will pass through and be included in the income or loss of Holdings LLC. As a partnership, Holdings LLC is not subject to U.S. federal or most state and local incomes taxes. Any taxable income or loss generated by Holdings LLC after the Company’s acquisition of its portion of Holdings LLC is passed through and included in the taxable income or loss of its members, including the Company, in accordance with the terms of the Holdings LLC Agreement. The Company is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its attributable share of any taxable income of Holdings LLC.
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
For the three and six months ended June 30, 2021 the Company’s effective tax rate was 1.04% and 1.42%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation for year to date includes income only from January 21, 2021 to June 30, 2021, which represents the period in which the Company had an ownership interest in Holdings LLC.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As of June 30, 2021, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the three and six months ended June 30, 2021. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws. Both 2019 and 2020 remain open under applicable statute of limitations with relevant taxing authorities.

NOTE 16 – STOCK-BASED COMPENSATION
Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards. There are currently only RSUs granted under the 2020 Plan, which were granted at the beginning of the three-month period ended June 30, 2021. During the three-month period ended June 30, 2021, the Company granted RSUs to all team members that were active employees as of January 21, 2021 and fully-vested RSUs to each of its non-employee directors.
The following is a summary of RSU activity for the three months ended June 30, 2021.

	For the three months ended June 30, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	—	$—
Granted	3,193,420	7.75
Vested [1]	(5,170)	7.75
Forfeited	(112,005)	7.75
Unvested - end of period	3,076,245
1 Comprised of 4,000 shares granted to independent members of the board of directors that immeditately vested on the date of grant, and 1,170 RSUs that vested in the second quarter of 2021 pursuant to the terms of the 2020 Plan.
Stock-based compensation expense recognized for the three months ended June 30, 2021 was $2.3 million. As of June 30, 2021, there was $21.6 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 2.7 years.

NOTE 17 – EARNINGS PER SHARE
As of June 30, 2021, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.

Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 11, Non-Controlling Interests for a description of the Stapled Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
Prior to the business combination transaction with the Company, UWM's ownership structure included equity interests held solely by SFS Corp. The Company analyzed the calculation of earnings per unit for periods prior to the business combination transaction and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2020. The basic and diluted earnings per share period for the six months ended June 30, 2021 represents only the period from January 21, 2021 to June 30, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of June 30, 2021.
The following table sets for the calculation of the basic and diluted earnings per share for the periods following the business combination transaction for the Company's Class A common stock (in thousands, except shares and per share amounts):

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Net income	$138,712	$998,717
Net income attributable to non-controlling interests	130,448	942,468
Net income attributable to UWMC	8,264	56,249
Numerator:
Net income attributable to Class A common shareholders	$8,264	$56,249
Net income attributable to Class A common shareholders - diluted	$106,824	$630,992
Denominator:
Weighted average shares of Class A common stock outstanding - basic	102,760,823	102,908,906
Weighted average shares of Class A common stock outstanding - diluted	1,605,067,478	1,605,215,562
Earnings per share of Class A common stock outstanding - basic	$0.08	$0.55
Earnings per share of Class A common stock outstanding - diluted	$0.07	$0.39
Immediately following the closing of the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. For purposes of calculating diluted earnings per share, it was assumed that all Class D common stock was exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive. Under the if-converted method, all of the Company's net income for the period from January 21, 2021 through June 30, 2021 is attributable to Class A common shareholders. The net income under the if-converted method is tax effected using a blended statutory rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the second quarter of 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been included in the calculations of diluted earnings per share for the three and six months ended June 30, 2021 using the treasury stock method and the impact was immaterial.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company entered into an amendment to a related party lease agreement to lease additional land for its corporate campus which was acquired by an entity controlled by the Company’s CEO over a term of 15 years for total undiscounted lease payments of approximately $349,000.
Subsequent to June 30, 2021, the Company's Board of Directors declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on October 6, 2021 (the “Dividend Payment Date”) to stockholders of record at the close of business on September 10, 2021. On or before the Dividend Payment Date, the Board, in its capacity as the Manager of Holdings LLC and pursuant to its authority under the Holdings LLC Amended and Restated Operating Agreement, will determine whether to (a) make distributions from Holdings LLC to only UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of the Company or (b) make proportional and simultaneous distributions from Holdings LLC to both UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

Subsequent to June 30, 2021, the Company repurchased an additional 1.5 million shares of Class A common stock for approximately $11.5 million pursuant to the share repurchase plan authorized by the Company's Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and UWM's audited financial statements included in Amendment No. 2 of the Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on March 22, 2021.

Business Overview

On January 21, 2021, we consummated the Business Combination Agreement (the "Business Combination Agreement") by and among us, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC, a Michigan limited liability company (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company (“Holdings LLC” and, together with UWM, the “UWM Entities”). Upon completion of the business combination transaction, UWM became our indirect subsidiary and our accounting predecessor.

    We are the second largest direct residential mortgage lender and the largest wholesale mortgage lender in the United States, originating mortgage loans exclusively through the wholesale channel. With approximately 9,000 team members and a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage advisor community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last six years including the year ended December 31, 2020, we have been the largest wholesale mortgage lender in the United States by closed loan volume, with approximately 34% market share of the wholesale channel as of December 31, 2020.

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE-conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. During the second quarter of 2021, we began selling pools of originated mortgage loans through private label securitization transactions. The mortgage origination process generally begins with a borrower entering into an IRLC with us pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time, with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced (TBA) market. When the mortgage loan is closed, we fund the loan with approximately 2-3% of our own funds and the remainder with funds drawn under one of our warehouse facilities. At that point, the mortgage loan is “owned” by our warehouse facility lender and is subject to our repurchase right. When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions, we repurchase such loans from our warehouse lender and sell the pool of mortgage loans into the secondary market, but retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Our unique model of complete alignment with our clients and superior customer service arising from our investments in people and technology has driven demand for our services from our clients. This has resulted in significant increases in our loan origination volume.

Factors Affecting Comparability

On January 1, 2021, the Company elected to adopt the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Management believes that the fair value method more directly reports the current expected benefits and obligations of the Company's servicing rights. The adoption of the fair value method for a particular class of servicing assets is irrevocable. Prior to January 1, 2021, the Company measured its servicing assets and liabilities after initial recognition using the amortized cost method. This change in accounting resulted in a $3.4 million increase to retained earnings and the MSR asset as of January 1, 2021. Subsequent to the adoption of the fair value method for MSRs, changes in fair value of MSRs are reported as a component of "Total revenue, net" within the condensed consolidated statements of operations.

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

Components of Revenue

We generate revenue from the following three components of the loan origination business: (i) loan production income, (ii) loan servicing income, and (iii) interest income. As discussed above, effective January 1, 2021 we made an election to account for all classes of our MSRs using the fair value method. Under this new accounting policy for MSRs, the change in fair value of MSRs is reported as part of total revenue, net, and MSRs are no longer amortized and subject to periodic impairment testing.

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
•    the change in fair value of IRLCs, FLSCs and recorded loans on the balance sheet, due to changes in estimated fair value, driven primarily by interest rates but also influenced by other assumptions; and
•capitalization of MSRs, representing the estimated fair value of newly originated MSRs when loans are sold and the associated servicing rights are retained.

Compensation earned by our Independent Mortgage Advisors is included in the cost of the loans we originate, and therefore netted within loan production income.

Loan servicing income. Loan servicing income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing income is recorded upon collection of payments from borrowers.

Interest income. Interest income represents interest earned on mortgage loans at fair value.

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

Second Quarter 2021 Summary

For the three months ended June 30, 2021, we originated $59.2 billion in residential mortgage loans, which was an increase of $28.1 billion, or 90%, from the three months ended June 30, 2020. We generated $138.7 million of net income during the three months ended June 30, 2021, which was a decrease of $400.8 million, or 74%, compared to net income of $539.5 million for the three months ended June 30, 2020. Adjusted EBITDA for the three months ended June 30, 2021 was

$209.7 million as compared to $532.0 million for the three months ended June 30, 2020. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate adjusted EBITDA.

For the six months ended June 30, 2021, we originated $108.3 billion in residential mortgage loans, which was an increase of $34.7 billion, or 47%, from the six months ended June 30, 2020. We generated $998.7 million of net income during the six months ended June 30, 2021, which was an increase of $438.9 million, or 78%, compared to net income of $559.8 million for the six months ended June 30, 2020. Adjusted EBITDA for the six months ended June 30, 2021 was $921.1 million as compared to $705.7 million for the six months ended June 30, 2020. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate adjusted EBITDA.

Non-GAAP Financial Measures

    To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted EBITDA as a non-GAAP measure, which our management believes provides useful information on our performance to investors. These measures are not a measurement of our financial performance under GAAP and it may not be comparable to a similarly titled measure reported by other companies. Adjusted EBITDA has limitations as an analytical tool and it should not be considered in isolation or as an alternative to revenue, net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

    We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization of premises and equipment, stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions (for periods subsequent to the election of the fair value method accounting for MSRs - see Note 1 to the condensed consolidated interim financial statements), and the impairment or recovery of MSRs (for periods prior to the election of the fair value method of accounting for MSRs), the impact of non-cash deferred compensation expense, and the change in fair value of Public and Private Warrants. We exclude the change in fair value of Public and Private Warrants and the change in fair value of MSRs due to valuation inputs or assumptions, or impairment or recovery of MSRs prior to the election of the fair value method of accounting for MSRs, as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income	$138,712	$539,487	$998,717	$559,836
Interest expense on non-funding debt	22,292	5,472	38,635	11,766
Provision for income taxes	1,462	750	14,348	750
Depreciation and amortization	8,353	2,676	15,642	5,321
Stock-based compensation expense	2,327	—	2,327	—
Change in fair value of MSRs due to valuation inputs or assumptions (1)	38,035	—	(159,767)	—
(Recovery)/Impairment of MSRs (2)	—	(25,697)	—	116,680
Deferred compensation, net(3)	—	9,300	30,000	11,300
Change in fair value of Public and Private Warrants (4)	(1,530)	—	(18,834)	—
Adjusted EBITDA	$209,651	$531,988	$921,068	$705,653

(1)Reflects the change in fair value due to changes in valuation inputs or assumptions, including discount rates and prepayment speed assumptions, primarily due to changes in market interest rates. Refer to Note 5 - Mortgage Servicing Rights.
(2)Reflects temporary impairments recorded as a valuation allowance against the value of MSRs, and corresponding subsequent recoveries.
(3)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(4)Reflects the decrease in the fair value of the Public and Private Warrants.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Summary of Operations

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2021	2020	2021	2020
Revenue
Loan production income	$479,274	$755,967	$1,553,939	$1,160,181
Loan servicing income	145,278	62,056	269,067	112,153
Change in fair value of mortgage servicing rights	(219,104)	—	(278,363)	—
Gain (loss) on sale of mortgage servicing rights	10	(15,275)	4,773	(65,497)
Interest income	79,194	27,900	125,106	79,267
Total revenue, net	484,652	830,648	1,674,522	1,286,104
Expenses
Salaries, commissions and benefits	172,951	134,749	386,012	256,533
Direct loan production costs	15,518	10,625	28,680	23,179
Marketing, travel, and entertainment	11,330	2,820	21,825	10,254
Depreciation and amortization	8,353	2,676	15,642	5,321
Servicing costs	23,067	12,644	43,575	25,966
Amortization, impairment and pay-offs of mortgage servicing rights	—	70,046	—	288,800
General and administrative	42,116	26,826	58,894	42,402
Interest expense	72,673	30,025	125,663	73,063
Other (income)/expense	(1,530)	—	(18,834)	—
Total expenses	344,478	290,411	661,457	725,518
Earnings before income taxes	140,174	540,237	1,013,065	560,586
Provision for income taxes	1,462	750	14,348	750
Net income	138,712	539,487	998,717	559,836
Net income attributable to non-controlling interest	130,448	N/A	942,468	N/A
Net income attributable to UWM Holdings Corporation	$8,264	N/A	$56,249	N/A

Loan production income

The table below provides details of the characteristics of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2021	2020	2021	2020
Loan origination volume by type
Conventional conforming	$47,582,473	$27,481,373	$91,516,744	$57,750,069
FHA/VA/USDA	5,739,370	3,467,099	10,880,628	14,353,777
Non-agency	5,888,904	189,089	5,907,614	1,475,442
Total loan origination volume	$59,210,747	$31,137,561	$108,304,986	$73,579,288
Portfolio metrics
Average loan amount	353	326	335	328
Weighted average loan-to-value ratio	71.78%	70.34%	70.87%	73.76%
Weighted average credit score	752	759	754	751
Weighted average note rate	2.98%	3.17%	2.87%	3.39%
Percentage of loans sold
To GSEs	87%	99%	93%	97%
To other counterparties	13%	1%	7%	3%
Servicing-retained	100%	100%	100%	99%
Servicing-released	—%	—%	—%	1%

The components of loan production income for the periods presented were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2021	2020	2021	2020
Primary gain (loss)	$(211,694)	$377,458	$160,991	$216,473
Loan origination fees	121,585	81,973	233,994	190,731
Provision for representation and warranty obligations	(11,843)	(7,326)	(21,661)	(14,716)
Capitalization of MSRs	581,226	303,862	1,180,615	767,693
Loan production income	$479,274	$755,967	$1,553,939	$1,160,181

    Loan production income was $479.3 million for the three months ended June 30, 2021, a decrease of $276.7 million, or 37%, as compared to $756.0 million for the three months ended June 30, 2020. The decrease in loan production income was primarily driven by a decrease of 162 basis points in gain margin year over year, from 243 basis points in the second quarter of 2020 to 81 basis points in the second quarter of 2021. The decrease in gain margin was due to a decline in the primary/secondary mortgage interest rate spread, driven by a rising interest rate environment in the second quarter of 2021 and increased marketplace competition. The effects of the decrease in gain margin was partially offset by an increase in MSR capitalization, as well as an increase of $28.1 billion, or 90% in loan production volume, which was $59.2 billion during second quarter 2021 as compared to $31.1 billion during second quarter 2020.

Loan production income was $1,553.9 million for the six months ended June 30, 2021, an increase of $393.8 million, or 34%, as compared to $1,160.2 million for the six months ended June 30, 2020. The increase in loan production income was primarily due to increased mortgage loan origination volume of $34.7 billion, or 47%, (from $73.6 billion to $108.3 billion) during the six months ended June 30, 2021, as compared to the same period in 2020. The increased production was partially offset by a decrease of 15 basis points in gain margin, from 158 basis points during the six months ended June 30, 2020 to 143 basis points for the same period in 2021. The decrease in gain margin was as a result of the same factors mention in the three months analysis above.

Loan servicing income
The table below summarizes loan servicing income for each of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2021	2020	2021	2020
Contractual servicing fees	$143,947	$61,393	$266,253	$110,513
Late, ancillary and other fees	1,331	663	2,814	1,640
Loan servicing income	$145,278	$62,056	$269,067	$112,153

Loan servicing income was $145.3 million for the three months ended June 30, 2021, an increase of $83.2 million, or 134%, as compared to the three months ended June 30, 2020. The increase in loan servicing income was primarily driven by the growing servicing portfolio size as a result of the additional origination volume.

Loan servicing income was $269.1 million for the six months ended June 30, 2021, an increase of $156.9 million, or 140%, as compared to the six months ended June 30, 2020. The increase in loan servicing income during the six months ended June 30, 2021 was driven by the growing portfolio size as a result of the additional origination volume.

    For the periods presented, our loan servicing portfolio consisted of the following:

($ in thousands)	June 30, 2021	December 31, 2020
UPB of loans serviced	260,514,602	188,268,883
Number of MSR loans serviced	837,347	606,688
Average MSR delinquency count (60+ days) as % of total	1.19%	1.93%
Weighted average note rate	2.97%	3.13%
Weighted average service fee	0.2674%	0.2738%

Change in Fair Value of Mortgage Servicing Rights

Effective January 1, 2021, the Company adopted the fair value method of accounting for mortgage servicing rights. In connection with this accounting change, the Company recorded an approximate $3.4 million increase to MSR assets and retained earnings as of January 1, 2021. During the second quarter of 2021, the fair value of MSR assets declined by approximately $219.1 million which was attributable to declines of approximately $181.1 million due to realization of cash flows and decay (including loans paid in full), and approximately $38.0 million as a result of changes in valuation assumptions, primarily changes in interest rates. During the six months ended June 30, 2021, the fair value of MSR assets declined by approximately $278.4 million, which was attributable to a decline of approximately $438.1 million due to realization of cash flows and decay (including loans paid in full), offset by an increase of approximately $159.8 million as a result of changes in valuation inputs or assumptions, primarily changes in interest rates.

Gain (loss) on sale of mortgage servicing rights

    The Company recognized a loss on sale of MSRs of $(15.3) million for the three months ended June 30, 2020, due to decreasing interest rates that reduced the amount a buyer was willing to pay for MSRs.

Gain on sale of MSRs was $4.8 million for the six months ended June 30, 2021, compared to a loss on sale of MSRs of $(65.5) million for the six months ended June 30, 2020. The gain in the six months ended June 30, 2021 was due to the release of a hold-back reserve from sales that occurred in 2020. The loss in the six months ended June 30, 2020 was due to decreasing interest rates that reduced the amount a buyer was willing to pay for MSR.

Interest income

    Interest income was $79.2 million for the three months ended June 30, 2021, an increase of $51.3 million, or 184%, as compared to $27.9 million for the three months ended June 30, 2020. The increase was primarily driven by increased volume and longer hold periods on loans produced.

Interest income was $125.1 million for the six months ended June 30, 2021, an increase of $45.8 million, or 58%, as compared to $79.3 million for the six months ended June 30, 2020. The increase was primarily driven by the same factors as mentioned in the three month discussion above.

Expenses

    Expenses for the periods presented were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Salaries, commissions and benefits	$172,951	$134,749	$386,012	$256,533
Direct loan production costs	15,518	10,625	28,680	23,179
Marketing, travel, and entertainment	11,330	2,820	21,825	10,254
Depreciation and amortization	8,353	2,676	15,642	5,321
Servicing costs	23,067	12,644	43,575	25,966
Amortization, impairment and pay-offs of mortgage servicing rights	—	70,046	—	288,800
General and administrative	42,116	26,826	58,894	42,402
Interest expense	72,673	30,025	125,663	73,063
Other (income)/expense	(1,530)	—	(18,834)	—
Total expenses	$344,478	$290,411	$661,457	$725,518

Total expenses

    Total expenses were $344.5 million for the three months ended June 30, 2021, an increase of $54.1 million, or 19%, as compared to $290.4 million for the three months ended June 30, 2020. Effective January 1, 2021, we made an election to account for all classes of MSRs using the fair value method. Under this new accounting policy for MSRs, the change in fair value of MSRs is reported as part of total revenue, net, and MSRs are no longer amortized and subject to periodic impairment testing. Therefore, there is no similar amount recorded for the amortization, impairment and pay-offs of MSRs for the second quarter of 2021, compared to amortization, impairment and pay-offs of MSRs of $70.0 million in the second quarter of 2020.

Excluding the $70.0 million of amortization, impairment and pay-offs of MSRs in 2020, total expenses increased by $124.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase in salaries, commissions and benefits of $38.2 million, or 28%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily resulting from an increase in headcount to support the increased loan volume, as well as overall Company growth. Headcount increased by approximately 3,100 team members from approximately 5,900 at June 30, 2020 to approximately 9,000 at June 30, 2021. In addition, interest expense increased $42.7 million during the three months ended June 30, 2021 compared to the same period in 2020, primarily due to interest expense on the $800.0 million of 2020 Senior Notes issued in November of 2020 and $700.0 million of 2021 Senior Notes issued in April 2021, as well as higher interest expense on warehouse facilities resulting from increased loan production. Servicing costs also increased $10.5 million, from $12.6 million in the second quarter of 2020 to $23.1 million in the second quarter of 2021 due to the increased servicing portfolio.

Total expenses were $661.5 million for the six months ended June 30, 2021, a decrease of $64.1 million, or 9%, as compared to $725.5 million for the six months ended June 30, 2020. As noted above, the fair value accounting election for MSRs was made effective January 1, 2021, and there is no similar amount recorded for the amortization, impairment and pay-offs of MSRs for the first half of 2021, as compared to amortization, impairment and pay-offs of MSRs of $288.8 million for the six months ended June 30, 2020.

Excluding the $288.8 million of amortization, impairment and pay-offs of MSRs in 2020, total expenses increased by $224.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase in salaries, commissions and benefits of $129.5 million, or 50%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to the same factors as mentioned above. Interest expense increased by $52.6 million during the six months ended June 30, 2021 primarily due to the same factors mentioned above. Other (income) expense of $(18.8) million for the six months ended June 30, 2021 represents the decrease in the fair value of the liability for the Public and Private Warrants from the closing date of the business combination transaction through June 30, 2021.

Income Taxes

We recorded a $1.5 million and $14.3 million provision for income taxes during the three and six months ended June 30, 2021, respectively, compared to provision for income taxes of $0.8 million for both the three months and six months ended June 30, 2020. The increase in provision for income taxes year over year was primarily due to the change in the Company's tax status upon completion of the business combination transaction. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation for year to date includes income only from January 21, 2021 to June 30, 2021, which represents the period in which the Company had an ownership interest in Holdings LLC.

Net income

    Net income was $138.7 million for the three months ended June 30, 2021, a decrease of $400.8 million, as compared to $539.5 million for the three months ended June 30, 2020. The decrease was primarily the result of the decrease in total revenues of $346.0 million as well as an increase in total expenses of $54.1 million, as further described above.

Net income was $998.7 million for the six months ended June 30, 2021, an increase of $438.9 million, as compared to $559.8 million for the six months ended June 30, 2020. The increase was primarily the result of the increase in total revenues of $388.4 million and a decrease in total expenses of $64.1 million, as further described above.

Net income attributable to the Company of $8.3 million and $56.2 million for the three and six months ended June 30, 2021, respectively, reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC from January 21, 2021 through June 30, 2021.

Liquidity and Capital Resources

Overview

    Historically, our primary sources of liquidity have included:
•borrowings including under our warehouse facilities and other financing facilities;
•cash flow from operations, including:
◦sale or securitization of loans into the secondary market;
◦loan origination fees;
◦servicing fee income;
◦interest income on mortgage loans; and
◦sales of MSRs.

    Historically, our primary uses of funds have included:
•origination of loans;
•retention of MSRs from our loan sales;
•payment of interest expense;
•payment of operating expenses; and
•distributions to our member.

    We are also subject to contingencies which may have a significant impact on the use of our cash.

    To originate and aggregate loans for sale or securitization into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis primarily through uncommitted and committed warehouse facilities that we have established with large global banks and certain agencies.

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

    When we sell or securitize a pool of loans, the proceeds we receive from the sale or securitization of the loans are used to pay back the amounts we owe on the warehouse facilities. The remaining funds received then become available to be re-advanced to originate additional loans. We are dependent on the cash generated from the sale or securitization of loans to fund future loans and repay borrowings under our warehouse facilities. Delays or failures to sell or securitize loans in the secondary market could have an adverse effect on our liquidity position.

    From a cash flow perspective, the vast majority of cash received from mortgage originations occurs at the point the loans are sold or securitized into the secondary market. The vast majority of servicing fee income relates to the retained servicing fee on the loans, where cash is received monthly over the life of the loan and is a product of the borrowers’ current unpaid principal balance multiplied by the weighted average service fee. For a given mortgage loan, servicing revenue from the retained servicing fee declines over time.

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

    Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls from a majority of our warehouse lenders. When considering the full fair value of the loans, the required decline is even more significant. Typically, we do not receive margin calls on a majority of our warehouse lines. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of June 30, 2021, there were no outstanding exchanges of collateral.

    The amount owed and outstanding on our warehouse facilities fluctuates based on our origination volume, the amount of time it takes us to sell the loans we originate, our cash on hand, and our ability to obtain additional financing. We reserve the right to arrange for the early payment of outstanding loans and advances from time to time. As of June 30, 2021, the self-warehouse amount was insignificant. As we accumulate loans, a significant portion of our total warehouse facilities may be utilized to fund loans.

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of June 30, 2021. Subsequent to June 30, 2021, we temporarily increased our warehouse funding capacity by $3.8 billion through various dates in August 2021 to allow us to take advantage of the FHFA's announcement of the elimination, for loan deliveries effective August 1, 2021, of the 50 basis point adverse market refinance fee.

Facility Type	Collateral	Line Amount as of June 30, 2021[1]	Expiration Date	Total Advanced Against Line as of June 30, 2021 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$2 Billion[2]	7/1/2021	$4,236
Master Repurchase Agreement	Mortgage Loans	$750 Million	9/7/2021	512,341
Master Repurchase Agreement	Mortgage Loans	$150 Million	9/19/2021	—
Master Repurchase Agreement	Mortgage Loans	$400 Million	9/23/2021	341,372
Master Repurchase Agreement	Mortgage Loans	$4 Billion	10/29/2021	3,913,236
Master Repurchase Agreement	Mortgage Loans	$250 Million	11/16/2021	216,464
Master Repurchase Agreement	Mortgage Loans	$250 Million	12/23/2021	140,817
Master Repurchase Agreement	Mortgage Loans	$500 Million	12/28/2021	407,046
Master Repurchase Agreement	Mortgage Loans	$1 Billion	1/10/2022	884,839
Master Repurchase Agreement	Mortgage Loans	$3 Billion	2/23/2022	1,949,239
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/4/2022	318,599
Master Repurchase Agreement	Mortgage Loans	$150 Million	5/24/2022	143,178
Master Repurchase Agreement	Mortgage Loans	$200 Million	7/6/2022	181,159
Master Repurchase Agreement	Mortgage Loans	$1 Billion	4/23/2023	595,554
Master Repurchase Agreement	Mortgage Loans	$2 Billion	5/26/2023	1,640,971
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$250 Million (ASAP+ see below)	No expiration	162
Master Repurchase Agreement	Mortgage Loans	$150 Million (gestation line - see below)	No expiration	—
				$11,249,213
1 An aggregate of $2.0 billion of these line amounts is committed as of June 30, 2021.
2 This warehouse line of credit agreement expired pursuant to its terms on July 1, 2021.

    Early Funding Programs

    We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2021, the amount outstanding through the ASAP+ program was approximately $162,000 and no amounts were outstanding under the EF program.

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

    The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date that can be terminated by either party upon written notice. As of June 30, 2021, no amount was outstanding under this line.

Covenants

    Our warehouse facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of June 30, 2021 and December 31, 2020.
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

    On April 7, 2021 we issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2021 Senior Notes is due semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. We used a portion of the proceeds from the issuance of the 2021 Senior Notes to pay off and terminate the $400.0 million line of credit, effective April 20, 2021, and the remainder for general corporate purposes.

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

The indentures governing the 2020 Senior Notes and the 2021 Senior Notes contain customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of both indentures as of June 30, 2021.

Equipment Note Payable

As of June 30, 2021, we had $2.6 million outstanding under four equipment finance term notes, which are primarily collateralized by computer-related hardware. One of the equipment finance term notes that was outstanding as of December 31, 2020, with a balance of $24.6 million, was paid off and terminated in April 2021.

Finance Leases

As of June 30, 2021, our finance lease liabilities were $61.9 million, $29.6 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from two to fifteen years.

Cash flow data for the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	For the six months ended June 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(4,345,957)	$(220,810)
Net cash (used in) provided by investing activities	(29,565)	237,344
Net cash provided by financing activities	4,199,862	421,420
Net (decrease) increase in cash and cash equivalents	$(175,660)	$437,954
Cash and cash equivalents at the end of the period	1,048,177	571,237

Net cash used in operating activities

    Net cash used in operating activities was $(4.3) billion for the six months ended June 30, 2021 compared to cash used in operating activities of $(220.8) million for the same period in 2020. The increase in cash flows used in operating activities was primarily driven by a higher loan production, lower gain margin and increased capitalization of mortgage servicing rights, offset by increased net earnings for the current year period, adjusted for non-cash items.

Net cash (used in) provided by investing activities

    Net cash used in investing activities was $(29.6) million for the six months ended June 30, 2021 compared to $237.3 million of cash provided by investing activities for the same period in 2020. The decrease in cash flows provided by investing activities was primarily driven by a decrease in proceeds from the sale of MSRs as we strategically decided to retain MSRs during the period.

Net cash provided by financing activities

    Net cash provided by financing activities was $4.2 billion for the six months ended June 30, 2021 compared to cash provided by financing activities of $421.4 million for the same period in 2020. The increase in cash flows provided by financing activities in 2021 was primarily driven by an increase in net borrowings under warehouse lines of credit, net proceeds from the issuance of the 2021 Senior Notes, and the net proceeds from the business combination transaction, partially offset by an increase in dividends and member distributions to SFS Corp. and an increase in net repayments under equipment notes payable and finance lease liabilities.

Financial position at June 30, 2021 compared to December 31, 2020

Total assets increased $5.4 billion from $11.5 billion at December 31, 2020 to $16.8 billion at June 30, 2021. The increase was primarily due to increases of $4.5 billion in mortgage loans at fair value and $905.7 million in MSRs, partially offset by decreases in cash of $175.7 million. The increase in mortgage loans at fair value at June 30, 2021 compared to December 31, 2020 was due to an increase in loan production volume in the second quarter of 2021 compared to the fourth quarter of 2020 and timing of mortgage loan sales as of December 31, 2020 compared to June 30, 2021.

Total liabilities increased $5.0 billion from $9.1 billion at December 31, 2020 to $14.2 billion at June 30, 2021. The increase was primarily attributable to an increase of $4.3 billion in warehouse borrowings due to the increase in mortgage loans at fair value as well as $694.3 million from the issuance of the 2021 Senior Notes.

Total equity was $2.7 billion as of June 30, 2021, an increase of $312.7 million, or 13%, as compared to $2.4 billion as of December 31, 2020. The increase was primarily the result of net income of $998.7 million and net proceeds received from the business combination transaction of $879.1 million, partially offset by member distributions of $1.2 billion and the payment/accrual of distributions and dividends of $321.0 million to SFS Corp. and to the Class A shareholders. In connection with the business combination transaction, a non-controlling interest was established representing SFS Corp.'s approximate 94% economic ownership interest in Holdings LLC. The non-controlling interest was $2.6 billion as of June 30, 2021.

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

    Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Interest rate lock commitments—fixed rate	$18,380,478	$10,594,329
Interest rate lock commitments—variable rate	151,897	—
Commitments to sell loans	5,126,536	480,894
Forward commitments to sell mortgage-backed securities	23,816,097	16,121,845

Off Balance Sheet Arrangements

    As of June 30, 2021, we had sold $1.5 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in July 2021.

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

    We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used June 30, 2021 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of June 30, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	June 30, 2021
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$142,714	$(157,134)
MSRs	(73,678)	70,209
IRLCs	222,582	(254,976)
Total change in assets	$291,618	$(341,901)
Increase (decrease) in liabilities
FLSCs	$(370,275)	$402,351
Total change in liabilities	$(370,275)	$402,351

Credit risk

    We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and six months ended June 30, 2021, our originated loans had a weighted average loan to value ratio of 71.78% and 70.87%, and a weighted average FICO score of 752 and 754, respectively. For the three and six months ended June 30, 2020, our originated loans had a weighted average loan to value ratio of 70.34% and 73.76%, and a weighted average FICO score of 759 and 751, respectively.

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

    In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three and six months ended June 30, 2021 or June 30, 2020.

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

•    our ability to sell loans in the secondary market, including to government sponsored enterprises, and to securitize our loans into mortgage-backed securities through the GSEs and Ginnie Mae;
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
•    reliance on third-party sub-servicers to service our mortgage loans or our mortgage servicing rights;
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On December 11, 2020, a complaint was filed against United Wholesale Mortgage, LLC (f/k/a United Shore Financial Services, LLC) in the United States District Court for the Eastern District of Michigan by three independent mortgage brokers. The plaintiffs are seeking class certification and monetary damages for alleged unpaid commissions arising from a change in UWM’s commission policy. Our motion to dismiss these claims is currently pending.

On April 23, 2021, a complaint was filed in the United States District Court for the Middle District of Florida against UWM Holdings Corporation and Mat Ishbia, individually by The Okavage Group, LLC on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. The complaint alleges that UWM’s new policy to no longer enter into new transactions with independent mortgage advisors who also sold mortgage loans to two certain market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. The plaintiffs are seeking class certification, treble damages, attorneys’ fees and injunctive relief. Our motion to dismiss this action is currently pending.

On July 27, 2021, a complaint was filed against United Wholesale Mortgage, LLC in the United States District Court for the Eastern District of Michigan by a former employee of United Wholesale Mortgage. The complaint alleges that the plaintiff and similarly situated employees were required to work beyond a forty-hour work week and were not paid overtime in violation of the Fair Labor Standards Act. The plaintiff is seeking class certification and monetary damages for unpaid overtime wages, interest, liquidated damages, attorneys’ fees and costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program
On May 9, 2021, the Company's Board of Directors authorized a share repurchase program of up to $300.0 million in aggregate value of the Company’s Class A common stock effective May 11, 2021. The share repurchase program authorizes the Company to repurchase shares of the Company’s Class A common stock from time to time, in the open market or through privately negotiated transactions, at management's discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. The new plan will expire on May 11, 2023 unless otherwise modified or terminated by the Company's Board of Directors at any time in the Company's sole discretion.
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding Class A common stock during the three months ended June 30, 2021:

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
April 1-30, 2021	—	$—	—	$300,000
May 1-31, 2021	655,371	7.59	655,371	295,026
June 1-30, 2021	135,228	8.62	135,228	293,860
Total	790,599	$7.77	790,599

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement
On May 26, 2021, UWM and United Shore Repo Seller 3 LLC, a special purpose subsidiary of UWM, entered into an amendment to the Master Repurchase Agreement with Citibank, N.A. (the “Citi Master Repurchase Agreement”). The amendment increased the available line amount to $2 billion, extended the termination date of the Citi Master Repurchase Agreement to May 26, 2023 and effectuated other non-material changes to the Citi Master Repurchase Agreement. All other material terms of the Citi Master Repurchase Agreement remained the same.
On June 30, 2021, UWM and United Shore Repo Seller 2 LLC, a special purpose subsidiary of UWM, entered into an amendment to the Master Repurchase Agreement with Bank of America, N.A. (the "BANA Master Repurchase Agreement"). The amendment provided for an increase to the available line amount to $3 billion and effectuated other non-material changes to the BANA Master Repurchase Agreement. All other material terms of the BANA Master Repurchase Agreement remained the same.
Each of the foregoing amendment descriptions does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the amendment, a copy of which is filed with this quarterly report on Form 10-Q. Certain of the financial institutions and their affiliates that are parties to the repurchase agreements referenced above have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with UWM and its affiliates.

Item 6. Exhibits

Exhibit Number	Description

10.9.12#	Amendment, dated as of June 30, 2021, by and among UWM, United Shore Repo Seller 2 LLC and Bank of America, N.A.

10.16#
Master Repurchase Agreement, dated as of October 30, 2021, by and among United Shore Financial Services, LLC, United Shore Repo Seller 3 LLC and Citibank, N.A., as amended by the Amendment, dated as of May 26, 2021, by and among Citibank, N.A., UWM, and United Shore Repo Seller 3 LLC.

31.1	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

UWM HOLDINGS CORPORATION

Date: August 16, 2021	By:	/s/ Timothy Forrester
Timothy Forrester
Executive Vice President, Chief Financial Officer