Form 10-Q
period 2021-09-30
UWM Holdings Corp
filed 2021-11-09
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 3, 2021, the registrant had 100,367,478 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$950,910	$1,223,837
Mortgage loans at fair value	11,736,642	7,916,515
Derivative assets	143,807	61,072
Investment securities at fair value, pledged	41,809	—
Accounts receivable, net	340,028	253,600
Mortgage servicing rights - fair value as of September 30, 2021; amortized cost as of December 31, 2020 (see Note 1 and Note 5)	2,900,310	1,756,864
Premises and equipment, net	145,774	107,572
Operating lease right-of-use asset, net (includes $105,594 and $92,571 with related parties)	105,902	93,098
Finance lease right-of-use asset (includes $29,129 and $0 with related parties)	60,113	22,929
Other assets	55,655	57,989
Total assets	$16,480,950	$11,493,476
Liabilities and equity
Warehouse lines of credit	$10,487,950	$6,941,397
Accounts payable and accrued expenses	1,229,483	847,745
Accrued dividends payable	10,087	—
Derivative liabilities	61,434	66,237
Borrowings against investment securities	32,560	—
Equipment note payable	2,343	26,528
Operating lines of credit	—	320,300
Senior notes	1,484,370	789,323
Operating lease liability (includes $117,516 and $104,006 with related parties)	117,824	104,534
Finance lease liability (includes $29,462 and $0 with related parties)	60,871	23,132
Total liabilities	13,486,922	9,119,196
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of September 30, 2021	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 100,367,478 shares issued and outstanding as of September 30, 2021	10	—
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2021	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2021	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of September 30, 2021	150	—
Additional paid-in capital	313	24,839
Retained earnings	129,815	2,349,441
Non-controlling interest	2,863,740	—
Total equity	2,994,028	2,374,280
Total liabilities and equity	$16,480,950	$11,493,476
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue
Loan production income	$589,461	$1,723,981	$2,143,400	$2,884,162
Loan servicing income	174,695	70,503	443,762	182,656
Change in fair value of mortgage servicing rights (see Note 5)	(170,462)	—	(448,825)	—
Gain (loss) on sale of mortgage servicing rights	(5,443)	(324)	(670)	(65,821)
Interest income	102,063	40,041	227,169	119,308
Total revenue, net	690,314	1,834,201	2,364,836	3,120,305
Expenses
Salaries, commissions and benefits	164,971	206,174	550,983	462,706
Direct loan production costs	18,980	16,685	47,660	39,864
Marketing, travel, and entertainment	14,138	3,608	37,138	13,913
Depreciation and amortization	9,034	2,749	24,676	8,071
Servicing costs	29,192	15,320	72,767	41,286
Amortization, impairment and pay-offs of mortgage servicing rights (see Note 5)	—	68,928	—	357,728
General and administrative	39,148	28,484	96,867	70,835
Interest expense	90,221	40,620	215,884	113,683
Other (income)/expense	(8,710)	—	(27,544)	—
Total expenses	356,974	382,568	1,018,431	1,108,086
Earnings before income taxes	333,340	1,451,633	1,346,405	2,012,219
Provision for income taxes	3,483	750	17,831	1,500
Net income	329,857	1,450,883	1,328,574	2,010,719
Net income attributable to non-controlling interest	304,611	N/A	1,247,079	N/A
Net income attributable to UWM Holdings Corporation	$25,246	N/A	$81,495	N/A

Earnings per share of Class A common stock (see Note 17):
Basic	$0.25	N/A	$0.80	N/A
Diluted	$0.16	N/A	$0.55	N/A
Weighted average shares outstanding:
Basic	101,106,023	N/A	102,247,594	N/A
Diluted	1,603,710,511	N/A	1,604,567,758	N/A

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2020	—	$—	—	$—	$24,839	$636,484	$—	$661,323
Net income	—	—	—	—	—	20,349	—	20,349
Member distributions	—	—	—	—	—	(177)	—	(177)
Balance, March 31, 2020	—	—	—	—	24,839	656,656	—	681,495
Net income	—	—	—	—	—	539,487	—	539,487
Member contributions	—	—	—	—	—	247,169	—	247,169
Balance, June 30, 2020	—	—	—	—	24,839	1,443,312	—	1,468,151
Net income	—	—	—	—	—	1,450,883	—	1,450,883
Member contributions	—	—	—	—	—	52,831	—	52,831
Member distributions	—	—	—	—	—	(949,504)	—	(949,504)
Balance, September 30, 2020	—	$—	—	$—	$24,839	$1,997,522	$—	$2,022,361

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2021	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights (See Note 1)	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distributions to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,381)	—	(75,381)
Dividend and distribution declared February 3, 2021 and payable April 6, 2021	—	—	—	—	—	(10,310)	(150,207)	(160,517)
Member distributions to SFS Corp. post business combination transaction	—	—	—	—	—	—	(2,913)	(2,913)
Net income subsequent to business combination transaction	—	—	—	—	—	47,985	628,264	676,249
Balance, March 31, 2021	103,104,205	$10	1,502,069,787	$150	$—	$113,078	$2,664,798	$2,778,036
Net income	—	—	—	—	—	8,265	130,447	138,712
Dividend and distribution declared June 10, 2021 and payable July 6, 2021	—	—	—	—	—	(10,237)	(150,207)	(160,444)
Member distributions to SFS Corp.	—	—	—	—	—	—	(65,504)	(65,504)
Stock-based compensation expense	5,170	—	—	—	187	—	2,147	2,334
Class A common stock repurchased	(790,599)	—	—	—	—	(403)	(5,745)	(6,148)
Re-measurement of non-controlling interest due to change in parent ownership	—	—	—	—	—	(1,305)	1,305	—
Balance, June 30, 2021	102,318,776	$10	1,502,069,787	$150	$187	$109,398	$2,577,241	$2,686,986
Net income	—	—	—	—	—	25,246	304,611	329,857
Dividend declared on August 17, 2021 and payable on October 6, 2021	—	—	—	—	—	(10,087)	—	(10,087)
Stock-based compensation expense	720	—	—	—	126	—	1,993	2,119
Class A common stock repurchased	(1,952,018)	—	—	—	—	(933)	(13,914)	(14,847)
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	6,191	(6,191)	—
Balance, September 30, 2021	100,367,478	$10	1,502,069,787	$150	$313	$129,815	$2,863,740	$2,994,028

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,328,574	$2,010,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of mortgage servicing rights	670	65,821
Reserve for representations and warranties	34,262	25,574
Capitalization of mortgage servicing rights	(1,843,861)	(1,335,654)
Retention of investment securities	(42,164)	—
Amortization and pay-offs of mortgage servicing rights	—	325,566
Impairment on mortgage servicing rights, net	—	32,162
Change in fair value of mortgage servicing rights	448,825	—
Depreciation and amortization of premises and equipment	14,502	8,071
Senior notes issuance cost amortization	2,085	—
Amortization of finance lease right-of-use assets	10,174	5,779
Stock-based compensation expense	4,453	—
Change in fair value of investment securities	149	—
Decrease in fair value of warrants liability	(30,944)	—
(Increase) decrease in:
Mortgage loans at fair value	(3,820,127)	231,114
Accounts receivable, net	(69,103)	(66,203)
Derivative assets	(82,735)	(26,364)
Other assets	4,161	(162,305)
Increase (decrease) in:
Accounts payable and accrued expenses	292,023	256,789
Derivative liabilities	(4,803)	19,089
Net cash (used in) provided by operating activities	(3,753,859)	1,390,158
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(52,271)	(3,669)
Proceeds from sale of mortgage servicing rights	241,634	217,786
Proceeds from principal payments on investment securities	206	—
Net cash provided by investing activities	189,569	214,117
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	3,546,551	(276,382)
Repayments of finance lease liabilities	(9,620)	—
Borrowings under equipment notes payable	1,078	—
Repayments under equipment notes payable	(25,365)	—
Borrowings under operating lines of credit	79,700	456,895
Repayments under operating lines of credit	(400,000)	(512,595)
Proceeds from borrowings against investment securities	32,560	—
Proceeds from issuance of senior notes	700,000	—
Discount and direct issuance costs on senior notes	(7,036)	—
Proceeds from business combination transaction	895,134	—
Costs incurred related to business combination transaction	(11,260)	—
Dividends paid	(20,547)	—
Member contributions from SFS Corp.	—	300,000
Member distributions to SFS Corp.	(1,468,837)	(949,681)
Class A common stock repurchased	(20,995)	—
Net cash provided by (used in) financing activities	3,291,363	(981,763)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(272,927)	622,512
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,223,837	133,283
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$950,910	$755,795
SUPPLEMENTAL INFORMATION
Cash paid for interest	$176,304	$117,432
Cash paid for taxes	1,738	—
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
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these condensed consolidated financial statements (see Note 11 - Non-Controlling Interests).
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company's current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged, along with its stapled share of Class D common stock, for either, at the option of the Company, (a) cash or (b) one share of the Company’s Class B common stock (See Note 11 - Non-Controlling Interests). Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain price targets. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 17 - Earnings Per Share.

Dividend Policy
In connection with its decision to declare a dividend on its Class A stock, the Company's Board of Directors (the "Board"), in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, can determine whether to (a) make distributions from Holdings LLC to only the Company, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of the Company or (b) make proportional and simultaneous distributions from Holdings LLC to both the Company, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

On August 16, 2021, the Board declared a quarterly dividend of $0.10 per share on the outstanding shares of our Class A common stock (the "Q3 Dividend"). On September 9, 2021, the Board determined that it would make distributions from Holdings LLC for the Q3 Dividend to only the Company. The Q3 Dividend was paid on October 6, 2021 to stockholders of record of the Class A common stock at the close of business on September 10, 2021. The Q3 proportional distribution for SFS Corp. that has yet to be paid is $150.2 million.

As of September 30, 2021, cumulative distributions of approximately $150.2 million are required to be distributed by Holdings LLC to SFS Corp. upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of the Company.

Basis of Presentation and Consolidation
The business combination transaction was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") as UWM was determined to be the accounting acquirer, primarily due to the fact that SFS Corp. continues to control the Company through its ownership of the Class D common stock. Under this method of accounting, while the Company was the legal acquirer, it was treated as the acquired company for financial reporting purposes. Accordingly, the business combination transaction was treated as the equivalent of UWM issuing stock for the net assets of the Company, accompanied by a recapitalization, with the net assets of the Company stated at historical cost, with no goodwill or other intangible assets recorded. The net proceeds received from Gores Holdings IV, Inc. in the business combination transaction approximated $895.1 million, and the Company incurred approximately $16.0 million in costs related to the transaction which were charged to stockholders' equity upon the closing of the transaction. As part of the business combination transaction, the Company assumed the liability related to the Public and Private Warrants (described below) of $45.6 million. During the period from January 21, 2021 to September 30, 2021, the fair value of the Public and Private Warrants decreased to $14.6 million, resulting in other income of $30.9 million for the nine month period ended September 30, 2021. The Company’s financial statement presentation included in these condensed consolidated financial statements include the condensed consolidated financial statements of UWM and its subsidiaries for periods prior to the completion of the business combination transaction with the UWM Entities and of the Company for periods from and after the business combination transaction.
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
Tax Receivable Agreement

In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction. Subsequently, the liability is accounted for as a loss contingency, with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated and reported as part of other (income) expense in the condensed consolidated statements of operations. During the third quarter, as a result of the sale of MSR assets that existed prior to the consummation of the business combination, the Company recorded an additional liability of $3.4 million, representing 85% of the estimated tax benefits to the Company resulting from this asset sale. As of September 30, 2021, the total liability recorded for the Tax Receivable Agreement was approximately $5.3 million.
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

The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and as of September 30, 2021 (recorded within "Accounts payable and accrued expenses"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other income/expense") for the period ended September 30, 2021.
Loans Eligible for Repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to the Company, the previously sold assets are required to be re-recognized on the consolidated balance sheets. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs. At September 30, 2021 and December 31, 2020, the Company had recorded Ginnie Mae pool loans as part of "Mortgage loans at fair value" totaling $561.8 million and $451.1 million, respectively, with related purchase liabilities equal to the gross amount of the loan recorded in "Accounts payable and accrued expenses" on the condensed consolidated balance sheets. At September 30, 2021 and December 31, 2020, the fair values of the Ginnie Mae pool loans were $557.4 million and $448.5 million, reflecting fair value adjustments of $4.4 million and $2.6 million, respectively.
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

(In thousands)	September 30, 2021	December 31, 2020
Mortgage loans, unpaid principal balance	$11,568,222	$7,620,014
Premiums paid on mortgage loans	153,628	101,949
Fair value adjustment	14,792	194,552
Mortgage loans at fair value	$11,736,642	$7,916,515
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments ("IRLCs") to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 88% and 92%, as of September 30, 2021 and December 31, 2020, respectively. The Company primarily uses forward mortgage backed security contracts, which are known as forward loan sale commitments ("FLSCs"), to economically hedge the IRLCs.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	September 30, 2021				December 31, 2020
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$14,476	$50,510	$16,908,591	(a)	$60,248	$670	$10,594,329	(a)
FLSCs	129,331	10,924	27,265,436		824	65,567	16,602,739
Total	$143,807	$61,434			$61,072	$66,237
(a)Adjusted for pullthrough rates of 88% and 92%, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	September 30, 2021	December 31, 2020
Servicing fees	$91,231	$55,838
Investor receivables	63,049	89,881
Servicing advances	61,602	60,053
Pair-offs receivable	40,207	438
Receivables from sale of servicing	38,879	10,597
Due from title companies	37,144	33,663
Warehouse bank receivable	17,859	3,642
Other receivables	128	28
Provision for current expected credit losses	(10,071)	(540)
Total Accounts Receivable, Net	$340,028	$253,600
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
The following table summarizes changes in the MSR assets for the three and nine months ended September 30, 2021 (in thousands):

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Balance, at December 31, 2020 under amortization method		$1,756,864
Cumulative effect of adopting fair value method		3,440
Fair value, beginning of period	$2,662,556	$1,760,304
Capitalization of mortgage servicing rights	663,246	1,843,861
MSR sales	(269,925)	(269,925)
Changes in fair value:
Due to changes in valuation inputs or assumptions	61,477	221,244
Due to collection/realization of cash flows/other	(217,044)	(655,174)
Fair value, end of period	$2,900,310	$2,900,310

The following is a summary of the components of change in fair value of servicing rights as reported in the condensed consolidated statements of operations:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Changes in fair value:
Due to changes in valuation model or assumptions	$61,477	$221,244
Due to collection/ realization of cash flows/ other	(217,044)	(655,174)
Reserves and transaction costs on sales of servicing rights	(14,895)	(14,895)
Changes in fair value of servicing rights, net	$(170,462)	$(448,825)

During the three months ended September 30, 2021, the Company sold MSRs on loans with an aggregate unpaid principal balance of approximately $22.7 billion for proceeds of approximately $269.9 million. In connection with the sale of these MSRs, the Company recorded $14.9 million for its estimated obligation for protection provisions granted to the buyer and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.

Prior to the election of the fair value option on January 1, 2021, the Company accounted for MSRs based on the lower cost or market using the amortization method. The following table summarizes changes to the MSR assets for the three and nine months ended September 30, 2020 under the amortization method (in thousands):

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Balance, beginning of period	$924,260	$731,353
Capitalization of mortgage servicing rights	567,961	1,335,654
Amortization	(72,152)	(172,440)
Loans paid in full	(81,294)	(153,126)
Sales	(12,021)	(298,007)
Recovery/(Impairment)	84,518	(32,162)
Balance, end of period	$1,411,272	$1,411,272
The following table summarizes the loan servicing income recognized during the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Contractual servicing fees	$173,133	$69,456	$439,386	$179,969
Late, ancillary and other fees	1,562	1,047	4,376	2,687
Loan servicing income	$174,695	$70,503	$443,762	$182,656
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021			December 31, 2020
Discount rates	9.0%	—	14.5%	9.0%	—	14.5%
Annual prepayment speeds	8.2%	—	44.8%	8.8%	—	42.2%
Cost of servicing	$75	—	$147	$75	—	$126

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in fair values as follows at September 30, 2021 and December 31, 2020, respectively, (in thousands):

	September 30, 2021	December 31, 2020
Discount rate:
+ 10% adverse change – effect on value	$(94,233)	$(56,889)
+ 20% adverse change – effect on value	(182,023)	(110,040)
Prepayment speeds:
+ 10% adverse change – effect on value	$(125,012)	$(87,752)
+ 20% adverse change – effect on value	(241,351)	(169,230)
Cost of servicing:
+ 10% adverse change – effect on value	$(32,953)	$(21,643)
+ 20% adverse change – effect on value	(65,905)	(43,285)
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
NOTE 6 – OTHER ASSETS
The following summarizes other assets (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$20,569	$35,230
Prepaid IT service and maintenance	25,770	19,827
Commitment fees	401	641
Deposits	316	31
Other	8,599	2,260
Total other assets	$55,655	$57,989

NOTE 7 – WAREHOUSE LINES OF CREDIT
The Company had the following warehouse lines of credit with financial institutions as of September 30, 2021 and December 31, 2020, respectively, (in thousands):

Warehouse Lines of Credit [1]	Expiration Date	September 30, 2021	December 31, 2020
Master Repurchase Agreement ("MRA") Funding:
$400 Million[2]	6/23/2021	$—	$287,073
$2 Billion[2]	7/1/2021	—	499,841
$150 Million[2]	9/19/2021	—	112,429
$300 Million	11/16/2021	272,308	249,006
$250 Million	12/23/2021	95,943	86,928
$1 Billion	1/10/2022	862,650	769,510
$3.5 Billion	2/23/2022	2,516,316	1,344,851
$500 Million	3/4/2022	379,161	666,891
$150 Million	5/24/2022	129,404	140,237
$200 Million	7/6/2022	186,653	198,705
$400 Million	10/20/2022	309,810	248,947
$1 Billion	4/23/2023	905,118	—
$2 Billion	5/26/2023	987,968	1,179
$4 Billion	7/28/2023	2,394,222	1,685,138
$700 Million	8/30/2023	573,280	365,577
$1.5 Billion	9/18/2023	671,432	209,138
Early Funding:
$250 Million (ASAP + - see below)	No expiration	203,125	75,947
$150 Million (EF - see below)	No expiration	560	—
All interest rates are variable based on a spread to the one-month LIBOR rate.		$10,487,950	$6,941,397
1 An aggregate of $1.7 billion of these line amounts is committed as of September 30, 2021.
2 This warehouse line of credit agreement expired pursuant to its terms prior to September 30, 2021.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2021, the amount outstanding through the ASAP+ program was approximately $203.1 million and $0.6 million was outstanding under the EF program.
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
The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date, but can be terminated by either party upon written notice. As of September 30, 2021, no amount was outstanding under this line.
As of September 30, 2021, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all debt covenants as of September 30, 2021.

NOTE 8 – SENIOR NOTES
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Balance at September 30, 2021	Outstanding Balance at December 31, 2020
2020 Senior unsecured notes(1)	11/15/2025	5.50%	$800,000	$800,000
2021 Senior unsecured notes(2)	04/15/2029	5.50%	700,000	—
Total Unsecured Senior Notes			$1,500,000	$800,000

Weighted average interest rate			5.50%	5.50%
(1) Unamortized debt issuance costs and discounts are presented net against the 2020 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $9.0 million and $10.7 million as of September 30, 2021 and December 31, 2020, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2021 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $6.6 million as of September 30, 2021.
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
The indentures governing the 2020 and 2021 Senior Notes contain customary terms and restrictions, subject to a number of exceptions and qualifications. We were in compliance with the terms of the indentures as of September 30, 2021.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within accounts payable and accrued expenses, as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $35.4 million and $12.8 million of loans during the three months ended September 30, 2021 and 2020, respectively, and $102.3 million and $37.4 million of loans during the nine months ended September 30, 2021 and 2020, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$78,070	$53,296	$69,542	$46,322
Reserve charged to operations	12,601	10,859	34,262	25,574
Losses realized, net	(5,985)	(1,034)	(19,118)	(8,775)
Balance, end of period	$84,686	$63,121	$84,686	$63,121
Commitments to Originate Loans
As of September 30, 2021, the Company had agreed to extend credit to potential borrowers for approximately $38.8 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its subsidiaries as of and for the three and nine months ended September 30, 2021.

The Company occasionally sells mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “investment securities at fair value, pledged” in the condensed consolidated balance sheet as of September 30, 2021. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.

The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are variable interest entities (VIEs), and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs’ that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of September 30, 2021, $40.7 million of the $$41.8 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities.

NOTE 11 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of September 30, 2021:

	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	100,367,478	6.26%
SFS Corp. ownership of Class B Common Units	1,502,069,787	93.74%
Balance at end of period	1,602,437,265	100.00%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of September 30, 2021, SFS Corp. has not exchanged any Stapled Interests.
During the nine months ended September 30, 2021, the Company issued 5,890 shares of Class A common stock under its stock-based compensation plan and repurchased and retired 2,742,617 shares of Class A common stock, pursuant to the Board's authorization of the share repurchase program on May 9, 2021. This resulted in an equivalent net reduction in the number of Class A Common Units of Holdings LLC held by the Company, and a remeasurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

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
In accordance with the regulatory requirements of HUD, governing non-supervised, direct endorsement mortgagees, UWM is required to maintain a minimum net worth (as defined by HUD) of $2.5 million. At September 30, 2021, UWM exceeded the regulatory net worth requirement and had a net worth (as defined by HUD) of $3.1 billion.
UWM is required to maintain a minimum net worth, minimum capital ratio and minimum liquidity requirements established by Ginnie Mae, Freddie Mac and Fannie Mae. As of September 30, 2021, the most restrictive of the these requirements require UWM to maintain a minimum net worth of $714.8 million, liquidity of $94.7 million and a minimum capital ratio of 6%. At September 30, 2021, UWM exceeded all of these requirements for all three of these entities.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020.

Mortgage loans at fair value: The Company has elected the fair value option for mortgage loans. Accordingly, the fair values of mortgage loans are based on valuation models that use the market price for similar loans sold in the secondary market. As these prices are derived from market observable inputs, they are categorized as Level 2.

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

Investment securities: The Company occasionally sells mortgage loans that it originates through private label securitization transactions. In executing these securitizations, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust due to regulatory requirements. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts. The fair value of these investment securities is primarily based on observable market data and therefore categorized as Level 2.

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

	September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$11,736,642	$—	$11,736,642
IRLCs	—	—	14,476	14,476
FLSCs	—	129,331	—	129,331
Investment securities at fair value, pledged	—	41,809	—	41,809
Mortgage servicing rights	—	—	2,900,310	2,900,310
Total assets	$—	$11,907,782	$2,914,786	$14,822,568
Liabilities:
IRLCs	$—	$—	$50,510	$50,510
FLSCs	—	10,924	—	10,924
Public and Private Warrants	10,307	4,310	—	14,617
Total liabilities	$10,307	$15,234	$50,510	$76,051

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,916,515	$—	$7,916,515
IRLCs	—	—	60,248	60,248
FLSCs	—	824	—	824
Total assets	$—	$7,917,339	$60,248	$7,977,587
Liabilities:
IRLCs	$—	$—	$670	$670
FLSCs	—	65,567	—	65,567
Total liabilities	$—	$65,567	$670	$66,237
The following table present quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	September 30, 2021	December 31, 2020
Pullthrough rate (weighted avg)	88%	92%

    Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and nine months ended September 30, 2021.
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

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2020 Senior Notes, due 11/15/25	$790,966	$810,200	$789,323	$841,300
2021 Senior Notes, due 4/15/29	693,404	682,668	—	—
The fair value of the 2020 and 2021 Senior Notes was estimated using Level 2 inputs, including observable trading information in inactive markets.
Due to their nature and respective terms (including the variable interest rates on warehouse and operating lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, notes payable, borrowings against investment securities and warehouse and operating lines of credit approximate their fair value as of September 30, 2021 and December 31, 2020, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS
The Company has engaged in the following significant related party transactions in the three and nine months ended September 30, 2021 and 2020:
•The Company’s corporate campus is located in buildings and on land that are owned by entities controlled by the Company’s founder and its CEO and leased by the Company from these entities. The Company also makes leasehold improvements to these properties for the benefit of the Company, for which the Company is responsible pursuant to the terms of the lease agreements;
•Legal services are provided to the Company by a law firm in which the Company’s founder is a partner;
•The Company leases two aircraft owned by entities controlled by the Company’s CEO to facilitate travel of Company executives for business purposes;
•Home appraisal contracting and review services are provided by home appraisal management companies partially owned by the Company’s CEO (prior to March 31, 2021) and his brother; an executive of the Company and a member of the board of directors of UWM Holdings Corporation was also on the board of directors of one of these home appraisal management companies. Each agreement with the home appraisal management companies is for an initial twelve-month term which automatically renews for successive twelve month periods unless sooner terminated by the Company upon prior notice. Additionally, each such agreement is on substantially similar terms and conditions, including with regard to pricing, as the Company's other agreements for such services. The CEO's interest was disposed of as of March 31, 2021.
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company.
For the three months ended September 30, 2021 and 2020, the Company incurred approximately $3.6 million and $4.6 million, respectively, in operating expenses with various companies related through common ownership. The Company incurred expenses of approximately $3.3 million in rent and other occupancy related expenses, $0.2 million in legal fees and $0.1 million in other general and administrative expenses for the three months ended September 30, 2021. The Company incurred expenses of approximately $3.8 million in rent and other occupancy related expenses, $0.2 million in legal fees, $0.1 million primarily related to direct origination costs and $0.5 million in other general and administrative expenses for the three months ended September 30, 2020.
For the nine months ended September 30, 2021 and 2020, the Company incurred approximately $12.1 million and $11.3 million, respectively, in operating expenses with various companies related through common ownership. The Company incurred expenses of approximately $11.0 million in rent and other occupancy related expenses, $0.5 million in legal fees, $0.1 million primarily related to direct origination costs and $0.5 million in other general and administrative expenses for the nine months ended September 30, 2021. The Company incurred expenses of approximately $10.0 million in rent and other occupancy related expenses, $0.5 million in legal fees, $0.3 million primarily related to direct origination costs and $0.5 million in other general and administrative expenses for the nine months ended September 30, 2020.

NOTE 15 – INCOME TAXES
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure, under which the net income attributable to the non-controlling interest is not subject to tax. Prior to the completion of the transaction contemplated by the Business Combination Agreement, UWM was wholly-owned by SFS Corp. which elected S Corporation status for federal income tax purposes. When owned by SFS Corp., UWM was treated as a disregarded entity for federal, and most applicable state and local income tax purposes. The shareholders of SFS Corp., as shareholders of an S Corporation, are responsible for the federal and most applicable state and local income tax liabilities. A provision for state income taxes is required for certain jurisdictions where UWM is taxed as a C Corporation.
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
For the three and nine months ended September 30, 2021 the Company’s effective tax rate was 1.04% and 1.32%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation for the year to date includes income only from January 21, 2021 to September 30, 2021, which represents the period in which the Company had an ownership interest in Holdings LLC.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As of September 30, 2021, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the three and nine months ended September 30, 2021. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws. Both 2019 and 2020 remain open under applicable statute of limitations with relevant taxing authorities.

NOTE 16 – STOCK-BASED COMPENSATION
Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards. There are currently only RSUs granted under the 2020 Plan, which were granted at the beginning of second quarter 2021 to all team members that were active employees as of January 21, 2021. In addition, the Company granted shares to non-employee directors that were fully vested upon grant.
The following is a summary of RSU activity for the three and nine months ended September 30, 2021.

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	3,076,335	$7.75	—	$—
Granted	—	7.75	3,193,510	7.75
Vested [1]	(720)	7.75	(5,890)	7.75
Forfeited	(160,200)	7.75	(272,205)	7.75
Unvested - end of period	2,915,415		2,915,415
1 Comprised of 4,000 shares granted to non-employee members of the board of directors that immeditately vested on the date of grant, and 1,890 RSUs that vested in 2021 pursuant to the terms of the 2020 Plan.
Stock-based compensation expense recognized for the three and nine months ended September 30, 2021 was $2.1 million and $4.4 million, respectively. As of September 30, 2021, there was $18.2 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 2.4 years.

NOTE 17 – EARNINGS PER SHARE
As of September 30, 2021, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
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
Prior to the business combination transaction with the Company, UWM's ownership structure included equity interests held solely by SFS Corp. The Company analyzed the calculation of earnings per unit for periods prior to the business combination transaction and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2020. The basic and diluted earnings per share period for the nine months ended September 30, 2021 represents only the period from January 21, 2021 to September 30, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of September 30, 2021.
The following table sets for the calculation of the basic and diluted earnings per share for the periods following the business combination transaction for the Company's Class A common stock (in thousands, except shares and per share amounts):

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Net income	$329,857	$1,328,574
Net income attributable to non-controlling interests	304,611	1,247,079
Net income attributable to UWMC	25,246	81,495
Numerator:
Net income attributable to Class A common shareholders	$25,246	$81,495
Net income attributable to Class A common shareholders - diluted	$254,701	$887,166
Denominator:
Weighted average shares of Class A common stock outstanding - basic	101,106,023	102,247,594
Weighted average shares of Class A common stock outstanding - diluted	1,603,710,511	1,604,567,758
Earnings per share of Class A common stock outstanding - basic	$0.25	$0.80
Earnings per share of Class A common stock outstanding - diluted	$0.16	$0.55
For purposes of calculating diluted earnings per share, it was assumed that all Class D common stock was exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive. Under the if-converted method, all of the Company's net income for the period from January 21, 2021 through September 30, 2021 is attributable to Class A common shareholders. The net income under the if-converted method is tax effected using a blended statutory rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during either of the three-month or nine-month periods ended September 30, 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been included in the calculations of diluted earnings per share for the three and nine month periods ended September 30, 2021 using the treasury stock method and the impact was immaterial.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on January 6, 2022 to stockholders of record at the close of business on December 10, 2021.
Subsequent to September 30, 2021, the Company entered into an amendment to a property lease with one of the related party entities to lease additional space in this building as part of an expansion of the Company's corporate campus. This amendment requires the Company to make lease payments of approximately $25.2 million (undiscounted) through the remaining initial term of the lease (through 2034), including a $3.7 million reimbursement to the landlord for termination fees and moving costs paid to a former tenant to induce this tenant to vacate the space early.

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

Business Overview

On January 21, 2021, we consummated the business combination transaction contemplated under the Business Combination Agreement (the "Business Combination Agreement") by and among us, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC, a Michigan limited liability company (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company (“Holdings LLC” and, together with UWM, the “UWM Entities”). Upon completion of the business combination transaction, UWM became our indirect subsidiary and our accounting predecessor.

    We are the second largest direct residential mortgage lender and the largest wholesale mortgage lender in the United States, originating mortgage loans exclusively through the wholesale channel. With approximately 8,400 team members as of September 30, 2021 and a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage advisor community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last six years including the year ended December 31, 2020, we have been the largest wholesale mortgage lender in the United States by closed loan volume, with approximately 34% market share of the wholesale channel as of December 31, 2020.

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

Factors Affecting Comparability

On January 1, 2021, the Company elected to adopt the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Management believes that the fair value method more directly reports the current expected benefits and obligations of the Company's servicing rights. The adoption of the fair value method for a particular class of servicing assets is irrevocable. Prior to January 1, 2021, the Company measured its servicing assets and liabilities after initial recognition using the amortized cost method. This change in accounting resulted in a $3.4 million increase to retained earnings and the MSR asset as of January 1, 2021. Subsequent to the adoption of the fair value method for MSRs, changes in fair value of MSRs, including changes due to valuation inputs or assumptions and realization of cash flows/other (including mortgage prepayments), are reported as a component of "Total revenue, net" within the condensed consolidated statements of operations.
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

Components of operating expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, amortization, impairment and pay-offs of mortgage servicing rights (for periods prior to the adoption of the fair value method for MSRs), other general and administrative (including professional services, occupancy and equipment), interest expense, and other income or expense primarily related to the decrease or increase, respectively, in the fair value of the liability for the Public and Private Warrants and the decrease or increase, respectively, in the Tax Receivable Agreement liability.

Third Quarter 2021 Summary

For the three months ended September 30, 2021, we originated $63.0 billion in residential mortgage loans, which was an increase of $8.7 billion, or 16%, from the three months ended September 30, 2020. We generated $329.9 million of net income during the three months ended September 30, 2021, which was a decrease of $1.12 billion, or 77%, compared to net income of $1.45 billion for the three months ended September 30, 2020. Adjusted EBITDA for the three months ended September 30, 2021 was $290.4 million as compared to $1.39 billion for the three months ended September 30, 2020. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate adjusted EBITDA.

For the nine months ended September 30, 2021, we originated $171.3 billion in residential mortgage loans, which was an increase of $43.4 billion, or 34%, from the nine months ended September 30, 2020. We generated $1.33 billion of net income during the nine months ended September 30, 2021, which was a decrease of $682.1 million, or 34%, compared to net income of $2.01 billion for the nine months ended September 30, 2020. Adjusted EBITDA for the nine months ended September 30, 2021 was $1.21 billion as compared to $2.10 billion for the nine months ended September 30, 2020. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate adjusted EBITDA.

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

    We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization of premises and equipment, stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions (for periods subsequent to the election of the fair value method accounting for MSRs - see Note 1 to the condensed consolidated interim financial statements), and the impairment or recovery of MSRs (for periods prior to the election of the fair value method of accounting for MSRs), the impact of non-cash deferred compensation expense, the change in fair value of Public and Private Warrants and the change in Tax Receivable Agreement liability. We exclude the change in Tax Receivable Agreement liability, the change in fair value of Public and Private Warrants and the change in fair value of MSRs due to valuation inputs or assumptions, or impairment or recovery of MSRs prior to the election of the fair value method of accounting for MSRs, as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income	$329,857	$1,450,883	$1,328,574	$2,010,719
Interest expense on non-funding debt	22,034	4,374	60,669	16,140
Provision for income taxes	3,483	750	17,831	1,500
Depreciation and amortization	9,034	2,749	24,676	8,071
Stock-based compensation expense	2,126	—	4,453	—
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(61,477)	—	(221,244)	—
(Recovery)/Impairment of MSRs (2)	—	(84,519)	—	32,162
Deferred compensation, net(3)	(5,965)	16,967	24,035	28,265
Change in fair value of Public and Private Warrants (4)	(12,110)	—	(30,944)	—
Change in Tax Receivable Agreement liability (5)	3,400	—	3,400	—
Adjusted EBITDA	$290,382	$1,391,204	$1,211,450	$2,096,857

(1)Reflects the change ((increase)/decrease) in fair value due to changes in valuation inputs or assumptions, including discount rates and prepayment speed assumptions, primarily due to changes in market interest rates. Refer to Note 5 - Mortgage Servicing Rights.
(2)Reflects temporary impairments recorded as a valuation allowance against the value of MSRs, and corresponding subsequent recoveries.
(3)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(4)Reflects the decrease in the fair value of the Public and Private Warrants.
(5)Reflects the increase in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for additional information related to the Tax Receivable Agreement.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Summary of Operations

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
Revenue
Loan production income	$589,461	$1,723,981	$2,143,400	$2,884,162
Loan servicing income	174,695	70,503	443,762	182,656
Change in fair value of mortgage servicing rights	(170,462)	—	(448,825)	—
Gain (loss) on sale of mortgage servicing rights	(5,443)	(324)	(670)	(65,821)
Interest income	102,063	40,041	227,169	119,308
Total revenue, net	690,314	1,834,201	2,364,836	3,120,305
Expenses
Salaries, commissions and benefits	164,971	206,174	550,983	462,706
Direct loan production costs	18,980	16,685	47,660	39,864
Marketing, travel, and entertainment	14,138	3,608	37,138	13,913
Depreciation and amortization	9,034	2,749	24,676	8,071
Servicing costs	29,192	15,320	72,767	41,286
Amortization, impairment and pay-offs of mortgage servicing rights	—	68,928	—	357,728
General and administrative	39,148	28,484	96,867	70,835
Interest expense	90,221	40,620	215,884	113,683
Other (income)/expense	(8,710)	—	(27,544)	—
Total expenses	356,974	382,568	1,018,431	1,108,086
Earnings before income taxes	333,340	1,451,633	1,346,405	2,012,219
Provision for income taxes	3,483	750	17,831	1,500
Net income	329,857	1,450,883	1,328,574	2,010,719
Net income attributable to non-controlling interest	304,611	N/A	1,247,079	N/A
Net income attributable to UWM Holdings Corporation	$25,246	N/A	$81,495	N/A

Loan production income

The table below provides details of the characteristics of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
Loan origination volume by type
Conventional conforming	$49,986,203	$47,489,162	$141,502,947	$105,239,231
FHA/VA/USDA	7,405,586	6,795,662	18,286,214	21,149,439
Non-agency	5,612,553	4,605	11,520,167	1,480,047
Total loan origination volume	$63,004,342	$54,289,429	$171,309,328	$127,868,717
Portfolio metrics
Average loan amount	353	326	342	327
Weighted average loan-to-value ratio	71.87%	69.35%	71.24%	71.89%
Weighted average credit score	747	764	751	757
Weighted average note rate	2.89%	2.78%	2.88%	3.13%
Percentage of loans sold
To GSEs	91%	100%	91%	98%
To other counterparties	9%	—%	9%	2%
Servicing-retained	98%	100%	99%	100%
Servicing-released	2%	—%	1%	—%
The components of loan production income for the periods presented were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2021	2020
Primary gain (loss)	$(188,935)	$1,081,179	$(1,270,114)	(117.5)%
Loan origination fees	127,751	85,699	42,052	49.1%
Provision for representation and warranty obligations	(12,601)	(10,858)	(1,743)	16.1%
Capitalization of MSRs	663,246	567,961	95,285	16.8%
Loan production income	$589,461	$1,723,981	$(1,134,520)	(65.8)%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2021	2020
Primary gain (loss)	$(27,944)	$1,297,652	$(1,325,596)	(102.2)%
Loan origination fees	361,745	276,430	85,315	30.9%
Provision for representation and warranty obligations	(34,262)	(25,574)	(8,688)	34.0%
Capitalization of MSRs	1,843,861	1,335,654	508,207	38.0%
Loan production income	$2,143,400	$2,884,162	$(740,762)	(25.7)%

    Loan production income was $589.5 million for the three months ended September 30, 2021, a decrease of $1.13 billion, or (66%), as compared to $1.72 billion for the three months ended September 30, 2020. The decrease in loan production income was primarily driven by a decrease of 224 basis points in gain margin year over year, from 318 basis points in the third quarter of 2020 to 94 basis points in the third quarter of 2021. The decrease in gain margin was due to a decline in the primary/secondary mortgage interest rate spread, driven by a rising interest rate environment in the third quarter of 2021 and increased marketplace competition. The effects of the decrease in gain margin were partially offset by an increase of $8.71 billion, or 16% in loan production volume, which was $63.0 billion during third quarter 2021 as compared to $54.3 billion during third quarter 2020.

Loan production income was $2.14 billion for the nine months ended September 30, 2021, a decrease of $740.8 million, or (26%), as compared to $2.88 billion for the nine months ended September 30, 2020. The decrease in loan production income was primarily driven by a decrease of 101 basis points in gain margin, from 226 basis points during the nine months ended September 30, 2020 to 125 basis points for the same period in 2021. The decrease in gain margin was as a result of the same factors mention in the three months analysis above. The effects of the decrease in gain margin were partially offset by an increase of $43.4 billion, or 34%, in loan production volume (from $127.9 billion to $171.3 billion) during the nine months ended September 30, 2021, as compared to the same period in 2020.

Loan servicing income
The table below summarizes loan servicing income for each of the periods presented:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2021	2020
Contractual servicing fees	$173,133	$69,456	$103,677	149.3%
Late, ancillary and other fees	1,562	1,047	515	49.2%
Loan servicing income	$174,695	$70,503	$104,192	147.8%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2021	2020
Contractual servicing fees	$439,386	$179,969	$259,417	144.1%
Late, ancillary and other fees	4,376	2,687	1,689	62.9%
Loan servicing income	$443,762	$182,656	$261,106	142.9%

Loan servicing income was $174.7 million for the three months ended September 30, 2021, an increase of $104.2 million, or 148%, as compared to the three months ended September 30, 2020. The increase in loan servicing income was primarily driven by the growing servicing portfolio as a result of the additional origination volume, and lack of bulk sales of MSRs year to date in 2021. We closed on a bulk sale of MSRs on loans with an aggregate unpaid principal balance of approximately $22.7 billion at the end of the third quarter of 2021.

Loan servicing income was $443.8 million for the nine months ended September 30, 2021, an increase of $261.1 million, or 143%, as compared to the nine months ended September 30, 2020. The increase in loan servicing income during the nine months ended September 30, 2021 was driven by the same factors as mentioned above.

    For the periods presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	September 30, 2021	December 31, 2020
UPB of loans serviced	284,918,293	188,268,883
Number of loans serviced	906,825	606,688
MSR portfolio delinquency count (60+ days) as % of total	1.01%	1.93%
Weighted average note rate	2.95%	3.13%
Weighted average service fee	0.2638%	0.2738%

Change in Fair Value of Mortgage Servicing Rights

Effective January 1, 2021, the Company adopted the fair value method of accounting for mortgage servicing rights. In connection with this accounting change, the Company recorded an approximate $3.4 million increase to MSR assets and retained earnings as of January 1, 2021. During the third quarter of 2021, the fair value of MSR assets declined by approximately $155.6 million which was attributable to declines of approximately $217.0 million due to realization of cash flows and decay (including loans paid in full), offset by an increase of approximately $61.5 million as a result of changes in valuation assumptions, primarily increases in interest rates. During the nine months ended September 30, 2021, the fair value of MSR assets declined by approximately $433.9 million, which was attributable to a decline of approximately $655.2 million due to realization of cash flows and decay (including loans paid in full), offset by an increase of approximately $221.2 million as a result of changes in valuation inputs or assumptions, primarily increases in interest rates. In addition, during the third quarter of 2021, the Company recorded a $14.9 million reserve for its estimated obligation for protection provisions granted to the buyer and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.

Gain (loss) on sale of mortgage servicing rights

    The Company recognized a loss on sale of MSRs of $5.4 million during the three months ended September 30, 2021 related to a provision for an uncollectible receivable from a single counterparty that arose in connection with 2020 MSR sale transactions, as compared to a loss of $0.3 million for the three months ended September 30, 2020.

Loss on sale of MSRs was $0.7 million for the nine months ended September 30, 2021, compared to a loss on sale of MSRs of $65.8 million for the nine months ended September 30, 2020. The loss in 2021 was due to the release of a hold-back reserve from sales that occurred in 2020, partially offset by the $5.4 million uncollectible receivables reserve mentioned above. The loss in 2020 related to MSR bulk sale transactions for which occurred in 2020.

Interest income

    Interest income was $102.1 million for the three months ended September 30, 2021, an increase of $62.0 million, or 155%, as compared to $40.0 million for the three months ended September 30, 2020. The increase was primarily driven by increased volume of loans on the balance sheet in 2021, due to increased production and longer aggregation periods for private label securitization transactions.

Interest income was $227.2 million for the nine months ended September 30, 2021, an increase of $107.9 million, or 90%, as compared to $119.3 million for the nine months ended September 30, 2020. The increase was primarily driven by the same factors mentioned above.

Expenses

    Expenses for the periods presented were as follows:

	For the three months ended September 30,		Change $	Change %
	2021	2020
Salaries, commissions and benefits	$164,971	$206,174	$(41,203)	(20.0)%
Direct loan production costs	18,980	16,685	2,295	13.8%
Marketing, travel, and entertainment	14,138	3,608	10,530	291.9%
Depreciation and amortization	9,034	2,749	6,285	228.6%
Servicing costs	29,192	15,320	13,872	90.5%
Amortization, impairment and pay-offs of mortgage servicing rights	—	68,928	(68,928)	(100.0)%
General and administrative	39,148	28,484	10,664	122.1%
Interest expense	90,221	40,620	49,601	37.4%
Other (income)/expense	(8,710)	—	(8,710)	100.0%
Total expenses	$356,974	$382,568	$(25,594)	(6.7)%

	For the nine months ended September 30,		Change $	Change %
	2021	2020
Salaries, commissions and benefits	$550,983	$462,706	$88,277	19.1%
Direct loan production costs	47,660	39,864	7,796	19.6%
Marketing, travel, and entertainment	37,138	13,913	23,225	166.9%
Depreciation and amortization	24,676	8,071	16,605	205.7%
Servicing costs	72,767	41,286	31,481	76.3%
Amortization, impairment and pay-offs of mortgage servicing rights	—	357,728	(357,728)	(100.0)%
General and administrative	96,867	70,835	26,032	89.9%
Interest expense	215,884	113,683	102,201	36.8%
Other (income)/expense	(27,544)	—	(27,544)	100.0%
Total expenses	$1,018,431	$1,108,086	$(89,655)	(8.1)%

Total expenses

    Total expenses were $357.0 million for the three months ended September 30, 2021, a decrease of $25.6 million, or 7%, as compared to $382.6 million for the three months ended September 30, 2020. Effective January 1, 2021, we made an election to account for all classes of MSRs using the fair value method. Under this new accounting policy for MSRs, the change in fair value of MSRs is reported as part of total revenue, net, and MSRs are no longer amortized and subject to periodic impairment testing. Therefore, there is no similar amount recorded for the amortization, impairment and pay-offs of MSRs for the third quarter of 2021, compared to amortization, impairment and pay-offs of MSRs of $68.9 million in the third quarter of 2020.

Excluding the $68.9 million of amortization, impairment and pay-offs of MSRs in 2020, total expenses increased by $43.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase in interest expense of $49.6 million during the three months ended September 30, 2021 compared to the same period in 2020, primarily due to interest expense on the $800.0 million of 2020 Senior Notes issued in November of 2020 and $700.0 million of 2021 Senior Notes issued in April 2021, as well as higher interest expense on warehouse facilities resulting from increased loan production. Servicing costs also increased $13.9 million, from $15.3 million in the third quarter of 2020 to $29.2 million in the third quarter of 2021 due to the increase in the servicing portfolio. The increase in total expenses was partially offset by a decrease of $41.2 million, or 20% in salaries, commissions and benefits in the three months ended September 30, 2021 as compared to the same period in 2020, primarily resulting from a decrease in bonus accruals, offset by an increase in payroll expense as a result of increased headcount to support the increased loan volume and overall Company growth. Headcount increased by approximately 1,700 team members from approximately 6,700 at September 30, 2020 to approximately 8,400 at September 30, 2021. In addition, during the three months ended September 30, 2021, the Company recorded $8.7 million of other income related to a $12.1 million decrease in fair value of warrants offset partially by a $3.4 million increase in the Tax Receivable Agreement liability due to the sale of the MSR assets that existed prior to the consummation of the business combination.

Total expenses were $1.02 billion for the nine months ended September 30, 2021, a decrease of $89.7 million, or 8%, as compared to $1.11 billion for the nine months ended September 30, 2020. As noted above, the fair value accounting election for MSRs was made effective January 1, 2021, and there is no similar amount recorded for the amortization, impairment and pay-offs of MSRs for the nine months ended September 30, 2021, as compared to amortization, impairment and pay-offs of MSRs of $357.7 million for the nine months ended September 30, 2020.

Excluding the $357.7 million of amortization, impairment and pay-offs of MSRs in 2020, total expenses increased by $268.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in interest expense of $102.2 million due to the same factors mentioned above. Salaries, commissions and benefits increased $88.3 million, or 19%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to increased headcount to support the business growth. Servicing costs increased $31.5 million during the nine months ended September 30, 2021 as compared to the same period in prior year due to the increase in the servicing portfolio. In addition, the Company recorded $27.5 million of other income for the nine months ended September 30, 2021 which represents a $30.9 million decrease in the fair value of the liability for the Public and Private Warrants from the closing date of the business combination transaction through September 30, 2021, partially offset by an increase of $3.4 million in the Tax Receivable Agreement liability due to the sale of the MSR assets that existed prior to the consummation of the business combination.

Income Taxes

We recorded a $3.5 million and $17.8 million provision for income taxes during the three and nine months ended September 30, 2021, respectively, compared to provisions for income taxes of $0.8 million and $1.5 million for the three months and nine months ended September 30, 2020, respectively. The increase in the provision for income taxes year over year was primarily due to the change in the Company's tax status upon completion of the business combination transaction. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation for year to date includes income only from January 21, 2021 to September 30, 2021, which represents the period in which the Company had an ownership interest in Holdings LLC.

Net income

Net income was $329.9 million for the three months ended September 30, 2021, a decrease of $1.12 billion, as compared to $1.45 billion for the three months ended September 30, 2020. The decrease was primarily the result of the decrease in total revenues of $1.14 billion and a decrease in total expenses of $25.6 million, as further described above.

Net income was $1.33 billion for the nine months ended September 30, 2021, a decrease of $682.1 million, as compared to $2.01 billion for the nine months ended September 30, 2020. The decrease was primarily the result of the decrease in total revenues of $755.5 million and a decrease in total expenses of $89.7 million, as further described above.

Net income attributable to the Company of $25.2 million and $81.5 million for the three and nine months ended September 30, 2021, respectively, reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for the three months ended September 30, 2021 and from January 21, 2021 through September 30, 2021, respectively.

Liquidity and Capital Resources

Overview

    Historically, our primary sources of liquidity have included:
•borrowings including under our warehouse facilities and other financing facilities;
•cash flow from operations and investing activities, including:
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

    Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls from a majority of our warehouse lenders. When considering the full fair value of the loans, the required decline is even more significant. Typically, we do not receive margin calls on a majority of our warehouse lines. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of September 30, 2021, there were no outstanding exchanges of collateral.

    The amount owed and outstanding on our warehouse facilities fluctuates based on our origination volume, the amount of time it takes us to sell the loans we originate, our cash on hand, and our ability to obtain additional financing. We reserve the right to arrange for the early payment of outstanding loans and advances from time to time. As of September 30, 2021, the self-warehouse amount was insignificant. As we accumulate loans, a significant portion of our total warehouse facilities may be utilized to fund loans.

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of September 30, 2021.

Facility Type	Collateral	Line Amount as of September 30, 2021[1]	Expiration Date	Total Advanced Against Line as of September 30, 2021 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$300 Million	11/16/2021	272,308
Master Repurchase Agreement	Mortgage Loans	$250 Million	12/23/2021	95,943
Master Repurchase Agreement	Mortgage Loans	$1 Billion	1/10/2022	862,650
Master Repurchase Agreement	Mortgage Loans	$3.5 Billion	2/23/2022	2,516,316
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/4/2022	379,161
Master Repurchase Agreement	Mortgage Loans	$150 Million	5/24/2022	129,404
Master Repurchase Agreement	Mortgage Loans	$200 Million	7/6/2022	186,653
Master Repurchase Agreement	Mortgage Loans	$400 Million	10/20/2022	309,810
Master Repurchase Agreement	Mortgage Loans	$1 Billion	4/23/2023	905,118
Master Repurchase Agreement	Mortgage Loans	$2 Billion	5/26/2023	987,968
Master Repurchase Agreement	Mortgage Loans	$4 Billion	7/28/2023	2,394,222
Master Repurchase Agreement	Mortgage Loans	$700 Million	8/30/2023	573,280
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	9/18/2023	671,432
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$250 Million (ASAP+ see below)	No expiration	203,125
Master Repurchase Agreement	Mortgage Loans	$150 Million (EF - see below)	No expiration	560
				$10,487,950
1 An aggregate of $1.7 billion of these line amounts is committed as of September 30, 2021.

Early Funding Programs

    We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2021, the amount outstanding through the ASAP+ program was approximately $203.1 million and $0.6 million was outstanding under the EF program.

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

    The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date that can be terminated by either party upon written notice. As of September 30, 2021, no amount was outstanding under this line.

Covenants

    Our warehouse facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of September 30, 2021 and December 31, 2020.

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

The indentures governing the 2020 Senior Notes and the 2021 Senior Notes contain customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of both indentures as of September 30, 2021.

Borrowings Against Investment Securities

The Company entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of September 30, 2021, we had $32.6 million outstanding under a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements.

Equipment Note Payable

As of September 30, 2021, we had $2.3 million outstanding under four equipment finance term notes, which are primarily collateralized by computer-related hardware. One of the equipment finance term notes that was outstanding as of December 31, 2020, with a balance of $24.6 million, was paid off and terminated in April 2021.

Finance Leases

As of September 30, 2021, our finance lease liabilities were $60.9 million, $29.5 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from two to fifteen years.

Cash flow data for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	For the nine months ended September 30,
($ in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(3,753,859)	$1,390,158
Net cash provided by investing activities	189,569	214,117
Net cash provided by (used in) financing activities	3,291,363	(981,763)
Net (decrease) increase in cash and cash equivalents	$(272,927)	$622,512
Cash and cash equivalents at the end of the period	950,910	755,795

Net cash used in operating activities

    Net cash used in operating activities was $(3.8) billion for the nine months ended September 30, 2021 compared to net cash provided by operating activities of $1.4 billion for the same period in 2020. The decrease in cash flows from operating activities was primarily driven by a decrease in net income and higher loan production, which results in increases in mortgage loans outstanding and capitalization of mortgage servicing rights.

Net cash provided by investing activities

    Net cash provided by investing activities was $189.6 million for the nine months ended September 30, 2021 compared to $214.1 million of net cash provided by investing activities for the same period in 2020. The decrease in cash flows provided by investing activities was primarily driven by the increase in purchases of premises and equipment, partially offset by an increase in proceeds from the sale of MSRs.

Net cash provided by (used in) financing activities

    Net cash provided by financing activities was $3.3 billion for the nine months ended September 30, 2021 compared to cash used in financing activities of $(981.8) million for the same period in 2020. The increase in cash flows provided by financing activities in 2021 was primarily driven by an increase in net borrowings under warehouse lines of credit (due to increased mortgage loans at fair value), net proceeds from the issuance of the 2021 Senior Notes, proceeds from borrowings against investment securities, and the net proceeds from the business combination transaction, partially offset by distributions to SFS Corp. and dividends paid to Class A common stockholders, Class A common stock repurchases, and increases in net repayments under equipment notes payable and finance lease liabilities.

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

    Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Interest rate lock commitments—fixed rate	$16,861,339	$10,594,329
Interest rate lock commitments—variable rate	47,252	—
Commitments to sell loans	4,317,072	480,894
Forward commitments to sell mortgage-backed securities	22,948,364	16,121,845

Off Balance Sheet Arrangements

    As of September 30, 2021, we had sold $1.7 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in October 2021.

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

    We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used September 30, 2021 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of September 30, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	September 30, 2021
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$121,380	$(132,430)
MSRs	(81,719)	76,772
IRLCs	182,829	(206,165)
Total change in assets	$222,490	$(261,823)
Increase (decrease) in liabilities
FLSCs	$(315,096)	$340,191
Total change in liabilities	$(315,096)	$340,191

Credit risk

    We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and nine months ended September 30, 2021, our originated loans had a weighted average loan to value ratio of 71.87% and 71.24%, and a weighted average FICO score of 747 and 751, respectively. For the three and nine months ended September 30, 2020, our originated loans had a weighted average loan to value ratio of 69.35% and 71.89%, and a weighted average FICO score of 764 and 757, respectively.

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

    In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three and nine months ended September 30, 2021 or September 30, 2020.

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
•    our effectiveness in hedging our investments;
•    our approach and goals with respect to technology;
•    our current infrastructure, client-based business strategies, strategic initiatives and product pipeline;
•    the impact of various interest rate environments and changes in LIBOR on our future financial results of operations;
•    our evaluation of competition in our markets and our relative position;
•    our accounting policies;
•    macroeconomic conditions that may affect our business and the mortgage industry in general;
•    political and geopolitical conditions that may affect our business and the mortgage industry in general; and
•    the impact of litigation on our financial position;

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
•    our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates;
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
•    our exposure to risk relating to the transition from LIBOR and the volatility of LIBOR or any replacement reference rate, which can result in higher than market interest rates;
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
•    the risk that we may become subject to legal actions that if decided adversely, could be detrimental to our business;
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On December 11, 2020, a complaint was filed against United Wholesale Mortgage, LLC (f/k/a United Shore Financial Services, LLC) in the United States District Court for the Eastern District of Michigan by three independent mortgage brokers. The plaintiffs are seeking class certification and monetary damages for alleged unpaid origination fees arising from a change in UWM’s commission policy. Our motion to dismiss these claims is currently pending.

On April 23, 2021, a complaint was filed in the United States District Court for the Middle District of Florida against UWM Holdings Corporation and Mat Ishbia, individually by The Okavage Group, LLC on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After UWM Holdings Corporation and Mat Ishbia filed a motion to dismiss the complaint, The Okavage Group filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Plaintiff’s motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, The Okavage Group dropped UWM Holdings Corporation as a defendant and added United Wholesale Mortgage, LLC as a defendant. The Okavage Group purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with independent mortgage advisors who also sold mortgage loans to two certain market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. The plaintiffs are seeking class certification, treble damages, attorneys’ fees and injunctive relief. Our renewed motion to dismiss this action was filed on September 7, 2021, and is currently pending before the Court.

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
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding Class A common stock during the three months ended September 30, 2021:

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
July 1-31, 2021	1,079,325	$7.82	1,079,325	$285,423
August 1-31, 2021	370,675	7.55	370,675	282,623
September 1-30, 2021	502,018	7.21	502,018	279,004
Total	1,952,018	$7.61	1,952,018

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement

On August 12, 2021, Pontiac Center East LLC, a Michigan limited liability company (“Pontiac”) an entity controlled by Mat Ishbia, our Chief Executive Officer, and UWM, entered into an amendment to that certain Lease Agreement, dated as of January 1 , 2021 (the “Lease Agreement”). The amendment (i) expanded the real property rented by UWM (the “Additional Property”) and (ii) increased the rental payment payable each month to account for the Additional Property. All other material terms of the Lease Agreement remained the same.

The foregoing amendment description does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the amendment, a copy of which is filed with this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description

10.14.1	Amendment to Lease Agreement dated August 12, 2021 by and between Pontiac Center East LLC and United Wholesale Mortgage, LLC.

31.1	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

UWM HOLDINGS CORPORATION

Date: November 9, 2021	By:	/s/ Timothy Forrester
Timothy Forrester
Executive Vice President, Chief Financial Officer