Form 10-K
period 2021-12-31
UWM Holdings Corp
filed 2022-03-01
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2021 was $774,077,257, based on the closing price on the New York Stock Exchange on that date of $8.45. (Does not include shares issuable upon exercise of warrants).

As of February 24, 2022, the registrant had 92,529,679 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2022 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•    our ability to implement our corporate strategy, including retaining our leading position in the wholesale lending channel, and the impact of such strategy on our future operations and financial and operational results;
•    our strategic advantages and the impact that those advantages will have on future financial and operational results;
•    the advantages of the wholesale mortgage market;
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

RISK FACTOR SUMMARY

An investment in our securities involves substantial risk. Our ability to execute on our strategy also is subject to certain risks. The risks described under the heading “Risk Factors” immediately following the Summary below may cause us not to realize the full benefits of our competitive strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges and risks we face include the following:
•our dependence on macroeconomic and U.S. residential real estate market conditions, including changes in U.S. monetary policies that affect interest rates;
•our reliance on our warehouse facilities to fund mortgage loans and otherwise operate our business, leveraging of assets under these facilities and the risk of a decrease in the value of the collateral underlying certain of our facilities causing an unanticipated margin call;
•our ability to sell loans in the secondary market, including to government sponsored enterprises, and to securitize our loans into mortgage-backed securities through the GSEs and Ginnie Mae;
•our dependence on the GSEs and the risk of changes to these entities and their roles, including, as a result of GSE reform, termination of conservatorship or efforts to increase the capital levels of the GSEs;
•changes in the GSEs’, FHA, USDA and VA guidelines or GSE and Ginnie Mae guarantees;
•our dependence on licensed residential mortgage officers or entities, including brokers that arrange for funding of mortgage loans, or banks, credit unions or other entities that use their own funds or warehouse facilities to fund mortgage loans, but in any case do not underwrite or otherwise make the credit decision with regard to such mortgage loans to originate mortgage loans;
•the unique challenges posed to our business by the COVID-19 pandemic and the impact of governmental actions taken in response to the pandemic on our ability to originate mortgages, our servicing operations, our liquidity and our team members;
•the risk that an increase in the value of the MBSs we sell in forward markets to hedge our pipeline may result in an unanticipated margin call;
•our inability to continue to grow, or to effectively manage the growth of, our loan origination volume;
•our ability to continue to attract and retain our Independent Mortgage Broker relationships;
•the occurrence of a data breach or other failure of our cybersecurity;
•loss of key management;
•reliance on third-party software and services;
•reliance on third-party sub-servicers to service our mortgage loans or our mortgage servicing rights;
•intense competition in the mortgage industry;
•our ability to implement technological innovation;
•our ability to continue to comply with the complex state and federal laws, regulations or practices applicable to mortgage loan origination and servicing in general, including maintaining the appropriate state licenses, managing the costs and operational risk associated with material changes to such laws;
•fines or other penalties associated with the conduct of Independent Mortgage Brokers;
•errors or the ineffectiveness of internal and external models or data we rely on to manage risk and make business decisions;
•loss or inability to enforce intellectual property rights or contractual rights;
•risk of counterparty terminating servicing rights and contracts;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and team members.

PART I
Item 1. Business

Unless otherwise indicated or the context otherwise requires, when used in this Annual Report, the term “UWMC” means UWM Holdings Corporation, “UWM” means United Wholesale Mortgage, LLC and "the Company," “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

Overview

We are the publicly traded indirect parent of United Wholesale Mortgage, LLC (“UWM”). UWM is the second largest direct residential mortgage lender and the largest wholesale mortgage lender in the U.S., originating mortgage loans exclusively through the wholesale channel. With approximately 8,000 team members, as of December 31, 2021, and a culture of continuous innovation of technology and enhanced client experience, UWM leads the market by building upon its proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

For the last seven years including the year ended December 31, 2021, we have been the largest Wholesale Mortgage Lender in the U.S. by closed loan volume. For the year ended December 31, 2021, we originated $226.5 billion in residential mortgage loans, which was an increase of $44.0 billion, or 24%, from the prior year. We generated $1.57 billion of net income during the year ended December 31, 2021, which was a decrease of $1.81 billion, or 53.6%, compared to net income of $3.38 billion for the year ended December 31, 2020. For the year ended December 31, 2020, we originated $182.5 billion in residential mortgage loans, an increase of 69% from the prior year. We generated $3.38 billion of net income for the year ended December 31, 2020, a 714.9% increase from 2019. Our 2021 mortgage production of $226.5 billion represented a 4.7% market share of all residential mortgage loans originated in the U.S.

Founded in 1986 and headquartered in Pontiac, Michigan, we have built a client-focused, team-oriented culture that strives to bring superior customer service, efficiency and operational stability to our clients, the Independent Mortgage Brokers. We were named as a "Best Places to Work in Financial Services and Insurance" by Fortune and a Top Work Place in Metro Detroit by the Detroit Free Press in 2021. We were ranked the #1 training team in the nation by Training Magazine in 2021.

On January 21, 2021 (the “Closing Date”), Gores Holdings IV, Inc. (“Gores IV”), our predecessor company, consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated September 22, 2020 (as amended by Amendment No. 1 thereto, dated December 14, 2020, the “Business Combination Agreement”) with SFS Holding Corp. (“SFS Corp.”), a Michigan corporation, UWM (f/k/a United Shore Financial Services, LLC), a Michigan limited liability company, and UWM Holdings, LLC (“Holdings LLC”), a Delaware limited liability company. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions,” and such completion, the “Closing”), UWM became an indirect subsidiary of Gores IV. In connection with the Transactions, Gores IV changed its name to UWM Holdings Corporation. We began trading on the New York Stock Exchange on January 22, 2021 under the ticker symbol UWMC.

Strategy

Our principal strategy that has driven our substantial growth over the past years, is our strategic decision to operate solely as a Wholesale Mortgage Lender—thereby avoiding conflict with our partners, the Independent Mortgage Brokers and their direct relationship with borrowers. We believe that by not competing for the borrower connection and relationship, we are able to generate significantly higher loyalty and satisfaction from our clients (i.e., Independent Mortgage Brokers) who, in turn, armed with our partnership tools are positioned to direct a growing share of the residential mortgage volume nationwide.

The residential mortgage loan financing process typically involves three stages:

•Initiate Borrower Connection. A broker or other party is approached by a potential borrower for a mortgage loan. This party advises the borrower on loan options, runs the initial credit check, gathers the borrower’s information for the loan application and submits the loan application.
•Underwrite, Close and Fund. The borrower’s loan application is reviewed, the mortgage loan is underwritten, the borrower is approved, the closing is arranged and the loan is funded, collectively referred to as loan origination.
•Portfolio or Package and Sell mortgage loan into Secondary Market Sales. The loan is either placed into an investment portfolio (in the case of banks and typically only for certain loans tied to shorter term interest rates) or packaged together with other loans and sold as MBS to investors in the secondary market.

We refer to a “Retail Mortgage Lender” as a lender that both offers its mortgage loans directly to individual borrowers and underwrites the mortgage loans. Certain Retail Mortgage Lenders also portfolio or package the mortgage loans for sale in the secondary market.

By comparison, a “Wholesale Mortgage Lender” is a lender that originates, underwrites and closes a mortgage loan arranged by an Independent Mortgage Broker.

We operate exclusively as a Wholesale Mortgage Lender and focus only on the wholesale channel so that we can be a true partner to our clients (all of which are Independent Mortgage Brokers). We do not work directly with the borrower during the mortgage loan financing process.

Many, if not all, of our competitors are primarily Retail Mortgage Lenders that also compete in the wholesale channel as Wholesale Mortgage Lenders. We believe that by competing in both channels, our competitors have an inherent conflict that makes them a less attractive option for Independent Mortgage Brokers when deciding which lender to work with when originating a mortgage loan. We further believe that this competitive advantage is a major reason that has and will continue to drive market share growth and loan production as the wholesale channel grows.

Integral components of our strategy are (1) continuing our leadership position in the growing wholesale channel by investing in technology and partnership tools designed to meet the needs of Independent Mortgage Brokers and their customers, (2) capitalizing on our strategic advantages which include a singular focus on the wholesale channel, a family-controlled business that can quickly adapt to market conditions and opportunities, and ample capital and liquidity, (3) employing our six pillars (see below) to drive a unique culture that we believe results in a durable competitive advantage and (4) originating high quality loans, the vast majority of which are backed directly or indirectly by the federal government, to minimize market risks and to maximize opportunity in different macroeconomic environments.

Leading in the Growing Wholesale Channel

Following the recession of 2008 and the resulting adoption of significant banking regulations, the percentage of residential mortgage loans originated by non-banks has grown significantly. Our business has represented a large percentage of that growth, but with a singular focus on the wholesale channel since 2014.

According to the Nationwide Multistate Licensing System ("NMLS"), as of September 30, 2021, there were approximately 390,000 federally registered mortgage loan officers in the U.S. Our exclusive focus on the wholesale channel has resulted in relationships with over 11,000 independent broker businesses throughout the U.S., with over 45,000 associated loan officers—of which approximately 35,000 have submitted a loan to us during the year 2021. As the wholesale channel continues to grow, especially in a rising rate environment, we see a significant opportunity for these mortgage loan officers to join the wholesale channel.

Benefits to Borrower

•Provides Trusted Advisor in Complex Financial Instruments. Independent Mortgage Brokers serve as advisors to borrowers, leveraging their deep knowledge base of complex financial products to help borrowers make informed decisions. Independent Mortgage Brokers assist prospective borrowers in analyzing their financial situation, assessing his or her credit history and current mortgage and making an informed decision based on their personal circumstances.
•Maximizes Optionality. Independent Mortgage Brokers are able to provide borrowers with multiple options on product structure and pricing rather than being rooted in a single platform offering, which we believe empowers borrowers and enhances their borrowing experience. We believe that Independent Mortgage Brokers are able to deliver borrowers access to better rates than their Retail Mortgage Lender counterparts. As a partner to our clients, we continually strive to provide a range of residential loan options, so that our clients can match the needs of their borrowers with our product offerings.
•Streamlines and Enhances the Experience. Independent Mortgage Brokers are best positioned to be the single personalized point-of-contact for the loan process and provide borrowers a superior customer service experience.
•Aligns Interest. In the wholesale channel, the interests of the Independent Mortgage Broker and the borrower are aligned to achieve the best outcome for the borrower—which increases borrower loyalty to the Independent Mortgage Broker and provides a greater likelihood that the borrower will retain the advisor for future transactions.

Benefits to Independent Mortgage Broker

•Drives Brand Recognition and Loyalty. We believe that allowing Independent Mortgage Brokers to “own” the relationship with the borrower drives client brand recognition and loyalty. When borrowers view their Independent Mortgage Brokers as the person who delivered the superior results, rather than just as a conduit to funding, they are more likely to return to that Independent Mortgage Broker for their next residential mortgage loan, whether it is a new purchase or a refinance. Our technology provides Independent Mortgage Brokers with advanced personalized marketing tools to establish and maintain their borrower relationships.
•Offers Flexibility. We believe that Independent Mortgage Brokers and their loan officers are better served by the wholesale channel as it provides them the flexibility of matching their borrowers’ needs with the most applicable lender and lender program. A Wholesale Mortgage Lender needs to earn business every day. If the Wholesale Mortgage Lender is not faster, easier and more affordable, it will not be successful in earning that business. For example, if speed to close is the most important factor to a borrower because a purchase contract is going to expire, and a particular lender is backed up in underwriting, a loan officer that works as an Independent Mortgage Broker can select the lender that is best positioned to meet the borrower’s requirements, whereas a “captive” loan officer cannot. Similarly, if a particular lender does not offer a product type (e.g., non-Qualified Mortgage loans which we do not offer), the needs of the borrower can still be met by arranging the loan with a different lender—that flexibility may not available for a captive loan officer.
• Protects Relationship with Borrower. Utilizing the wholesale channel with a true Wholesale Mortgage Lender allows Independent Mortgage Brokers to maintain their relationships with borrowers throughout the mortgage lending process and beyond with less risk of being replaced by the lender in the next new purchase or a refinance. Retail Mortgage Lenders that dabble in the wholesale channel do not afford this protected relationship.
•Ability to Provide Superior Sophisticated and Personalized Service. The wholesale channel allows Independent Mortgage Brokers to offer a diverse set of product options and capitalize on the benefits of scale to offer superior service, such as turn times and pull through rates, with the focus on personal service. Our suite of full-service technology platforms positions Independent Mortgage Brokers to effectively compete with banks and other non-bank loan originators by delivering a closely managed end-to-end experience for the borrower from origination through closing.

Benefits to UWM
•Access to Extensive Network. The wholesale channel offers us access to a broad network of Independent Mortgage Brokers, reducing reliance on any one entity or any geographic region.
•Volume Levels Supports Significant Automation. Our volume allows for significant investment in automating each step of the residential loan process, which in turn reduces error rates, improves customer service and enhances efficiency.
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
•Strong Brand Recognition. Our leading position as a Wholesale Mortgage Lender and ability to deliver superior client service provides us strong brand recognition with Independent Mortgage Brokers. As of December 31, 2021, we were the second largest residential mortgage lender in the U.S. and were the largest Wholesale Mortgage Lender. For the year ended December 31, 2021, we had approximately 31% market share in the wholesale channel (based on data released by Inside Mortgage Finance ("IMF")). Our high degree of operating leverage enables us to invest in, and deliver to our clients, a full suite of technology and workflow solutions that allow for industry-leading closing times for our clients, which contributes to long-term brand recognition with clients. Furthermore, by focusing exclusively on the wholesale mortgage market we are able to differentiate ourselves with clients as a partner in their success rather than a potential competitor.
•Operational Excellence. We believe our exclusive focus on the wholesale channel provides us with a differentiated, client-centric business model that allows for scaled, efficient and centralized processes and the ability to focus on high quality loans. For the year ended December 31, 2021, we originated approximately 654,000 loans, up from approximately 561,000 loans for the year ended December 31, 2020. For the year ended December 31, 2021, our average application to clear to close time was 18 business days, compared to management's estimate of the industry average of 46 days for 2021 (per the December 2021 ICE Mortgage Technology Origination Insight Report). During 2021, we closed an average of 8.3 loans per month per production team member, as compared to an average of 9.9 loans per month per production team member during 2020, well above the industry average of 3.6 during the nine months ended September 30, 2021 (based on a Mortgage Bankers Association report). We consistently receive positive client feedback and received an 87% average monthly client Net Promoter Score ("NPS") for the year ended December 31, 2021, as well as an 86% average monthly client NPS for the the past five years, evidencing the effectiveness of our business model.
•Innovative Technology Platforms. Leveraging our culture of continuous technological innovation, we have built proprietary technology platforms and exclusively license technology that support our clients and borrowers to provide what we believe to be a best-in-class client experience. We believe that our technology platforms provide us with a competitive advantage, driving client retention and offering the ability to efficiently and quickly achieve closings on loan originations. We offer our clients a complete platform with a highly efficient, external-facing interface that includes required regulatory and compliance mechanisms. We seek to continuously improve and innovate our technology platforms and have a team of over 1,100 full time team members as of December 31, 2021 committed to our information systems and technologies.
•Focus on High Quality, Agency Loans. We focus on the underlying credit quality of mortgage loans that we originate, with a vast majority of loans representing conforming, agency production. For the year ended December 31, 2021, our borrowers had a weighted average FICO score of approximately 750; and for the year ended December 31, 2020, our borrowers had a weighted average FICO score of 758.

Employing Our Six Pillars to Drive a Durable Competitive Advantage
    We were founded with a simple goal in mind: attract great people, to a great workplace, and give them the tools they need to do great work. Our culture is based on six pillars:

•People—our people are the secret to our success. We invest in our team members with continuous and real-time training so they can continue to set the standard. Team members are given a path to succeed and are rewarded for that success.
•Service—We pride ourselves on creating a memorable service experience for every partner. Internal service among team members is critical.
•Relationship driven—Our long-term reputation is more important than short-term gains. We place a premium on creating lasting relationships with our clients and counterparties, such as our Independent Mortgage Brokers, warehouse banks, vendors, regulators and other agencies.
•Thumb pointers—Team members are focused on accountability and personal responsibility. Our team members concentrate on taking ownership, improving and delivering results.
•Continuous improvement—We develop and introduce cutting-edge, industry leading technology and information processes.
•Fun and friendship—We are a big believer that work can (and should) be fun. It’s about finding your passion and purpose—but always leaving time for friendship and camaraderie. We were named as a "Best Places to Work in Financial Services and Insurance" by Fortune and a Top Work Place in Metro Detroit by the Detroit Free Press in 2021. We were ranked the #1 training team in the nation by Training Magazine in 2021.

These core principles influence everything we do and form the basis of our client-focused culture. In addition to providing superior customer service to our clients, we also take business actions to support our clients.

Originating High Quality Loans Backed Directly or Indirectly by the Federal Government to Minimize Risks and to Maximize Opportunity in Different Macroeconomic Environments

An integral component to our strategy is to originate high quality loans throughout the U.S. For the year ended December 31, 2021, our borrowers had a weighted average FICO score of approximately 750 as compared to a weighted average FICO score of 758 for the year ended December 31, 2020. The following charts illustrate our loan originations portfolio by type and FICO score mix for the year ended December 31, 2021:

We seek to have a balanced loan origination business model, with relatively higher purchase over refinancing mix which we believe has provided us the ability to deliver strong, stable and consistent growth in mortgage loan origination volume and profitability through both high and low interest rate cycles. Our model is focused on the origination business, with a specific focus on purchase loans; this area of the market has grown consistently over the last several years and, we believe, is more durable with respect to interest rate fluctuations than the refinance market. Historically, residential purchase mortgage loan origination volume has experienced less volatility in response to interest rate movements than the refinancing mortgage loan origination volume. Consequently, we believe that by focusing on the purchase business we will be better positioned to deliver more consistent volume in increasing and decreasing rate environments. In rising interest rate environments, we believe that our demonstrated reputation for excellent client service and short loan closing times will drive continued purchase mortgage volume, our broad client base will allow us to capitalize on lead generation and our cost structure will allow us to be more competitive on margins.

We currently retain the majority of the mortgage servicing rights ("MSRs") associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. In addition, our wholesale only business is uniquely positioned to capture a greater share of purchase originations and, we believe, provides a competitive advantage relative to correspondent or various retail origination models.

Market Opportunity

Residential Mortgage Loan Originations Continue to Grow. According to the Federal Reserve, residential mortgages represent the largest segment of the broader U.S. consumer finance market.

In 2021, annual residential mortgage origination volume reached $2.5 trillion, with an average volume of $2.4 trillion over the last five years. According to the Mortgage Bankers Association, there was approximately $4.05 trillion of residential mortgage debt outstanding in the U.S. as of September 30, 2021.

Despite rising home prices, shifting demographics have driven new and existing home sales which is driving increasing purchase volume (Sources: National Association of Realtors and U.S. Census Bureau; SAAR refers to seasonally adjusted annual rate):

As a percentage of the overall mortgage market, the wholesale channel has grown and is expected to continue to grow exponentially, providing us with an opportunity to capitalize on that growth:

Over the last several years, “online mortgage lenders” have become an increasing force within the industry. The mortgage industry has reached a critical inflection point where new technology and the growing use of digital mortgage applications has made it possible for the origination process to move more quickly. We believe we are well-positioned to capture and capitalize on this trend, as we develop and provide Independent Mortgage Brokers, that have the local and personal connection on a nationwide basis to consumers, with access to our proprietary and exclusively licensed technology platforms to enable our clients to succeed in this changing environment.

Our Loan Programs

Over the past 10 years we have developed technologies and processes that allow us to quickly introduce and market new loan programs or to adjust for existing loan programs and to adapt services and offerings to ever-changing markets for home financing. These technologies allow us to quickly and efficiently build guidelines, rules, pricing, and controls into our loan origination platforms and workflows; generate new loan documents, disclosures and program descriptions from our systems; and efficiently distribute internal communications. By having nimble and flexible systems that are controlled internally, we believe we are better positioned to take advantage of market opportunities when they present themselves and change the direction of loan programs when the market dictates.

Conventional agency-conforming mortgage loans

Since 2012, we have been primarily focused on originating conventional, agency-eligible loans that can be sold to Fannie Mae, Freddie Mac or transferred to Ginnie Mae pools for sale in the secondary market. Our conventional agency-conforming loans meet the general underwriting guidelines established by Fannie Mae and Freddie Mac. Loans that are written under the FHA program, the VA program or the USDA program are guaranteed by the governmental agencies and then transferred to Ginnie Mae pools for sale in the secondary market. All of our mortgage loans are underwritten to the “Qualified Mortgage” underwriting standards established by the Consumer Financial Protection Bureau ("CFPB"). For the year ended December 31, 2021, 90% of loans originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder were primarily jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors purely due to loan size.

The following table summarizes our loan production by loan type for the periods indicated.

($ in thousands) Loan Type	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Conventional Conforming	$183,178,860	$153,525,586	$76,207,713
FHA/VA/USDA	26,868,391	27,541,347	25,563,260
Non-Agency[1]	16,456,442	1,480,708	5,996,199
Total Loan Production	$226,503,693	$182,547,641	$107,767,172
Production volume (closest '000)	654,000	561,000	339,000
Average initial loan balance	$346	$325	$318

1 Represents jumbo products.

Our Mortgage Lending Process

We believe that our highly scaled, efficient and centralized mortgage lending processes are key to our success. Utilizing our proprietary system, “Easiest Application System Ever” (EASETM), and our dedicated team members we focus on client service, and loan quality throughout the entire loan origination, underwriting and closing processes. EASETM automates the process and, based on the jurisdictional requirements of the client and borrower, automatically generates the necessary documents required by us and by the clients for applications. The entire origination, underwriting and preparation of closing documents takes place in our centralized, paperless work environment where documents and data are entered into EASETM and are reviewed, processed and analyzed based on a set of pre-determined, rules-based workflows. We focus on speed to close as it is one of the primary metrics for client satisfaction. We believe our closing process is the most efficient in the industry and results in shorter application to clear-to-close times than any of the other major Retail Mortgage Lenders or Wholesale Mortgage Lenders. For the years ended December 31, 2021 and December 31, 2020, we delivered an average of 18 and 17 business days, respectively, from loan application to clear to close, as compared to management's estimates of the industry averages of 46 and 44 days, respectively.

Our rules-based mortgage loan origination system, or LOS allows multiple teams to work on the same loan at the same time, to track and be alerted to missing or incomplete items, to flag items in order to alert other team members of possible deficiencies and to have visibility into the history, status and progress of loans in process. We use advanced technologies and workflow systems to assist all underwriting and operations team members in prioritizing which loans require their immediate attention and to monitor each team’s progress so workload-balancing decisions can be made among the operation teams in real time and avoid bottlenecks.

Underwriting

Our underwriting process is one of our key strategic advantages as our extensive training program and technology platforms allow us to produce a portfolio of high-quality loans, with an industry-leading time from application to clear to close and maintain the superior level of client service that allows it to attract and retain our clients. All mortgage loans that we originate are underwritten in-house by our underwriting team. We invest significant time and resources in our underwriters through our robust training process to help them and us succeed. Regardless of their background or level of experience, each underwriter who joins us attends an in-house, intensive training session taught by our knowledgeable underwriting trainers. Following this initial training, each underwriter is assigned a mentor to supervise them. This commitment to training continues throughout an underwriter’s career with us. In addition, we hold daily meetings and weekly webcasts to keep our underwriters informed and knowledgeable about industry developments. We believe that our intensive training program is an integral component of our scalability as we are able to materially increase our underwriting resources, at a consistent quality, with less labor constraints and complications than our competitors.

Our clients, the Independent Mortgage Brokers, have the initial communication with a potential borrower and they receive from the borrower the relevant financial and property information to run a credit check and obtain a pre-approval through one of the automated underwriting systems. Once a pre-approval has been received, an Independent Mortgage Broker is able to seamlessly import the borrower’s information and documentation into our EASETM LOS without the need for extra data entry. One of our senior underwriters then reviews the file and, based on the loan product and the financial and other information provided, makes an underwriting decision. If the mortgage loan is approved, our system generates a “conditions to close” list based on the specifics of the borrower, the property and the loan product and a junior underwriter who generally takes ownership of the file ensuring that each of these conditions is met prior to granting a “clear-to-close.” Our underwriters will typically focus on one product line, but many are cross-trained in other loan products.

We utilize technology and automated processes throughout the underwriting process, to provide our underwriters “guard rails” and allow us to efficiently and effectively underwrite high-quality loans while mitigating risk. For example, if a loan product requires an 80% loan-to-value or a family gift is providing the portion of a deposit, our systems are programmed to automatically populate the appropriate conditions and not permit the loan to move on to the next step in the underwriting process until the appropriate documents are uploaded into the system. Another component of our check and balance processes is our loan quality review team who review multiple files for every underwriter every month. This permits us to provide real-time feedback and process improvement. We believe these systems and processes serve as guard rails to support our ability to produce high-quality loans and minimize risk in the underwriting process.

Loan closings

UWM UCloseTM, our document closing tool, allows clients to facilitate and easily control the closing process, including document generation, title company interaction and the timing of closing. In addition, we structure our closing process such that all conditions are satisfied prior to the generation of closing documents and therefore are able to provide clients and borrowers automatic funding for all closings. Once a title agent uploads the executed documents into UCloseTM, the funds are automatically wired to the appropriate parties. We believe that eliminating the hours of waiting in a title office leads to more satisfied borrowers and repeat business for us and our clients.

We believe we have achieved industry leading close times through the use of proprietary technology and process innovations such as DocHub, UClose and BOLT. Additionally, in 2021, we recognized that one of the pain points in timely closings were the delays in obtaining appraisals. Consequently, we launched UWM Appraisal Direct. Appraisal Direct provides mortgage brokers a streamlined, transparent process for the scheduling, execution and delivery of an appraisal that they can easily track, which we believe will deliver faster appraisals to offer a better experience and relieve a key pain point in the mortgage industry.

Capital Markets and Secondary Marketing

Our capital markets team is dedicated to maximizing loan sale profitability while at the same time minimizing operational, interest rate and market risks. This team manages the interest rate risk for the business and is responsible for interest rate lock management policies and procedures, hedging the pipeline, managing warehouse facilities and associated facility utilization and managing risk and sales of mortgage servicing rights on the balance sheet. We aggregate our loan production into pools that are (i) sold to Fannie Mae or Freddie Mac or securitized through the issuance of Fannie Mae or Freddie Mac bonds, (ii) transferred into Ginnie Mae pools and securitized by us into government-insured mortgage-backed securities, or (iii) sold outright or securitized to investors in the secondary mortgage market. Our primary access to the secondary market comes from pooling and selling eligible loans that we originate through Fannie Mae, Freddie Mac, and Ginnie Mae’s securitization programs. The goal of the capital markets team is to protect margin at origination, and to maximize execution at sale. We believe that our technologies, automated workflow and experienced capital markets team allow us to quickly aggregate and sell the pools of loans in order to make efficient use of our capital and warehouse facilities. Our focus on agency deliverable originations and speed to sale reduces our exposure to market volatility, liquidity risk and credit risk.

When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions (which commenced during the second quarter of 2021), we repurchase such loans from our warehouse lender and sell the pool of mortgage loans into the secondary market, but generally retain the mortgage servicing rights, or MSRs, associated with those loans. To the extent we generate non-agency loans, these loans are typically sold under an incentive-based servicing structure which permits us to retain servicing and control the borrower experience. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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

We manage our interest rate exposure to maintain a near-zero exposure. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we predominately utilize forward agency or Ginnie Mae To Be Announced ("TBA") securities as our primary hedge instrument. The TBA market is a secondary market where forward loan sale commitments ("FLSCs") or TBAs are sold by lenders seeking to hedge the risk that market interest rates may change and lock in a price for the mortgages they are in the process of originating.

We use a third-party platform to model our interest rate risk positions and provide baseline historical fallout models that we supplement with advanced modeling techniques and monitoring programs. We regularly validate the rate lock pull-through factor and evaluate the factor with every market and portfolio change. Sophisticated loan level models score the pipeline throughout the day ensuring our hedge ratios are in sync with market changes. Daily monitoring is intended to ensure the model attributes and results remain within our standards.

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

Under the Fannie Mae and Freddie Mac framework, lenders are, under certain conditions, relieved of seller representations and warranties that relate to the underwriting of the borrower, the property, or the project for loans delivered to Fannie Mae or Freddie Mac. Currently, to obtain such relief, loans must achieve an acceptable payment history or a successful full-file quality control review by Fannie Mae or Freddie Mac. Under the current framework, lenders are not relieved from representations and warranties with respect to the following matters:
•charter matters;
•misstatements, misrepresentations, and omissions;
•data inaccuracies;
•clear title/first-lien enforceability;
•compliance with laws and responsible lending practices; and
•single-family mortgage product eligibility.

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

Infrastructure, Systems and Technologies

Advanced technologies and systems

We are a technology driven company that continuously seeks to innovate and provide superior systems to our clients, with over 1,100 highly trained team members dedicated to our technology and information systems located in our Pontiac, Michigan headquarters as of December 31, 2021.

We focus on automating and providing sophisticated tools for loan origination functions, but also with respect to automating the infrastructure that supports those core operations, such as training, capital markets, human resources and facilities functions. Our integrated technology platforms create an automated, scalable, standardized and controlled end-to-end loan origination process that incorporates government/agency guidelines and loan program requirements into rules-based workflows, to ensure loans progress to closing only as conditions, guidelines and requirements are met and required information is provided and verified, and accounts for variations in state laws, loan programs and property type, among other variables.

Our client facing systems are generally proprietary (other than Blink+TM), developed in-house and were built to be scalable and readily modified, which allows us to quickly introduce enhanced features and to change loan program guidelines in response to market, industry and regulatory changes without excessive complex programming or dependency on outside entities. Our client facing systems (and their respective roll out dates) are as follows:
•BOLT (September 2021) – Allows mortgage brokers to obtain initial underwriting approval for qualified borrowers in as little as 15 minutes, which will enable brokers to close loans faster. We also believe that BOLT will unlock underwriter capacity and ultimately drive down our cost-per-loan.
•DocHubTM (November 2020) – Our custom-built document management system that allows team members to control the way they view, interact with, and deliver the documents required to close and fund loans. The program allows us to scale business without increasing costs associated with document storage, and processes can be designed in conjunction with the document management system for maximum efficiency.
•Blink+TM (September 2020) – A client facing point of sale (POS) system white-labeled for our clients. Blink+TM allows clients to access our products and pricing, automated underwriting system and fee templates. This solution syncs loan application data, including fees, with our EASETM program, and replaces a client’s costly existing system free of charge while encouraging lead conversion. Blink+TM integrates with Brand 360TM to convert leads into applications.
•InTouch Mobile App (September 2020) – A mobile app that allows our clients to handle virtually every aspect of the lending process, from underwriting through clear-to-close, without need for a desktop computer.
•Brand 360TM (October 2019) – Our all-encompassing marketing platform supports our clients’ growth and brand building capabilities. It provides useful communications tools to help our clients stay connected to borrowers and monitors home equity, new home listings, and rates to provide relevant market updates to ensure clients stay connected with potential new or repeat borrowers.
•UCloseTM (August 2015) – Our tool that allows clients to facilitate and easily control the closing process, notably timing, document generation, and title company interaction and the autonomous nature of the tool promotes more timely and efficient closings.
•EASETM (January 2015) – Our “Easiest Application System Ever” is our primary LOS that allows clients to interact with us and to select products, lock rates and run the Automated Underwriting System (AUS).

Our Blink+TM (POS) system was developed by a third party and has been white-labeled for our clients and integrated into our technology suite to provide Independent Mortgage Brokers a direct online method for communicating with us the information required for residential loan applications. We pay the Blink+TM developer per unit transaction fees, subject to a minimum monthly fee. Pursuant to our agreement with the Blink+TM developer, the developer has agreed to not make its online platform available to other wholesale lenders for a term that extends until November 2023 (or November 2024 to the extent that we have closed at least 25,000 loans using the platform during 2023), subject to a de minimis exception that includes our prior written consent for new participants.

In addition, we have internally developed enterprise level systems that:

•provide automated work queue prioritization, operational visibility and relevant metrics which allow us to readily detect and address bottlenecks and inefficiencies in the loan origination process,
•use custom electronic interfaces with vendors and transaction partners, which allow us to quickly obtain and import data into our systems in a form which does not require re-keying of information; and
•deliver desktop computer based training to efficiently and effectively train clients and internal operations teams on new programs and changes in guidelines.

We also maintain an enterprise data/metrics warehouse which provides our team with the ability to interface with statistical, analytical and reporting tools that provides senior management with visibility into key performance indicators in real time.

Data security & safeguards

    The Gramm-Leach-Bliley Act (“GLBA”) and other state and federal laws require that financial institutions take measures to safeguard the security and confidentiality of the personal financial information of their clients. Some states have passed laws to further protect client information, including laws that regulate the use of Social Security numbers as identifiers, require notifications to clients if the security of their personal information has been breached and/or require us to encrypt personal information when it is transmitted electronically. We employ various in-house and third-party technologies, and network administration policies, that are designed to:
•protect our computer network and network-accessible resources from unauthorized access;
•protect information stored on our computer network from losses, viruses, external threats and data corruption;
•protect the privacy of information on our computer network and with respect to transfers of information to and from our computer network; and
•protect our computer network and system availability from malicious attacks.

In light of constantly changing threats and vulnerabilities, no computer network can be said to be impervious from attack. However, we believe that the technologies and the information security program that we have adopted are appropriate to the size, complexity and scope of services we provide, as well as the nature of the information that we handle. Our network and information security team members are dedicated to monitoring security systems, evaluating the effectiveness of technologies against known risks and adjusting systems accordingly. In addition, we have outside firms specializing in network security perform periodic penetration testing and periodic internal audits of various information security functions. We also perform periodic audits of our systems for identity and access management.

Loan Servicing

In addition to loan origination, we derive revenue from MSRs related to our loan originations. After a loan is originated, loan servicers manage payments, delinquencies, and other administrative functions of mortgages for third party investors. Servicers derive contractual revenue from servicing fees on the UPB of the loans in their servicing portfolio as well as other ancillary income. The net present value of these expected future cash flows is represented on the balance sheet as MSRs. MSR valuations have traditionally increased with increased interest rates because higher rates lead to decreased prepayments, thereby extending the average life of the asset and increasing related expected cash flows. Conversely, decreases in long term interest rates generally result in a decrease in the value of the MSR portfolio due to the expectation of higher prepayments. As such, MSR cash flows provide a natural hedge to originations, as volumes tend to decline in rising interest rate environments and increase in declining interest rate environments.

We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market. We utilize two sub-servicers to service the loans for which we have retained servicing rights, one of which is a bank and one is a non-bank lender. By diversifying the type of sub-servicer, as well as splitting the MSR portfolio between two well recognized and capitalized sub-servicers, we believe it mitigates against certain risks inherent in the servicing business (whether done internally or outsourced to a sub-servicer). Our team of approximately 40 servicing oversight professionals is responsible for monitoring our sub-servicers. We have a robust sub-servicer oversight program to ensure a high level of borrower satisfaction and to support the relationships between those borrowers and our clients. Our in-house servicing team performs daily, monthly and quarterly testing to determine performance metrics and ensure agency and regulatory compliance and provides regular updates to our executive leadership team. We contractually obligate our sub-servicers to maintain appropriate licenses where required, maintain their approved servicer status with the applicable agencies and adhere to the applicable agency, investor or credit owner servicing guidelines and requirements in their servicing of mortgage loans for us.

Our servicing, quality control, internal audit, vendor relations, and legal and compliance teams perform various reviews of our servicing oversight program and operations. Our servicing team addresses any deficiencies with sub-servicers to ensure corrective action and controls are implemented.

As of December 31, 2021, our servicing portfolio consisted of approximately 1 million loans with an aggregate UPB of approximately $319.8 billion, a weighted average service fee of 0.2624% and weighted average note rate of 2.94%. As of December 31, 2020, our servicing portfolio consisted of approximately 607,000 loans with an aggregate UPB of approximately $188.3 billion, a weighted average service fee of 0.2738% and a weighted average note rate of 3.13%.

We have experienced delinquency rates in our servicing portfolio that are lower than the industry average, with the percentage of UPB of mortgage loans that are 60 or more days delinquent in payments (referred to as the “60+ delinquency rate”) of approximately 0.81% and 1.93% as of December 31, 2021 and 2020, respectively, compared to the industry average of 3.38% and 6.08%, based on data released by the Mortgage Bankers Association. We attribute this to both our commitment to high quality originations and our focus on client service within the servicing portfolio.

Advance obligations

As a servicer, we are obligated to service the loans according to the applicable agency, investor or credit owner guidelines and law. These obligations may require that we advance certain funds to securitization trusts and to others in the event that the borrowers are delinquent on their monthly mortgage payments. When a borrower remains delinquent, we may be required to advance principal and interest payments to the securitization trusts on the scheduled remittance date. We may also be required to advance taxes, insurance payments, legal fees, and maintenance and preservation costs with respect to property that is subject to foreclosure proceedings. These advances create a receivable due to us from the securitization trusts and/or borrower, and we recover these funds from the securitization trusts, from the borrower or from the proceeds of the sale of property in foreclosure. We had receivables of $135.1 million and $60.1 million as of December 31, 2021 and December 31, 2020, respectively, which are due to us from the securitization trusts and/or borrowers.

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

Competition for mortgage loan originations takes place on various levels, including brand awareness, marketing, convenience, pricing, and range of products offered. Notwithstanding the regulatory issues they face, banks that provide other financial services to homeowners may have advantages in soliciting home loans to their clients and have access to capital through deposits at lower costs than our warehouse facilities. However, despite these competitive pressures, we were able to more than double our originations over a two year period from $107.8 billion in 2019 to $226.5 billion in 2021. We have increased our share of the residential mortgage market due to a client-centric, disciplined, centralized approach to origination. In the face of significant changes in the mortgage market, we have maintained our commitment to high credit quality loans. Our focus on technology and process improvements creates a more efficient origination system for both us and our clients. This has been rewarded with strong client service scores, via our net promoter scores, which we believe is a significant competitive advantage.

Government Regulations Affecting Loan Originations and Servicing

Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, Federal Trade Commission (FTC) and various other state and quasi-governmental agencies that license, audit and conduct examinations of our mortgage servicing and origination activities. The 2008 financial crisis and related tumult in the residential mortgage market placed the residential mortgage industry under increased regulatory and public scrutiny and resulted in stricter and more comprehensive regulation of our business and of our clients. We devote substantial resources to regulatory compliance and collaborate across our legal, operations, underwriting and IT teams to maintain our compliance management systems.

Our loan origination and loan servicing operations are primarily regulated at the state level by state financial services authorities and administrative agencies, and at the federal level by the CFPB. In addition, our clients are subject to extensive regulation at the state level by state licensing authorities and administrative agencies. As described above, we monitor our clients’ compliance with applicable laws and regulations as a part of our enterprise risk management approach. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing and origination activities. GSEs, the Federal Housing Finance Agency (FHFA), the USDA, Ginnie Mae, HUD, various investors, non-agency securitization trustees and others also may subject us to periodic reviews and audits.

Numerous federal consumer protection laws, rules and regulations apply to our lending and servicing practices, including, but not limited to:

•Truth-In-Lending Act (TILA), including its implementing Regulation Z, which regulate mortgage loan origination activities, require certain disclosures be made to borrowers throughout the loan process regarding terms of mortgage financing, provide for a three-day right to rescind on some transactions, regulate certain higher-priced and high-cost mortgages, require lenders to make a reasonable and good faith determination that consumers have the ability to repay the loan, mandate home ownership counseling for mortgage applicants, impose restrictions on loan originator compensation, and apply to certain loan servicing practices;
•certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which, among other things, prohibits unfair, deceptive or abusive acts or practices;
•the Fair Credit Reporting Act (FCRA), as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, which regulate the use and reporting of information related to the credit history of consumers, require disclosures to consumers regarding the use of credit report information in certain credit decisions and require lenders to undertake remedial actions if there is a breach in the lender’s data security;
•the Equal Credit Opportunity Act (ECOA) and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and requires certain disclosures to applicants for credit;
•the Fair Housing Act (FHA), which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•Real Estate Settlement Procedures Act (RESPA) and Regulation X, which, among other things (1) require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan origination costs, and at closing with respect to certain loan servicing practices including escrow accounts, customer complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation and (2) prohibit kickbacks and certain unearned portions of charges for settlement services;
•the Homeowners Protection Act (HPA), which requires certain disclosures and the cancellation or termination of mortgage insurance once certain equity levels are reached;
•the Home Mortgage Disclosure Act (HMDA) and Regulation C, which require reporting of loan origination data, including the number of loan applications taken and their corresponding disposition statuses;
•the GLBA, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession;

•the Bank Secrecy Act (BSA) and related regulations including the Office of Foreign Assets Control (OFAC) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, which impose certain due diligence and recordkeeping requirements on lenders to detect and block money laundering that could support terrorist activities;
•the Fair Debt Collections Practices Act (FDCPA), which governs the collection of debt by certain third parties;
•the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act), which imposes state licensing requirements on mortgage loan originators; and
•the Servicemembers Civil Relief Act (SCRA), which provides financial protections for eligible service members.

In addition, we can be held potentially liable for the acts and practices of our clients for violations of various federal and state consumer protection and other laws and regulations, including but not limited to:

•RESPA and Regulation X, which is described above;
•the Federal Trade Commission Act (FTC Act), the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, each of which prohibit unfair or deceptive acts or practices and certain related practices; and
•the Telephone Consumer Protection Act (TCPA), which restricts telephone solicitations and the use of certain automatic telephone equipment.

Additionally, we are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service including, but not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, FHA, VA and USDA.

As noted above, the CFPB has federal regulatory, supervisory and enforcement authority over the residential mortgage loan origination and servicing industry. Specifically, the CFPB has rulemaking authority with respect to the federal consumer financial services laws applicable to mortgage lenders and servicers, including TILA, RESPA and the FDCPA. It supervises and examines residential mortgage lenders and servicers, including us. The CFPB’s enforcement jurisdiction is broad, and it has the ability to initiate investigations and enforcement actions against mortgage lenders and servicers for violations of applicable consumer financial services laws, including, but not limited to, the Dodd-Frank Act’s prohibitions on unfair, deceptive or abusive acts and practices. As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. Since its inception in 2011, the CFPB has exercised its enforcement jurisdiction aggressively with respect to mortgage industry participants, initiating investigations, entering into consent orders with significant monetary and injunctive relief, and initiating litigation. Often these matters have involved differing theories and interpretations of long-existing laws without first issuing industry guidance or rules.

The CFPB has been active and continues to amend rules and regulations within its purview. The CFPB’s rulemaking activities have included:

•Issuance of guidelines for examiners of mortgage lenders and servicers to assess compliance with applicable consumer finance laws. The CFPB has conducted examinations of our business pursuant to these guidelines and may conduct future examinations;
•Adoption of regulations regarding “ability to repay” and other origination standards and practices which require that, before originating a mortgage loan, a lender must determine, on the basis of certain information and according to specified criteria, that the prospective borrower has the ability to repay the loan; this rule also establishes several types of “Qualified Mortgages” that provide the creditor a presumption of compliance with the ability to repay requirement (HUD and the VA have issued rules defining “Qualified Mortgages” for the purposes of mortgages insured or guaranteed under each agency’s programs);
•Adoption of certain amendments to Regulation Z’s Home Ownership and Equity Protection Act (HOEPA) provisions which expanded the scope of HOEPA to include open-end credit, redefined “points and fees” for the purposes of determining whether a loan is a high-cost mortgage subject to the substantive and disclosure requirements of HOEPA, and the addition of a new prong to the definition of a high-cost mortgage relating to prepayment penalties that may be charged in connection with a residential mortgage loan;
•Implementation of new loan disclosure requirements to consolidate and revamp disclosures required under TILA and RESPA, which significantly changed consumer facing disclosure rules and added certain waiting periods to allow each consumer to reconsider the loan after receiving the required disclosures;
•Amendments to Regulation Z and Regulation X to adopt certain mortgage servicing standards set forth by the Dodd-Frank Act and other issues identified by the CFPB, including amendments to rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions and the establishment certain requirements relating to billing statements, payment crediting and the provision of payoff statements;
•Protections for Borrowers Affected by the COVID-19 pandemic under RESPA, Regulation X that, among other things, establishes temporary procedural safeguards to help ensure borrowers are reviewed for loss mitigation before noticing a foreclosure;
•Seeking a request for public comment on “junk fees” consumers may be subject to in connection with consumer financial products and services.

As noted above, we are also subject to the laws, regulations and rules of the states in which we operate. These laws, regulations and rules may differ by state and sometimes differ from federal standards, are sometimes vague and subject to differing interpretations – all of which exposes us to legal and compliance risks. For example, many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a borrower will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property.

Although we are not subject to the jurisdiction of the federal banking agencies, their actions are instructive as to emerging mortgage lending and servicing standards and regulatory expectations. Accordingly, as part of our compliance management systems, we monitor such developments closely. Consistent with the increased scrutiny of the mortgage industry we see from our primary regulators, there is also a marked increase in the scrutiny of bank mortgage lenders and servicers from the federal banking agencies. For example, in October 2011, the Office of the Comptroller of the Currency (OCC) entered into a consent order with subservicer Cenlar FSB for alleged compliance and control failures in connection with its mortgage servicing and subservicing activities.

The federal and state laws, rules and regulations to which we or our clients are subject affect nearly all aspects of our lending and servicing operations as well as those of our clients and partners. Given the extensive, complex and sometimes vague nature and scope of the laws, rules and regulations applicable to us, our clients and our partners and the judicial and administrative decisions and other actions interpreting them, we are subject to significant legal and compliance risks that could arise merely from inadvertent errors and omissions that we may not be able to eliminate entirely from our operations and activities or from the inadvertent errors of clients or partners that we may not be able to control for or address proactively.

Accordingly, these laws, rules and regulations impose significant obligations, costs and reporting requirements on all parts of our operations, and we must devote significant resources to ensure that we are compliant. Doing so adds to our administrative and overhead costs. Although a significant expense to us, we also believe that the complexity of governmental regulations and the cost of compliance is a competitive advantage insofar as it imposes barriers to entry, limiting market participants to those whose volume supports such costs. Laws, rules and regulations that affect participants in the residential mortgage lending process, such as Independent Mortgage Brokers, also afford us an opportunity to leverage our technology platform to develop processes that are faster, easier and more affordable for such participants and ultimately for consumers.

Cyclicality and Seasonality

The demand for loan originations is affected by consumer demand for home loans and the market for buying, selling, financing or re-financing residential real estate, which is primarily driven by interest rates and employment levels. Interest rates and employment levels are, in turn, affected by the national economy, regional trends, property valuations, and socio-economic trends, and by state and federal regulations and programs which may encourage or discourage certain real estate trends.

Human Capital Management

We are more than just a mortgage company, we are a team of focused professionals making dreams come true for hopeful homebuyers across the country. We have created a culture that celebrates team spirit and an environment where work-life balance is more than lip-service.

Every summer UWM hosts a fair, now in our parking lot, completely devoted to our team members and their families. Each team member is provided with tickets to use for rides, games and food. In October, each team within the Company decorates their area in a theme for Halloween. Then, UWM hosts, a Halloween event where all team members are invited to bring their children in to see all of the decorations and trick-or-treat throughout the building. No matter how big or small, there is always something to celebrate at UWM.

Team Members

Our team members are the secret to our success, and we believe our team is only as strong as we make it. As of December 31, 2021, we had approximately 8,000 team members substantially all of whom are based in our corporate campus in Pontiac, Michigan. We celebrate our team members and all of their accomplishments through various events throughout the year. From a Company family fair with over 20,000 smiling faces to afternoon dance parties, we believe that it is important to focus on the health and happiness of our team members and their family.

We provide a combination of health and retirement benefits to our eligible team members, including but not limited to coverage for medical care, vision, dental, life insurance, disability, 401(k) and paid time off. Our campus also offers team members easy ways to manage their health and welfare with a full-size indoor basketball court, an outdoor sand volleyball court, a large, state-of-the-art fitness center with a variety of fitness classes, a game room, featuring arcade games and table tennis, a primary care doctor's office and a full-time massage therapist.

We believe this commitment to our team members is why we have been recognized again in 2021 by numerous organizations for being a top employer and a great place to work. During 2021, a third-party employee engagement survey found that 81% of our team members believe that UWM is a great place to work and 89% believe that team members at UWM care about each other.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion so all team members feel respected and no team member feels discriminated against. Our diverse, inclusive culture was built to promote positive attitudes, strong work ethics and individual authenticity. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2021, approximately 45% of our team members were female and 28% of our team members that choose to identify their ethnicity identified as ethnically diverse. We are proud to have been named in 2021 as one of the Top Workplaces for Diversity Equity and Inclusion.

Engagement and Opportunities

Continuous improvement is a primary focus of our strategic plan and one of our core pillars. We believe personal and professional growth accelerates careers while promoting productivity and innovation. We heavily invest in the development of each team member. We have approximately 200 training team members dedicated to providing our new hires and existing team members with the trainings and resources necessary to pursue their career paths and ensure compliance with our policies. In 2021, approximately 1.8 million total training hours were delivered to team members. We are dedicated to increasing team member engagement by strategically aligning talent within the Company. As a result, we promoted 2,851 team members during 2021.

Community Outreach

We recognize that our team members are part of the greater community in which they live and work and we are committed to giving back and making a positive impact on these communities around us and supporting our team members in their efforts to do the same. We believe in providing our team members the opportunity to do a lot of good and support the causes they care about. Team members receive paid-time off that they can use to volunteer. We and our team members partner with charities such as Adopt-A-Family, Breast Cancer Awareness and the American Red Cross, and sponsor local backpack, bike and coat drives to provide opportunities to give back. Our unique Pay It Forward program allows everyone the chance to earn points that direct where our Company charity dollars are spent — ensuring that even small gestures can be turned into generous contributions, and the opportunity to choose where our charitable dollars go. We believe these efforts are just one reason that a 2021 employee survey by a third-party found that 91% of our team members feel good about the ways we contribute to our community.

Available Information

Our annual reports on Form 10-K, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations section of our website at www.uwm.com as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this Annual Report.
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

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or inflationary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment, stagnant or declining wages or decreased purchasing power due to inflation affect our borrowers’ income and thus their ability and willingness to make loan payments.

National or global events affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential borrowers to take out loans. It is uncertain what impact the recent American Rescue Plan, other actions that the new Biden administration may adopt or steps that may be implemented by the Treasury Department may have on the macroeconomic conditions of the U.S. Furthermore, several state and local governments in the U.S. are experiencing, and may continue to experience, budgetary strain. One or more states or significant local governments could default on their debt or seek relief from their debt under the U.S. bankruptcy code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and could adversely affect our financial condition. Such economic factors typically affect buyers’ demand for new homes or their willingness or ability to refinance their current mortgages which could adversely affect the wholesale loan origination market and our financial condition or results of operations.

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will likely result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in higher expenses for loans we service for the GSEs and Ginnie Mae. The increased cost to service loans could decrease the estimated value of our MSRs. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and may increase our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely not sufficient to offset the increased cost of servicing the loans. An increase in delinquencies could therefore be detrimental to our business.
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

Our financial performance is directly affected by, and subject to substantial volatility from changes in prevailing interest rates. We are beginning to experience a rise in interest rates and increased inflation expectations in the U.S. which could lead to stagflation in coming years. For example, the yield on U.S. 10 Year Treasury bonds, often referred to as one of the primary market indicator rates, has increased sharply since the start of 2021. In addition, certain other preliminary signs of inflation have become more prevalent since the start of 2021, especially in connection with the $1.9 trillion American Rescue Plan stimulus package in March of 2021. Rising interest rates and inflation will likely decrease the demand for new mortgage originations and refinancings and increase competition for borrowers, which could adversely pressure our margins and have an adverse impact on our origination volumes, especially our refinance volume.

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

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our portfolio includes MSRs, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. In addition, increased prepayment rates may lead to increased asset decay and a decrease in servicing fees. As a result, decreases in interest rates could have a detrimental effect on our business.

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

We primarily originate loans eligible for sale to Fannie Mae and Freddie Mac, and government insured or guaranteed loans, such as the FHA, the Veteran Affairs (“VA”) and the U.S. Department of Agriculture (“USDA”) loans eligible for Ginnie Mae securities issuance.

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

A significant majority of our mortgage loans are conforming loans sold to GSEs such as Fannie Mae and Freddie Mac or insured by FHA or VA and sold into GNMA securities. In connection with such sales and insuring, we make representations and warranties to the GSE, FHA or VA that the mortgage loans conform to their respective standards. These standards include, among other items, compliance with origination guidelines, underwriting, appraisals, insurance and legal documents. In August 2021, we piloted, as part of a larger roll-out, a new program, UWM Appraisal Direct, in which we directly engage with appraisers rather than utilizing an appraisal management company. While we believe that this new program meets all of the GSE guidelines, there is a risk that the GSEs could decide that our implementation of this new process did not meet their standards.

If a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of our sale or insuring, we are required to repurchase the loan, replace it with a substitute loan and/or indemnify the applicable agency for losses. In the case of repurchases, we typically repurchase such loan and resell it into a non-conforming market at a discount to the repurchase price. As of December 31, 2021, we had accrued a $86.8 million reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our consolidated financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

Our business is dependent on our ability to maintain and expand our relationships with our clients, the Independent Mortgage Brokers.

Our clients are the Independent Mortgage Brokers who refer us mortgage loans to originate. Consequently, our results of operations are dependent, in large part, on our ability to maintain and expand our relationships with Independent Mortgage Brokers. If we are unable to attract Independent Mortgage Brokers to join our network and to provide a level of service such that our clients remain with the network or refer a greater number of their mortgage loans to us, our ability to originate loans will be significantly impaired. The willingness of Independent Mortgage Brokers to originate mortgage loans with us is dependent on (i) the rates that we are able to offer our clients’ borrowers for mortgage loans, (2) our customer service, and (3) compensation. In determining with whom to partner, Independent Mortgage Brokers are also focused on the technological services and platforms we can provide so that the Independent Mortgage Brokers can best attract and serve consumers. In early 2021, we adopted our “All-In” policy of requiring that Independent Mortgage Brokers that generate mortgage loans with us not generate business with certain other market participants. To the extent that a material number of our Independent Mortgage Brokers are unwilling to commit to such requirement, it could reduce the volume of mortgage loans that we are able to originate which could adversely affect our results of operations. In addition, the policy, which has generated significant publicity and a legal proceeding, could adversely affect our reputation or affect our ability to attract new Independent Mortgage Brokers. If our clients are dissatisfied with our services or platform or technological capabilities, or they cannot offer prospective borrowers competitive rates, we could lose a number of clients which would have a negative impact on our business, operating results and financial condition.

All of our mortgage loans are initiated by third parties, which exposes us to business, competitive and underwriting risks.

As a Wholesale Mortgage Lender, we market and originate mortgage loans exclusively through independent third-parties, comprised of Independent Mortgage Brokers. While we believe using Independent Mortgage Brokers best serves mortgage consumers, our reliance on third parties presents risks and challenges, including the following:
•Our business depends in large part on the marketing efforts of our clients and on our ability to offer loan products and services that meet the requirements of our clients and their borrowers. However, loan officers are not obligated to sell or promote our products and many sell or promote competitors’ loan products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, and/or offer higher incentives than we do. Therefore, we may not be able to continue to attract and retain clients to originate loans for us. The failure or inability of our clients to successfully market our mortgage products successfully could, in turn, have a material adverse impact on our business, financial condition and results of operations.
•Because of our focus exclusively on the wholesale channel, communication with borrowers is primarily made through loan officers employed by third parties. Consequently, we rely on our clients and their loan officers to provide us accurate information on behalf of borrowers, including financial statements and other financial information, for us to use in deciding whether to approve loans. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the borrower, the loan officer or one of our team members, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations. Likewise, our clients may also lack sufficient controls and processes. Any such misrepresented information could have a material adverse effect on our business and results of operations.
•Because borrowers rely on their loan officer through the entire mortgage process, and some borrowers do not differentiate between their loan officer (or the employer of the loan officer) and their mortgage lender, (i) developing brand recognition can be challenging and requires us to coordinate with our clients and (ii) poor customer service, customer complaints or negative word-of-mouth or publicity resulting from the performance of our clients could severely diminish consumer confidence in and use of our services. To maintain good customer relations, we must ensure that our clients provide prompt, accurate and differentiated customer service. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help our clients carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our clients could compromise our ability to handle customer complaints effectively. If we do not handle borrower complaints effectively, our reputation and brand may suffer and we may lose our borrowers’ confidence which could have a material adverse impact on our results of operations and profitability.

•Growth in our market share is principally dependent on growth in the market share controlled by the wholesale channel. Independent Mortgage Brokers controlled 19.2% of mortgage loan originations in the U.S. as of December 31, 2021, while direct-to-consumer activity represented 80.8% of the loan originations in the U.S. as of that date (based on data released by IMF). Consequently, more competitors have focused on “direct-to-the-customer” distribution models that market digital ease and technological efficiencies. Continued advancements or the perception of efficiency in “direct-to-the-customer” distribution models may impact the overall market share controlled by our clients and make it more difficult for us to grow, or require us to establish relationships with more clients.

The conduct of the Independent Mortgage Brokers through whom we originate mortgage loans could subject us to fines or other penalties.

We depend exclusively on Independent Mortgage Brokers for our loan originations. These clients are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such entities, U.S. federal and state agencies increasingly have sought to impose such liability. For example, the U.S. Department of Justice (“DOJ”), through its use of a disparate impact theory under the Fair Housing Act, has held home loan lenders responsible for the pricing practices of third parties, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the third party could charge nor kept the money for its own account. See “—Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.” In addition, under the TILA-RESPA Integrated Disclosure (“TRID”) rule, we may be held responsible for improper disclosures made to borrowers by our clients. While we seek to use technology, such as our LOS, to monitor whether these clients and their loan officers are complying with their obligations, our ability to enforce such compliance is extremely limited. Consequently, we may be subject to claims for fines or other penalties based upon the conduct of our clients and their loan officers with whom we do business, which could have a material effect on our operating results and financial condition.

If we are unable to effectively manage our significant increases in mortgage volume, including by hiring, training and retaining qualified personnel to support our growth, it could adversely affect our current business operations and our growth.

During 2021, we increased our loan origination volume by 24% and increased our number of team members by 7% as compared to the prior year end. During 2020, we increased our loan origination volume by 69% and increased our number of team members by 52%, as compared to the prior year end. Our ability to manage this significant increase in volume and continue to grow and succeed will depend on our ability to continue to hire, integrate, develop and retain highly-qualified personnel for all areas of our organization. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. If we do not effectively manage our growth, it could disrupt our business operations and have a negative impact on our long-term growth.

The COVID-19 pandemic and the actions taken by local, state and federal governments have and are expected to continue to adversely affect the national economy and the macroeconomic environment which could adversely affect our current operations and our ability to continue to grow.

The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic will affect the core aspects of our business and the business of our clients, including the origination of mortgages, our servicing operations, our liquidity and our team members. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operations. These effects may be exacerbated should there be another wave of infections or if the pandemic otherwise intensifies.

Moreover, the FHFA establishes certain liquidity requirements for agency and Ginnie Mae loan servicers that are generally tied to the unpaid principal balance of loans serviced by such loan servicer for Fannie Mae, Freddie Mac, Ginnie Mae, FHA and VA. To the extent that the percentage of seriously delinquent loans (“SDQ”), i.e., loans that are 90 days or more delinquent, exceeds defined thresholds, the liquidity requirements for loan servicers could increase materially. Exceeding such SDQ thresholds would result in substantially higher liquidity requirements, which could materially impact our results of operations and financial condition.

In addition, our business could be disrupted if we are unable to operate due to changing governmental restrictions such as travel bans and quarantines placed on our team members, other measures that ensure the protection of our team members’ health, measures aimed at maintaining our information technology infrastructure, or if an outbreak occurs in our headquarters that prevents us from operating.

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

We are dependent on information technology networks and systems, particularly for our loan origination systems and other technology-driven platforms, designed to provide best-in-class service and experience for clients and to ensure adherence to regulatory compliance, operational governance, training and security. In the ordinary course of our business, we receive, process, retain and transmit proprietary information and sensitive or confidential data, including the public and non-public personal information of our team members, clients and loan applicants. Despite devoting significant time and resources to ensure the integrity of our information technology systems, we have not always been able to, and may not be able to in the future, anticipate or implement effective preventive measures against all security breaches or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf.

Cybersecurity risks for lenders have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We, our clients, borrowers and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks and other security breaches. Security breaches, cyberattacks such as computer viruses, malicious or destructive code, phishing attacks, denial of service or information, acts of vandalism, natural disasters, fire, power loss, telecommunication failures, team member misconduct, human error and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our third-party vendors use to collect, process, retain, transmit and protect the personal information and transaction data of our team members, clients, borrowers and loan applicants. Similar events outside of our control can also affect the demands we and our vendors may make to respond to any security breaches or similar disruptive events. We invest in industry-standard security technology designed to protect our data and business processes against risk of a data security breach and cyberattack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. The technology and other controls and processes designed to secure our team member, client, borrower and loan applicant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected, and may in the future fail to prevent or detect, unauthorized access to our team member, client, borrower and loan applicant information.

The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our team members’, clients’, borrowers’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched. Therefore, we may be unable to anticipate these techniques and may not become aware of such a security breach in a timely manner, which could exacerbate any damage we experience. Security attacks can originate from a wide variety of sources, including third parties such as computer hackers, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce team members, clients, borrowers and loan applicants or other users of our systems to disclose sensitive information in order to gain access to our data or that of our team members, clients, borrowers and loan applicants. Our failure to detect or prevent a cyberattack or other data or security breach could adversely affect our business.

The occurrence of any of the foregoing events could subject us to increased costs, litigation, disputes, damages, and other liabilities. In addition, the foregoing events could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected individuals for any losses they may have incurred as a result of such misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liability to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our team members’, clients’, borrowers’ and loan applicants’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and it may not have adequate insurance to cover these losses. Furthermore, any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage clients or borrowers from doing business with us.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

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

Furthermore, we remain responsible for ensuring our loans are originated in compliance with applicable laws. Despite our efforts to monitor such compliance, any errors or failures of such third-party vendors or their software to perform in the manner intended could result in loan defects potentially requiring repurchase. In addition, any errors or defects in or failures of the other software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third-

party vendors attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients, borrowers or other third parties that could harm our reputation and increase our operating costs. Any failure to do so could adversely affect our ability to deliver effective products to our clients, borrowers and loan applicants and adversely affect our business.

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

Therefore, the failure of our sub-servicers to adequately perform their servicing obligations may subject it to liability for their improper acts or omissions and adversely affect our financial performance. Specifically, we may be adversely affected:
•if our sub-servicers breach their servicing obligations or are unable to perform their servicing obligations properly, which may subject us to damages or termination of the servicing rights, and cause us to lose loan servicing income and/or require us to indemnify an investor or securitization trustee against losses as a result of any such breach or failure;
•by regulatory actions taken against any of our sub-servicers, which may adversely affect their licensing and, as a result, their ability to perform their servicing obligations under GSE and U.S. government agency loans which require such licensing;
•by a default by any of our sub-servicers under their debt agreements, which may impact their access to capital to be able to perform their obligations;
•if any of our sub-servicers were to face adverse actions from the GSEs and are terminated as servicer under their agreements with the GSEs;
•if our sub-servicers fail to meet their obligations due to economic or other circumstances that are difficult to anticipate, including as a result of the impact of the COVID-19 pandemic;
•if as a result of poor performance by our sub-servicers, we experience greater than expected delinquencies and foreclosures on the mortgage loans being serviced, which could lead to liability from third party claims or adversely affect our ability to access the capital and secondary markets for our loan funding requirements;
•if any of our sub-servicers become subject to bankruptcy proceedings; or
•if one or more of our sub-servicers terminate their agreement with us.

We rely on two nationally-recognized sub-servicers to service all of our mortgage loans for which we have retained MSRs. This sub-servicer counterparty concentration subjects us to a potentially greater impact if any of the risks described above were to occur, and any delay in transferring servicing to a new sub-servicer could further adversely affect servicing performance and cause financial losses. Any of these risks could adversely affect our results of operations, including our loan servicing income and the cash flow generated by our MSR portfolio. Any of these risks may be further exacerbated to the extent we materially increase our MSR portfolio in the future.

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

Servicers of mortgage loans are often times contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Additionally, pursuant to the amended rules announced by the CFPB on June 28, 2021, we are now subject to new requirements on our ability to collect servicing related fees, such as late fees, and initiating foreclosure proceedings. The new rules implemented by the CFPB create additional procedures which servicers must follow, and the costs and administrative burden associated with complying with these regulations may have a material adverse effect on our cash flows, business, and financial condition. Even though delinquencies generate higher ancillary revenues, including late fees, it is unlikely that we will be able to collect such ancillary fees for delinquencies relating to the COVID-19 pandemic as the federal and state legislation and regulations as well as administrative enforcement response to the COVID-19 pandemic continue to evolve. Approximately 0.57% of our serviced loans are in forbearance as of December 31, 2021.

Much like what has occurred in response to the COVID-19 pandemic, government intervention also occurs periodically as a result of natural disasters or other events that cause widespread borrower harm. Similar challenges and risks to servicers, including us, will likely occur when such events transpire in the future.

We face intense competition that could adversely affect our business.

Competition in the mortgage lending space is intense. In addition, the mortgage business has experienced substantial consolidation. As we depend solely on third parties to deliver us mortgage loans, we may be at a competitive disadvantage to financial institutions or direct-to-consumer mortgage lenders that market to, and have a direct relationship with, the borrower. In addition, some of our competitors may have greater financial and other resources than we have (including access to capital) and may have locked in low borrowing costs which will provide a competitive advantage in a rising interest rate environment. Other of our competitors, such as financial institutions who originate mortgage loans using their own funds, may have more flexibility in holding loans. Additionally, we operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, as well as access to marketing and distribution channels, including independent mortgage brokers that generate mortgage loan applications. Claims of collusion and other anti-competitive conduct have also become more common, and many financial institutions and lenders have been the subject of legal claims by regulatory agencies and consumers. For example, on March 4, 2021, we announced a new policy that we would no longer enter into new transactions with independent mortgage brokers who also sold mortgage loans to two certain market participants, but still allowed these independent mortgage brokers to engage with any of the more than 70 other mortgage loan originators or lenders. If our policy or any other actions were found to be anti-competitive or non-compliant with state or federal antitrust laws or other regulations it could result in state or federal governmental actions or private civil claims, including class actions, being brought against us. Such litigation would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution (1) becomes non-compliant with existing industry standards, (2) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (3) becomes increasingly expensive to service, retain and update, (4) becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or (5) malfunctions or functions in a way we did not anticipate or that results in loan defects potentially requiring repurchase. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our websites’ and other technologies’ functionality.

We could be adversely affected if we do not adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.

Our proprietary technology platforms and other proprietary rights are important to our success and our competitive position. We rely on intellectual property to protect our proprietary rights. Despite these measures, third parties may attempt to disclose, obtain, copy or use intellectual property rights owned or licensed by us and these measures may not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by us. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors or consultants that have or may have had access to our trade secrets and other proprietary information. Any issued or registered intellectual property rights owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages. Third parties may also independently develop products, services and technology similar to or duplicative of our products and services.

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

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that it places on our clients, our people and our culture and is consistently reinforced to and by our team members. As we have significantly increased our team members it may be harder to maintain our corporate culture. If we are unable to preserve our culture, this could negatively impact our future success, including our ability to attract and retain team members, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

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

In certain circumstances, Holdings LLC will be required to make distributions to us and SFS Corp. and the distributions that Holdings LLC will be required to make may be substantial and in excess of our tax liabilities and obligations under the tax receivable agreement. To the extent we do not distribute such excess cash, SFS Corp. would benefit from any value attributable to such cash balances as a result of their ownership of Class B common stock (or Class A common stock, as applicable) following an exchange of Holdings LLC Common Units and the stapled shares of Common Stock.

Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to us and SFS Corp., as holders of membership interests in Holdings LLC (the “Holdings LLC Common Units”). Accordingly, we will incur income taxes on our allocable share of any net taxable income of Holdings LLC. Under the Holdings LLC Second Amended & Restated Limited Liability Company Agreement (the “Holdings LLC A&R Company Agreement”), Holdings LLC will generally be required from time to time to make pro rata distributions in cash to its equityholders, SFS Corp. and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Holdings LLC. As a result of (i) potential non pro rata allocations of net taxable income allocable to us and SFS Corp., (ii) the lower tax rate applicable to corporations as compared to individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) the exchange of Holdings LLC Common Units from SFS Corp. and (b) payments under the tax receivable agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the tax receivable agreement. Our Board of Directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, any potential dividends, stock buybacks, the payment obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the exchange ratio for Holdings LLC Common Units and the stapled shares of Common Stock will be made as a result of (x) any cash distribution by Holdings LLC or (y) any cash that we retain and do not distribute to our stockholders, and in any event the ratio will remain one-to-one.

We are required to pay SFS Corp. for certain tax benefits we may claim, and the amounts we may pay could be significant.

We entered into a tax receivable agreement with SFS Corp. that provides for the payment by us to SFS Corp. (or its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by us as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments we make under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to us which arise from, among other things, the sale of certain assets such as MSRs as a result of section 704(c) of the Internal Revenue Code of 1986 (the “Code”) (the tax attributes in clauses “(i)” through “(iv)” collectively referred to as the “Covered Tax Attributes”). The tax receivable agreement will make certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the Covered Tax Attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made.

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

We are not required to make a payment of the 85% applicable tax savings to SFS Corp. unless and until at least one of the payment conditions has been satisfied (the “Payment Conditions”). One condition is a requirement that we have received a tax opinion that provides that the applicable assets of Holdings LLC giving rise to the payment are “more likely than not” amortizable (the “Indemnifiable Condition”). If we determine that none of the Payment Conditions have been satisfied with respect to all or a portion of such applicable tax savings, we will pay such applicable tax savings (or portion thereof) at the time we reasonably determine a Payment Condition has been satisfied.

If we make a payment and the applicable tax savings are subsequently disallowed, we may deposit future payments due under the tax receivable agreement in an escrow account up to an amount necessary to cover 85% of the estimated additional taxes due by us as a result of the disallowance until such time as there has been a conclusive determination as to the validity of the disallowance. Upon a conclusive determination of the validity of the disallowance, we may recover from the escrow account any excess payments paid to SFS Corp. (or its transferees or assignees), and to the extent the amounts in the escrow account are insufficient, we may net any additional excess payments paid to SFS Corp. (or its transferees or assignees) against future payments that would otherwise be made under the tax receivable agreement. In addition, if we make a payment pursuant to the satisfaction of the Indemnifiable Condition and the applicable tax savings are subsequently disallowed, SFS Corp. will be required to indemnify us for 85% of the taxes and any additional losses attributable to the disallowance. At our election, SFS Corp. may satisfy all or a portion of this indemnity by transferring Holdings LLC Common Units held by it. There is no guarantee that SFS Corp. will hold Holdings LLC Common Units with a value sufficient to satisfy this indemnity or that the escrow account will hold sufficient funds to cover the cost of any disallowed tax savings. We could make payments to SFS Corp. under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the tax receivable agreement will provide that in the case of a change in control of UWMC or a material breach of our obligations under the tax receivable agreement, we will be required to make a payment to SFS Corp. in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% or LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. For additional discussion of LIBOR, see “—Risks Related to our Financing—We are exposed to risk relating to the transition from LIBOR and the volatility of LIBOR or any replacement reference rate, which can result in higher than market interest rates and may have a detrimental effect on our business.” In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the tax receivable agreement may result in situations where SFS Corp. has interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or purchase of Holdings LLC Common Units (along with the stapled shares of Class D common stock or Class C common stock) may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before such an exchange or purchase may increase the tax liability of SFS Corp. (or its direct or indirect owners) without giving rise to any rights to receive payments under the tax receivable agreement. Such effects may result in differences or conflicts of interest between the interests of SFS Corp. and the interests of other stockholders.

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

Risks Related to our Financing

We rely on our warehouse facilities, structured as repurchase agreements, to finance our loan originations. These instruments are short-term and subject us to various risks different from other types of credit facilities.

We fund a vast majority of the mortgage loans we originate through borrowings under our short-term warehouse facilities and funds generated by our operations. Our ability to fund our loan originations may be impacted by our ability to secure further such borrowings on acceptable terms. Our warehouse facilities typically renew annually, although as of December 31, 2021, five of our facilities ($8.2 billion in available credit) had a two year renewal term. However, as of December 31, 2021, all but $251.0 million of our warehouse facilities were uncommitted and can be terminated by the applicable lender at any time. Our warehouse facilities are generally structured in the form of repurchase agreements. We currently leverage and, to the extent available, intend to continue to leverage the mortgage loans we originate with borrowings under these repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to other lenders, which are the repurchase agreement counterparties, and receive cash from these lenders. These lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but which may have terms of up to 364 days or longer. These repurchase agreements subject us to various risks:
•The warehouse facilities subject us to counterparty risk. The amount of cash that we receive from a lender when we initially sell the mortgage loans to that lender is less than the fair value of those loans (this difference is referred to as the “haircut”). If the lender defaults on its obligation to resell the loans back to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the fair value of the loans, which the lenders are generally permitted to revalue to reflect current market conditions).
•We incur losses on a repurchase transaction if the value of the underlying loans has declined as of the end of the transaction term (including as a result of a lender counterparty revaluing the loans), as we would have to repurchase the loans for their initial value but would receive loans worth less than that amount if the loans have not be effectively hedged.
•If we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements also typically contain cross default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of its repurchase agreements, we may need to enter into replacement agreements with different lenders.
•If the market value of the loans pledged or sold by us under a repurchase agreement borrowing to a counterparty lender declines, the lender may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. We may not have the funds available to do so, and we may be required to liquidate assets at a disadvantageous time to avoid a default, which could cause us to incur further losses and limit our ability to leverage our assets. If we are unable to satisfy a margin call, our counterparty may accelerate repayment of our indebtedness, increase interest rates, liquidate the collateral (which may result in significant losses to it) or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. A rapidly rising interest rate environment may increase the likelihood of additional margin calls that could adversely impact our liquidity.

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

Our use of this short-term financing exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term warehouse facility borrowings. If we are not able to renew our then existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under this type of financing, we may have to curtail our loan origination activities and/or dispose of assets.

We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into MBS. If our ability to sell or securitize mortgage loans is impaired, we may not be able to originate mortgage loans, and if the GSEs and Ginnie Mae become less competitive, it could affect our volume and margins.

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBS through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of the guidelines of Fannie Mae, Freddie Mac, and the FHA, USDA, or VA (for loans securitized with Ginnie Mae), such as jumbo loans are sold individually or in bulk to private investors, through mortgage conduits and through our own private label securitizations into MBS. GSE-eligible products are also sold through private label securitization transactions, in certain situations, such as when the GSE’s limit the volume of certain products they will purchase.

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

We sell those loans that we originate that are non-GSE products, such as jumbo mortgage loans, or for which the GSEs may have imposed limitations, directly to either private investors or into the market through private label securitizations. These non-GSE sales typically take longer to execute which can increase the amount of time that a mortgage loan is on our books, which exposes us to additional market risk and increased liquidity requirements. Furthermore, the availability and pricing of these alternative distribution markets can fluctuate materially and external macroeconomic factors could result in reduced demand or pricing for our non-GSE products. For example, in March 2020 at the beginning of the COVID-19 pandemic many private and non-GSE investors significantly reduced their demand, as a result we had certain non-GSE products in our portfolio longer than anticipated and were unable to continue to originate jumbo loans due to liquidity constraints. If such a market shift were to occur again, we may need to change our business model to accommodate such shifts and our origination volume, margins and liquidity would likely be adversely affected.

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

We measure the fair value of our mortgage loans, derivatives and MSRs on a recurring basis. Fair value determinations require many assumptions, especially to the extent there are not active markets for identical assets. For example, we generally estimate the fair value of loans at fair value based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of interest rate lock commitments, or IRLCs, are measured based upon the difference between the current fair value of similar loans (as determined generally for mortgages at fair value) and the price at which we have committed to originate the loans, subject to the pull-through factor. Further, MSRs do not trade in an active market with readily observable prices and, therefore, their fair value is determined using a valuation model that calculates the present value of estimated net future cash flows, using estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income and ancillary income, and late fees. If our estimates of fair value prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our financial condition and results of operations.

Our outstanding Warrants are accounted for as liabilities and the changes in value of our outstanding Warrants could have an adverse effect on our financial results and thus may have an adverse effect on the market price of our securities.

As described in this Annual Report, we account for our outstanding Warrants as liabilities at fair value on the balance sheet. The Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of earnings in each period for which our earnings are reported. We will continue to adjust the liability for changes in fair value until the earlier of exercise or expiration of the Warrants. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly and annual financial results.

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

Our warehouse facilities contain, and our other current or future debt agreements may contain, covenants imposing operating and financial restrictions on our business, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, pre-tax net income requirements, litigation judgment thresholds, and other customary debt covenants. We are also subject to minimum financial eligibility requirements established by the FHA, VA, GSEs and Ginnie Mae, including net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service such agency mortgage loans and MBS and cover the associated financial obligations and risks. In addition, the indentures governing our 2025 Senior Notes, 2029 Senior Notes, and 2027 Senior Notes contain covenants imposing operating and financial restrictions on our business. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity, and could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions.

A breach of the covenants under our warehouse facilities or Senior Notes can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. To the extent that the minimum financial requirements imposed by the agencies are not met, the agencies may suspend or terminate our agency approvals or agreements, which could cause us to cross default under our warehouse facilities arrangements, could have an adversely effect on our ability to access these markets and could have a material adverse effect on our liquidity and future growth.

In addition, the covenants and restrictions in our warehouse facilities and indentures governing our Senior Notes may restrict our ability to, among other things:
•make certain investments;

•declare or pay dividends on capital stock;
•redeem or purchase capital stock and certain debt obligations;
•incur liens;
•enter into transactions with affiliates;
•enter into certain agreements restricting our subsidiaries’ ability to pay dividends;
•incur indebtedness; and
•consolidate, merge, make acquisitions and sell assets

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

The interest rate of our variable-rate indebtedness and the interest rate on the adjustable rate loans we originate and service is based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As part of this industry transition, we will be required to migrate any current adjustable rate loans it services to any such successor reference rate. Until a successor rate is determined, we cannot implement the transition away from LIBOR for the adjustable rate loans it services. As such, we are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the U.S. or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. LIBOR-related changes could affect our overall results of operations and financial condition.

Risks Related to our Regulatory Environment

We operate in a heavily regulated industry, and our mortgage loan origination and servicing activities expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels.

Due to the heavily regulated nature of the mortgage industry, we and our clients are required to comply with a wide array of U.S. federal, state and local laws, rules and regulations that concern, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information by us and our clients. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over our business.

Because we originate mortgage loans and provide servicing activities nationwide, we must be licensed in all relevant jurisdictions that require licensure and comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also generally require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding equity interests. In addition, we and our clients are currently subject to a variety of, and may in the future become subject to additional U.S. federal, state and local laws that are continuously evolving and developing, including, but not limited to, laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Gramm-Leach-Bliley Act (“GLBA”), the CAN-SPAM Act, the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act and the Colorado Privacy Act. We expect more states to enact legislation similar to the CCPA and CPRA, which provide consumers with privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data (generally) are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we process personal information, and therefore limit the effectiveness of our products or services or our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information. Additionally, the interpretation of such data protection and privacy laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect.

We and our clients must also comply with a number of federal, state and local consumer financial services, laws and regulations including, among others, the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the TCPA, the GLBA, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the TRID rules, the Dodd-Frank Act, the Appraisal Independence Rule, the Bank Secrecy Act, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These laws and regulations apply to loan origination, home appraisal, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about borrowers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. The Appraisal Independence Rule requires that there be a separation of duties to ensure no conflicts of interest. In August 2021, we piloted, as part of a larger roll-out, a new program, UWM Appraisal Direct, in which we directly engage appraisers rather than utilizing an appraisal management company. While we believe that this new program meets all of the regulatory and legal requirements, there is a risk that a regulatory agency could decide that our program does not meet all of the regulatory and legal requirements or that the new process could expose us to additional liability.

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

Both the scope of the laws, rules and regulations and the intensity of the regulatory oversight to which our business is subject continue to increase over time. Regulatory enforcement and fines have also increased across the financial services sector. We expect that our business and that of our clients will remain subject to extensive regulation and supervision. These regulatory changes could result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations. Our failure to comply with applicable U.S. federal, state and local consumer protection and data privacy laws could lead to:
•loss of our licenses and approvals to engage in our servicing and lending businesses;
•damage to our reputation in the industry;
•governmental investigations and enforcement actions;
•administrative fines and penalties and litigation;
•civil and criminal liability, including class action lawsuits;
•increased costs of doing business;

•diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs;
•reduced payments by borrowers;
•modification of the original terms of mortgage loans;
•permanent forgiveness of debt;
•delays in the foreclosure process;
•increased servicing advances;
•inability to raise capital; and
•inability to execute on our business strategy, including our growth plans.

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

Although we have compliance management systems and procedures to comply with these legal and regulatory requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on our business.

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its recently issued rules and heightened examination and enforcement scrutiny increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. With the change in Presidential Administrations and, in turn, CFPB leadership, the CFPB is heightening its examination and enforcement scrutiny of the consumer finance, including mortgage, industry. The CFPB has rulemaking authority with respect to most of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the FDCPA. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay, “Qualified Mortgage” standards and other origination standards and practices as well as guidance addressing relationships with brokers, communication with borrowers, secondary market transactions, servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. These regulations and guidance may adversely impact our ability or the cost to develop new products which respond to market conditions, subject us to additional requirements under the ECOA, for example with respect to valuations, including appraisals and automated valuation models, may subject us to additional rules and potential liability arising from our role as an originator, lender or loan servicer and potentially increase our lender liability, vendor management risk or other risks.

For example, the CFPB has iteratively adopted rules over the course of several years regarding mortgage servicing practices that has required us to make modifications and enhancements to our mortgage servicing processes and systems. In 2021, the CFPB issued a final rule amending RESPA Regulation X to provide additional protections relating to loss mitigation and foreclosures to mortgage borrowers impacted by the COVID-19 pandemic as well as a supervisory bulletin 2021-02 warning that companies “unable to adequately manage loss mitigation can expect the Bureau to take enforcement or supervisory action to address violations under Regulation X, CFPA, or other authorities.” The intersection of the CFPB’s mortgage servicing rules and COVID-19 continues to evolve and poses new challenges to the servicing industry.

Beyond these mortgage-specific initiatives, the CFPB is generally increasing its scrutiny of fee-based business models and so-called “junk fees,” as noted above, fair lending and servicing, and potential misuse of consumer data – all of which could subject players in the mortgage industry to additional rules or supervisory or enforcement scrutiny.
Pursuant to its supervisory authority, the CFPB has conducted routine examinations of our business and will conduct future examinations. The CFPB’s examinations have increased, and will likely continue to increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of CFPB rules on the lending and loan servicing industries, and any failure in our ability, or our clients’ ability, to comply with new rules could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB has conducted routine examinations of our business and will conduct future examinations.

The CFPB has broad enforcement powers, and continues to use them aggressively to police mortgage lenders and servicers as well as other players in the mortgage ecosystem. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to investigations, enforcement actions or potential litigation liabilities.

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
The executive, legislative and regulatory reaction to COVID-19, including the passage of the CARES Act, poses evolving compliance obligations on our business, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws adopted in response to COVID-19.

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

With the urgency to help consumers, the expedient passage of the CARES Act increases the likelihood of unintended consequences from the legislation. For example, certain provisions of the CARES Act are subject to interpretation given the existing ambiguities in the legislation, which creates class action and other litigation risk.

Although much of the executive, legislative and regulatory actions stemming from COVID-19 are servicing-centric, regulators are adjusting compliance obligations impacting our mortgage origination activities. Many states have adopted temporary measures allowing for otherwise prohibited remote mortgage loan origination activities. While these temporary measures allow us to continue to do business remotely, they impose notice, procedural, and other compliance obligations on our origination activity. As jurisdictions begin to roll back COVID-19 related measures, inconsistencies in the modification of regulations could also impose notice, procedural, and other compliance obligations on our origination activity.

Federal, state, and local executive, legislative and regulatory responses to COVID-19 are still evolving, not consistent in scope or application, and subject to change without advance notice. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to COVID-19 may unfavorably restrict our business, our established business practices, and otherwise raise our compliance costs.

The state regulatory agencies, GSEs and others continue to be active in their supervision of the loan origination and servicing sectors and the results of these examinations may be detrimental to our business.

State attorneys general, state licensing regulators, and state and local consumer financial protection offices have authority to examine us and/or investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, Ginnie Mae, the FTC, HUD, various investors, non-agency securitization trustees and others subject us to periodic reviews and audits. A determination of our failure to comply with applicable law could lead to enforcement action, administrative fines and penalties, or other administrative action.

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

The CARES Act paused all foreclosures from March 18, 2020 until May 17, 2020. Many state governors issued orders, directives, guidance or recommendations halting foreclosure activity including evictions. As noted above, in 2021, the CFPB finalized amendments to RESPA, Regulation X and issued guidance focused on supporting the housing market’s smooth and orderly transition to post-pandemic operation and implementing a bar on certain new foreclosure filings until December 31, 2021. These regulatory actions and similar responses to the COVID-19 pandemic that may be passed in the future could increase our operating costs and negatively impact our liquidity, as they may extend the period for which we are required to make advances for delinquent principal and interest, taxes and insurance, and could delay our ability to seek reimbursement from the investor to recoup some or all of the advances.

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

As a loan servicer, we are examined for compliance with U.S. federal, state and local laws, rules and guidelines by numerous regulatory agencies. It is possible that any of these regulators will inquire about our servicing practices, policies or procedures and require us to revise them in the future. The occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our servicing policies and procedures do not comply with applicable law could lead to penalties and fines, changes to our servicing practices and standards, transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers violate anti-discrimination laws.

Antidiscrimination statutes, such as the FHA and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, sex, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example, to gender identity. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court has confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate, non-discriminatory business objective of the defendant. Although it is still unclear whether disparate impact theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the ECOA in the context of home loan lending and servicing. Application of disparate impact theory to our activities exposes us to significant administrative burdens and risks potential liability for noncompliance.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, discussed above, will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only qualified mortgages may be exposed to discrimination claims under a disparate impact theory.

Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of denying a creditworthy applicant a loan for housing in a certain neighborhood even though the applicant may be otherwise qualified. Reverse redlining is targeting an applicant in a certain neighborhood for a higher cost products or services. In late 2021, the DOJ launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to police these practices, making clear they are a high priority across the financial services regulatory ecosystem.

The Biden Administration, in June 2021, also formed an interagency task force to address concerns around improper bias in home appraisals. The CFPB, HUD and FHFA all have been clear that policing such bias and working to develop new guidance for industry as to how it can reduce human discretion in the home appraisal and valuation process are key agency priorities in 2022. Such efforts could result in a change in our appraisal practices or expose us to liability under the FHA or ECOA.

In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

From time to time, we are subject to various legal actions that if decided adversely, could be detrimental to our business.

From time to time, we are named as a defendant in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. In addition, we have grown our number of team members materially in recent years and have increased our profile in the community and nationally. As a result, the number of lawsuits against us regarding alleged violation of employment laws, including wage and hour, and other employment issues, has and may continue to increase. In recent years there has been an increase in the number of collective and class actions with respect to employment matters against employers generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims, whether or not they have merit, could result in reputational risk, negative publicity, of-of-pockets costs and distraction to our management team.

We are subject to various consumer protection regulatory regimes which expose us to liability directly from consumers.

We operate in an industry that is highly sensitive to consumer protection, and we and our clients are subject to numerous local, state and federal laws that are continuously changing. Remediation for non-compliance with these laws can be costly and significant fines may be incurred. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business and may become subject to class action suits alleging non-compliance with these laws. If we were to become involved in a lengthy litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our respective businesses. Negative public opinion can result from our actual or alleged conduct in any number of activities. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, and from media coverage, whether accurate or not. Any of these types of matters could cause us to incur costs, loss of business, fines and legal expenses, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to various consumer protection regulatory regimes which expose us to liability directly from consumers.

We operate in an industry that is highly sensitive to consumer protection, and we and our clients are subject to numerous local, state and federal laws that are continuously changing. Remediation for non-compliance with these laws can be costly and significant fines may be incurred. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business and may become subject to class action suits alleging non-compliance with these laws. If we were to become involved in a lengthy litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our respective businesses. Negative public opinion can result from our actual or alleged conduct in any number of activities. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, and from media coverage, whether accurate or not. Any of these types of matters could cause us to incur costs, loss of business, fines and legal expenses, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Associated with Our Corporate Structure and Common Stock

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

Resales of the outstanding shares of Class A common stock or issuable upon Holdings LLC Unit Exchanges, exercise of warrants or in connection with the Earn-Out could depress the market price of our Class A common stock or result in dilution.

As of February 24, 2022, there were 92,529,679 shares of our Class A common stock outstanding. In addition, (1) 1,502,069,787 shares of Class A common stock (or approximately 1,592,831,471 shares of Class A common stock if the full amount of the Earn-Out Shares is earned) may be issued to SFS Corp. or its transferees or assignees in connection with future Holdings LLC Unit Exchanges and (2) 15,874,987 shares may be issued upon exercise of our outstanding warrants with a strike price of $11.50 per share. Currently, all of the shares outstanding, are either freely tradable or can be resold pursuant to our effective registration statement. In addition, SFS Corp. and certain other restricted stockholders have the ability to make a demand request at any time, subject to certain conditions, that we register an underwritten offering pursuant to such registration statement. Shares of Class A common stock issuable upon the exercise of our Warrants or in connection with the Earn-Out or upon a Holdings LLC Unit Exchange may result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Such sales of shares of Class A common stock or the perception that such sales may occur could depress the market price of our Class A common stock.

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

Because SFS Corp. controls more than a majority of our total voting power, we are a “controlled company” within the meaning of NYSE listing rules. Under NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with the following NYSE rules regarding corporate governance:
•the requirement that a majority of our Board of directors consist of independent directors;
•the requirement that compensation of our executive officers be determined by a majority of the independent directors of the Board or a compensation committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that director nominees be selected, or recommended for the Board’s selection, either by a majority of the independent directors of the Board or a nominating committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:
•a capital structure where holders of Class B common stock and holders of Class D common stock each have ten votes per share of Class B common stock and Class D common stock (as compared with holders of Class

A common stock and holders of Class C common stock, who each have one vote per share of Class A common stock and Class C common stock, respectively) and consequently have a greater ability to control the outcome of matters requiring stockholder approval, even when the holders of Class B common stock and Class D common stock own significantly less than a majority of the outstanding shares of Common Stock;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect candidates to serve as a director of our Board;
•a classified Board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
•the requirement that, at any time from and after the Voting Rights Threshold Date, directors elected by the stockholders generally entitled to vote may be removed from our Board solely for cause;
•the exclusive right of our Board, from and after the Voting Rights Threshold Date, to fill newly created directorships and vacancies with respect to directors elected by the stockholders generally entitled to vote, which prevents stockholders from being able to fill vacancies on our Board;
•the prohibition on stockholder action by written consent from and after the Voting Rights Threshold Date, which forces stockholder action from and after the Voting Rights Threshold Date to be taken at an annual or special meeting of stockholders;
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
• advance notice procedures set forth in the Amended and Restated Bylaws that stockholders must comply with in order to nominate candidates to our Board or to propose other matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
• an exclusive forum provision which provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of ours to our business or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our Charter or the Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, will be required to be filed in either (x) the Sixth Judicial Circuit, Oakland County, Michigan (or, if the Sixth Judicial Circuit, Oakland County, Michigan lacks jurisdiction over any such action or proceeding, then another state court of the State of Michigan, or if no state court of the State of Michigan has jurisdiction over any such action or proceeding, then the United Stated District Court for the Eastern District of Michigan) or (y) the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware lacks jurisdiction then the U.S. District Court for the District of Delaware).

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

Our Charter requires that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of our business to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, to be filed in either (x) the Sixth Judicial Circuit, Oakland County, Michigan (or, if the Sixth Judicial Circuit, Oakland County, Michigan lacks jurisdiction over any such action or proceeding, then another state court of the State of Michigan, or if no state court of the State of Michigan has jurisdiction over any such action or proceeding, then the United Stated District Court for the Eastern District of Michigan) or (y) the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware lacks jurisdiction then the U.S. District Court for the District of Delaware). The exclusive forum provision described above does not apply to actions arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

General Risk Factors

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common stock

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and report on our internal control over financial reporting. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we rapidly grow our businesses, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Section 404(b) of the Sarbanes-Oxley Act requires our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting.

If we cannot maintain effective internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline. Additionally, the existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all. Accordingly, our failure to maintain effective internal control over financial reporting could result in misstatements of our financial results or restatements of our financial statements or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the U.S. at the federal, state and local levels. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•changes in tax laws, regulations or interpretations thereof;
•increases in UWMC's ownership of Holdings LLC resulting from Holdings LLC Unit Exchanges; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

From time to time, we are subject to various legal actions that if decided adversely, could be detrimental to our business.

From time to time, we are named as a defendant in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. In addition, we have grown our number of team members materially in recent years and have increased our profile in the community and nationally. As a result, the number of lawsuits against us regarding alleged violation of employment laws, including wage and hour, and other employment issues, has and may continue to increase. In recent years there has been an increase in the number of collective and class actions with respect to employment matters against employers generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims, whether or not they have merit, could result in reputational risk, negative publicity, of-of-pockets costs and distraction to our management team.
Item 2. Properties

Our corporate headquarters, located in Pontiac, Michigan, is comprised of three separately leased buildings with approximately 1.4 million square feet of occupied space, that house substantially all of our operations. In addition, we have two land leases, one providing parking space for our team members and the other an outdoor food court pavilion. We lease the space from entities controlled by Mat Ishbia, our CEO and Jeff Ishbia, a director and our founder.

Item 3. Legal Proceedings

We operate in a heavily regulated industry that is highly sensitive to consumer protection, and we are subject to numerous federal, state and local laws. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our respective business. The resolution of these matters, including the matters specifically described below, is not currently expected to have a material adverse effect on our financial position, financial performance or cash flows.

On December 11, 2020, a complaint was filed against UWM (f/k/a United Shore Financial Services, LLC) in the U.S. District Court for the Eastern District of Michigan by three independent mortgage brokers. The plaintiffs in this matter seek class certification and monetary damages for alleged unpaid origination fees arising from a change in UWM’s commission policy. Our motion to dismiss these claims is currently pending.

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with independent mortgage brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, treble damages, attorneys’ fees and injunctive relief. Our renewed motion to dismiss this action was filed on September 7, 2021, and is currently pending before the Court.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan. The complaint alleges that AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims, including fraud and misrepresentation, against UWM.

On July 27, 2021, a complaint was filed against UWM in the U.S. District Court for the Eastern District of Michigan by a former employee of UWM. The complaint alleges that the former employee and similarly situated employees were required to work beyond a forty-hour work week and were not paid overtime in violation of the Fair Labor Standards Act. The former employee is seeking class certification and monetary damages for unpaid overtime wages, interest, liquidated damages, attorneys’ fees and costs. On October 1, 2021, the Court granted the parties' joint request to stay all proceedings in the case pending settlement discussions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Ticker Symbol

Our Class A common stock and Warrants are currently listed on the NYSE under the symbols "UWMC" and "UWMCWS," respectively. The closing price of the Class A common stock and Warrants as of February 24, 2022 was $4.31 and $0.39, respectively.

Holders

As of February 24, 2022, there were 57 holders of record of our Class A common stock and 3 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B common stock, Class C common stock, or Class D common stock.

Dividend Policy

We initiated a quarterly dividend on shares of our Class A common stock in the first quarter of 2021. The dividend amount is reviewed each quarter and declared by our Board of Directors quarterly based on a number of factors, including, among other things, our earnings, our financial condition, growth outlook, the capital required to support ongoing growth opportunities and compliance with other internal and external requirements. In connection with the declaration of a dividend on our shares of Class A common stock, the Board, in its capacity as the Manager of Holdings LLC, is required pursuant to the terms of the Holdings LLC Second Amended and Restated Operating Agreement, to determine whether to (a) make distributions from Holdings LLC to only UWMC, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of UWMC or (b) make proportional and simultaneous distributions from Holdings LLC to both UWMC, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

Share Repurchase Program
On May 9, 2021, the Company's Board of Directors authorized a share repurchase program of up to $300.0 million in aggregate value of the Company’s Class A common stock effective May 11, 2021. The share repurchase program authorizes the Company to repurchase shares of the Company’s Class A common stock from time to time, in the open market or through privately negotiated transactions, at management's discretion based on market and business conditions, applicable legal and regulatory requirements as well as other factors. Shares purchased will be retired. The new plan will expire on May 11, 2023 unless otherwise modified or terminated by the Company's Board of Directors at any time in the Company's sole discretion.
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding Class A common stock during the three months ended December 31, 2021:

(Dollars in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
October 1-31, 2021	—	$—	—	$279,004
November 1-30, 2021	5,869,313	6.89	5,869,313	238,589
December 1-31, 2021	2,886,400	7.00	2,886,400	218,375
Total	8,755,713	$6.92	8,755,713

Through December 31, 2021, total Class A shares repurchased by the Company were 11,498,330 for $81.6 million, at an average price per share of $7.10.

Performance Graph

The graph below compares the cumulative total return for our common stock for the period from the closing of the Business Combination transaction on January 21, 2021 through December 31, 2021 with the comparable cumulative returns of two indices: the Russell 2000 Index and DJUSMF, which is an industry index comprised of mortgage financing companies. The graph assumes $100 invested on January 21, 2021 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2021.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K (the “Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” and elsewhere in this Form 10-K.

Business Overview

On January 21, 2021, we consummated the business combination transaction contemplated under the Business Combination Agreement by and among us, SFS Corp., UWM, and Holdings LLC (together with UWM, the “UWM Entities”). Upon completion of the business combination transaction, UWM became our indirect subsidiary and our accounting predecessor.

We are the second largest direct residential mortgage lender and the largest wholesale mortgage lender in the U.S., originating mortgage loans exclusively through the wholesale channel. With approximately 8,000 team members as of December 31, 2021 and a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last seven years, including the year ended December 31, 2021, we have been the largest wholesale mortgage lender in the U.S. by closed loan volume, with approximately 31% market share of the wholesale channel for the year ended December 31, 2021 (based on data released by IMF).

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE-conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. During the second quarter of 2021, we began selling pools of originated mortgage loans through private label securitization transactions. The mortgage origination process generally begins with a borrower entering into an IRLC with us pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time, with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the TBA market. When the mortgage loan is closed, on average, we fund the loan with approximately 2-3% of our own funds and the remainder with funds drawn under one of our warehouse facilities. At that point, the mortgage loan is “owned” by our warehouse facility lender and is subject to our repurchase right. When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions, we repurchase such loans from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Our unique model, focusing exclusively on the wholesale channel, results in complete alignment with our clients and superior customer service arising from our investments in people and technology has driven demand for our services from our clients. This has resulted in significant increases in our loan origination volume year over year for the last eight years.

New Accounting Pronouncements Not Yet Effective

See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company's consolidated financial statements.

Factors Affecting Comparability

On January 1, 2021, the Company elected to adopt the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Management believes that the fair value method more directly reports the current expected benefits and obligations of the Company's servicing rights. The adoption of the fair value method for a particular class of servicing assets is irrevocable. Prior to January 1, 2021, the Company measured its servicing assets and liabilities after initial recognition using the amortized cost method. This change in accounting resulted in a $3.4 million increase to retained earnings and the MSR asset as of January 1, 2021. Subsequent to the adoption of the fair value method for MSRs, changes in fair value of MSRs, including changes due to valuation inputs or assumptions and realization of cash flows/other (including mortgage prepayments), are reported as a component of "Total revenue, net" within the consolidated statements of operations.
Prior to the adoption of the fair value method, MSRs were amortized in proportion to the estimated future net servicing revenue, and periodically evaluated for impairment. When a mortgage prepaid, the Company permanently reduced the associated MSR in the period of prepayment with a charge to operations. Prior to the adoption of the fair value method, "Amortization, impairment and pay-offs of mortgage servicing rights" was reported as a component of "Total expenses" within the consolidated statements of operations. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements for further details.

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

Loan production income. Loan production income includes all components related to the origination and sale of mortgage loans, including:

•    primary gain, which represents the premium we may receive in excess of the loan principal amount adjusted for previous fair value adjustments, and certain fees charged by investors upon sale of loans into the secondary market. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings;
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

Compensation earned by our Independent Mortgage Brokers is included in the cost of the loans we originate, and therefore netted within loan production income.

Loan servicing income. Loan servicing income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing income is recorded upon collection of payments from borrowers.

Interest income. Interest income represents interest earned on mortgage loans at fair value.

Components of operating expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, amortization, impairment and pay-offs of mortgage servicing rights (for periods prior to the adoption of the fair value method for MSRs), general and administrative (including professional services, occupancy and equipment), interest expense, and other income or expense (primarily related to the decrease or increase, respectively, in the fair value of the liability for the Public and Private Warrants, the decrease or increase, respectively, in the Tax Receivable Agreement liability, and the increase or decrease, respectively, in the fair value of retained investment securities).

Year Ended 2021, 2020 and 2019 Summary

For the year ended December 31, 2021, we originated $226.5 billion in residential mortgage loans, which was an increase of $44.0 billion, or 24%, from the year ended December 31, 2020. We generated $1.57 billion of net income during the year ended December 31, 2021, which was a decrease of $1.81 billion, or 53.6%, compared to net income of $3.38 billion for the year ended December 31, 2020. Adjusted EBITDA for the year ended December 31, 2021 was $1.42 billion as compared to $3.45 billion for the year ended December 31, 2020. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate adjusted EBITDA.

For the year ended December 31, 2020, we originated $182.5 billion in residential mortgage loans, which was an increase of $74.8 billion, or 69%, from the year ended December 31, 2019. We generated $3.38 billion of net income during the year ended December 31, 2020, which was an increase of $2.97 billion, or 714.9%, compared to net income of $415.1 million for the year ended December 31, 2019. Adjusted EBITDA for the year ended December 31, 2020 was $3.45 billion as compared to $472.8 million for the year ended December 31, 2019. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate adjusted EBITDA.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by U.S. GAAP, we disclose Adjusted EBITDA as a non-GAAP measure, which our management believes provides useful information on our performance to investors. This measure is not a measurement of our financial performance under U.S. GAAP and it may not be comparable to a similarly titled measure reported by other companies. Adjusted EBITDA has limitations as an analytical tool and it should not be considered in isolation or as an alternative to revenue, net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions (for periods subsequent to the election of the fair value method accounting for MSRs - see Note 1 to the consolidated financial statements), and the impairment or recovery of MSRs (for periods prior to the election of the fair value method of accounting for MSRs), the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the change in the Tax Receivable Agreement liability, and the change in fair value of retained investment securities. We exclude the change in the Tax Receivable Agreement liability, the change in fair value of the Public and Private Warrants, the change in fair value of retained investment securities, and the change in fair value of MSRs due to valuation inputs or assumptions, or impairment or recovery of MSRs prior to the election of the fair value method of accounting for MSRs, as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, operating lines of credit, borrowings against investment securities, equipment note payable, and finance leases.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP financial measure.

	For the year ended December 31,
($ in thousands)	2021	2020	2019
Net income	$1,568,400	$3,382,510	$415,057
Interest expense on non-funding debt	86,086	28,062	16,781
Provision for income taxes	9,841	2,450	—
Depreciation and amortization	35,098	16,820	9,405
Stock-based compensation expense	6,467	—	—
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(286,348)	—	—
(Recovery)/Impairment of MSRs (2)	—	19,584	20,559
Deferred compensation, net(3)	21,900	4,665	11,000
Change in fair value of Public and Private Warrants (4)	(36,105)	—	—
Change in Tax Receivable Agreement liability (5)	11,937	—	—
Change in fair value of investment securities (6)	1,061	—	—
Adjusted EBITDA	$1,418,337	$3,454,091	$472,802

(1)Reflects the change ((increase)/decrease) in fair value due to changes in valuation inputs or assumptions, including discount rates and prepayment speed assumptions, primarily due to changes in market interest rates. Refer to Note 5 - Mortgage Servicing Rights to the notes to the consolidated financial statements.
(2)Reflects temporary impairments recorded as a valuation allowance against the value of MSRs, and corresponding subsequent recoveries.
(3)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(4)Reflects the change ((decrease)/increase) in the fair value of the Public and Private Warrants.
(5)Reflects the change ((decrease)/increase) in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements for additional information related to the Tax Receivable Agreement.
(6)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

	For the year ended December 31,
($ in thousands)	2021	2020	2019
Revenue
Loan production income	$2,585,807	$4,551,415	$1,043,483
Loan servicing income	638,738	288,304	102,288
Change in fair value of mortgage servicing rights	(587,813)	—	—
Gain (loss) on sale of mortgage servicing rights	1,791	(62,285)	(22,480)
Interest income	331,770	161,160	155,129
Total revenue, net	2,970,293	4,938,594	1,278,420
Expenses
Salaries, commissions and benefits	697,680	552,143	372,172
Direct loan production costs	72,952	54,459	34,434
Marketing, travel, and entertainment	62,472	20,367	23,433
Depreciation and amortization	35,098	16,820	9,405
General and administrative	133,334	98,856	91,076
Servicing costs	108,967	70,835	30,936
Amortization, impairment and pay-offs of mortgage servicing rights	—	573,118	137,776
Interest expense	304,656	167,036	164,131
Other (income)/expense	(23,107)	—	—
Total expenses	1,392,052	1,553,634	863,363
Earnings before income taxes	1,578,241	3,384,960	415,057
Provision for income taxes	9,841	2,450	—
Net income	1,568,400	3,382,510	415,057
Net income attributable to non-controlling interest	1,469,955	N/A	N/A
Net income attributable to UWM Holdings Corporation	$98,445	N/A	N/A

Loan production income

The table below provides details of the characteristics of our loan production for each of the periods presented:

Loan Production Data:	For the year ended December 31,
($ in thousands)	2021	2020	2019
Loan origination volume by type
Conventional conforming	$183,178,860	$153,525,586	$76,207,713
FHA/VA/USDA	26,868,391	27,541,347	25,563,260
Non-agency	16,456,442	1,480,708	5,996,199
Total loan origination volume	$226,503,693	$182,547,641	$107,767,172
Portfolio metrics
Average loan amount	346	325	318
Weighted average loan-to-value ratio	71.68%	71.01%	78.69%
Weighted average credit score	750	758	741
Weighted average note rate	2.90%	3.01%	4.04%
Percentage of loans sold
To GSEs	90%	99%	93%
To other counterparties	10%	1%	7%
Servicing-retained	99%	100%	96%
Servicing-released	1%	—%	4%

The components of loan production income for the periods presented were as follows:

	For the year ended December 31,		Change $	Change %
($ in thousands)	2021	2020
Primary gain (loss)	$(244,134)	$2,291,731	$(2,535,865)	(110.7)%
Loan origination fees	477,759	399,996	77,763	19.4%
Provision for representation and warranty obligations	(45,301)	(36,510)	(8,791)	24.1%
Capitalization of MSRs	2,397,483	1,896,198	501,285	26.4%
Loan production income	$2,585,807	$4,551,415	$(1,965,608)	(43.2)%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2020	2019
Primary gain (loss)	$2,291,731	$(277,917)	$2,569,648	(924.6)%
Loan origination fees	399,996	213,673	186,323	87.2%
Provision for representation and warranty obligations	(36,510)	(19,153)	(17,357)	90.6%
Capitalization of MSRs	1,896,198	1,126,880	769,318	68.3%
Loan production income	$4,551,415	$1,043,483	$3,507,932	336.2%

Loan production income was $2.59 billion for the year ended December 31, 2021, a decrease of $1.97 billion, or 43.2%, as compared to $4.55 billion for the year ended December 31, 2020. The decrease in loan production income was primarily driven by a decrease of 135 basis points in gain margin, from 249 basis points during the year ended December 31, 2020 to 114 basis points for the same period in 2021. The decrease in gain margin was due to a decline in the primary/secondary mortgage interest rate spread, driven by a rising interest rate environment in 2021 as well as increased marketplace competition. The effects of the decrease in gain margin were partially offset by an increase of $44.0 billion, or 24%, in loan production volume (from $182.5 billion to $226.5 billion) during the year ended December 31, 2021, as compared to the same period in 2020.

Loan production income was $4.55 billion for the year ended December 31, 2020, an increase of $3.51 billion, or 336.2%, as compared to $1.04 billion for the year ended December 31, 2019. The increase in loan production income was primarily driven by a $74.8 billion, or 69%, increase in mortgage loan origination volume to $182.5 billion and an increase in gain margin stemming from lower interest rates in 2020.

Loan servicing income
The table below summarizes loan servicing income for each of the periods presented:

	For the year ended December 31,		Change $	Change %
($ in thousands)	2021	2020
Contractual servicing fees	$632,276	$284,257	$348,019	122.4%
Late, ancillary and other fees	6,462	4,047	2,415	59.7%
Loan servicing income	$638,738	$288,304	$350,434	121.6%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2020	2019
Contractual servicing fees	$284,257	$100,641	$183,616	182.4%
Late, ancillary and other fees	4,047	1,647	2,400	145.7%
Loan servicing income	$288,304	$102,288	$186,016	181.9%

	For the year ended December 31,
($ in thousands)	2021	2020	2019
Average UPB of loans serviced	$256,133,840	$121,467,440	$42,934,645
Average number of loans serviced	821,418	387,791	147,101

Loan servicing income was $638.7 million for the year ended December 31, 2021, an increase of $350.4 million, or 121.6%, as compared to $288.3 million for the year ended December 31, 2020. The increase in loan servicing income during the year ended December 31, 2021 was driven by the growing servicing portfolio as a result of the additional origination volume, offset slightly by one bulk sale of MSRs in 2021 (total UPB of $22.7 billion).

Loan servicing income was $288.3 million for the year ended December 31, 2020, an increase of $186.0 million, or 181.9%, as compared to $102.3 million for the year ended December 31, 2019. The increase in loan servicing income was primarily driven by the growing servicing portfolio size as a result of the additional origination volume.

For the periods presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	December 31, 2021	December 31, 2020
UPB of loans serviced	319,807,457	188,268,883
Number of loans serviced	1,017,027	607,000
MSR portfolio delinquency count (60+ days) as % of total	0.81%	1.93%
Weighted average note rate	2.94%	3.13%
Weighted average service fee	0.2624%	0.2738%

Change in Fair Value of Mortgage Servicing Rights

Effective January 1, 2021, the Company adopted the fair value method of accounting for mortgage servicing rights. In connection with this accounting change, the Company recorded an approximate $3.4 million increase to MSR assets and retained earnings as of January 1, 2021. During the year ended December 31, 2021, the fair value of MSR assets declined by approximately $572.9 million, which was attributable to a decline of approximately $859.3 million due to realization of cash flows and decay (including loans paid in full), offset by an increase of approximately $286.3 million as a result of changes in valuation inputs or assumptions, driven primarily by increases in market interest rates. In addition, during the third quarter of 2021, the Company recorded a $14.9 million reserve for its estimated obligation for protection provisions granted to the buyer and transaction costs as part of a bulk sale of MSRs, which is reflected as part of the change in fair value of MSRs in the consolidated statement of operations for 2021.
Gain (loss) on sale of mortgage servicing rights

The gain on sale of MSRs was $1.8 million for the year ended December 31, 2021, compared to a loss on sale of MSRs of $62.3 million for the year ended December 31, 2020. The gain of $1.8 million in 2021 was due to the release of a hold-back reserve from sales that occurred in 2020, partially offset by a $2.4 million provision related to an uncollectible receivable from a single counterparty that arose in connection with 2020 MSR sale transactions. The loss on 2020 bulk MSR sale transactions was primarily driven by decreasing interest rates that adversely impacted fair values, or the amounts a buyer is willing to pay for MSRs.

The loss on sale of MSRs was $62.3 million for the year ended December 31, 2020, as compared to a loss of $22.5 million for the year ended December 31, 2019. The increase in the loss on sale of MSRs year over year was primarily driven by decreasing interest rates that adversely impacted fair values, or the amounts a buyer is willing to pay for MSRs.

Interest income

Interest income was $331.8 million for the year ended December 31, 2021, an increase of $170.6 million, or 106%, as compared to $161.2 million for the year ended December 31, 2020. This increase was primarily driven by increased loan production and longer loan hold times for certain loans during the fourth quarter (see discussion below under "2021 Developments"), which increased our average balances of loans at fair value, partially offset by a slight decline in average loan interest rates.

Interest income was $161.2 million for the year ended December 31, 2020, an increase of $6.1 million, or 3.9%, as compared to $155.1 million for the year ended December 31, 2019. The increase was primarily driven by increased loan production, which increased our average loan balances, offset by a decline in interest rates as well as a shorter hold period on loans produced.

Expenses

    Expenses for the periods presented were as follows:

	For the year ended December 31,		Change $	Change %
	2021	2020
Salaries, commissions and benefits	$697,680	$552,143	$145,537	26.4%
Direct loan production costs	72,952	54,459	18,493	34.0%
Marketing, travel, and entertainment	62,472	20,367	42,105	206.7%
Depreciation and amortization	35,098	16,820	18,278	108.7%
General and administrative	133,334	98,856	34,478	82.4%
Servicing costs	108,967	70,835	38,132	53.8%
Amortization, impairment and pay-offs of mortgage servicing rights	—	573,118	(573,118)	(100.0)%
Interest expense	304,656	167,036	137,620	34.9%
Other (income)/expense	(23,107)	—	(23,107)	100.0%
Total expenses	$1,392,052	$1,553,634	$(161,582)	(10.4)%

	For the year ended December 31,		Change $	Change %
	2020	2019
Salaries, commissions and benefits	$552,143	$372,172	$179,971	48.4%
Direct loan production costs	54,459	34,434	20,025	58.2%
Marketing, travel, and entertainment	20,367	23,433	(3,066)	(13.1)%
Depreciation and amortization	16,820	9,405	7,415	78.8%
General and administrative	98,856	91,076	7,780	8.5%
Servicing costs	70,835	30,936	39,899	129.0%
Amortization, impairment and pay-offs of mortgage servicing rights	573,118	137,776	435,342	316.0%
Interest expense	167,036	164,131	2,905	1.8%
Other (income)/expense	—	—	—	—%
Total expenses	$1,553,634	$863,363	$690,271	80.0%

Total expenses

Total expenses were $1.39 billion for the year ended December 31, 2021, a decrease of $161.6 million, or 10.4%, as compared to $1.55 billion for the year ended December 31, 2020. Effective January 1, 2021, we made an election to account for all classes of MSRs using the fair value method. Under this new accounting policy for MSRs, the change in fair value of MSRs is reported as part of total revenue, net, and MSRs are no longer amortized and subject to periodic impairment testing. Therefore, there is no similar amount recorded for the amortization, impairment and pay-offs of MSRs for the year ended December 31, 2021, as compared to amortization, impairment and pay-offs of MSRs of $573.1 million for the year ended December 31, 2020.

Excluding the $573.1 million of amortization, impairment and pay-offs of MSRs in 2020, total expenses increased by $411.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in salaries, commissions and benefits of $145.5 million, or 26.4%, for the year ended December 31, 2021 as compared to the prior year, primarily due to increased average headcount to support our continued growth, as well as increased loan production. Interest expense increased $137.6 million primarily due to interest expense on the $800.0 million of 2025 Senior Notes issued in November of 2020, $700.0 million of 2029 Senior Notes issued in April 2021, and $500.0 million of 2027 Senior Notes issued in November 2021, as well as higher interest expense on warehouse facilities resulting from increased loan production and longer loan hold times during 2021, offset slightly by lower interest expense on the operating lines of credit which were paid off and terminated in 2021. Marketing, travel and entertainment increased $42.1 million during the year ended December 31, 2021 as compared to the same period in prior year, which was primarily attributable to increased advertising costs and brand marketing. Servicing costs increased $38.1 million during the year ended December 31, 2021 as compared to the same period in prior year due to the increase in the servicing portfolio, partially offset by gains from the repurchase, modification and re-delivery of Ginnie Mae loans eligible for repurchase. In addition, the Company recorded $23.1 million of other income for the year ended December 31, 2021 which represents a $36.1 million decrease in the fair value of the liability for the Public and Private Warrants from the closing date of the business combination transaction through

December 31, 2021, partially offset by an increase of $11.9 million in the Tax Receivable Agreement liability resulting from sales of MSRs and the valuation of certain intangible assets for tax purposes in connection with the business combination transaction, and a $1.1 million decrease in the fair value of the retained investment securities.

Total expenses were $1.55 billion for the year ended December 31, 2020, an increase of $690.3 million, or 80.0%, as compared to $863.4 million for the year ended December 31, 2019. The increase in expenses was primarily due to an increase in amortization, impairment and pay-offs of MSRs, as well as increased salaries, commissions and benefits. Amortization, impairment and pay-offs increased by $435.3 million or 316.0% due to an increase in overall size of the MSR portfolio and impairment related to MSRs. The increase in salaries, commissions and benefits of $180.0 million or 48.4% was primarily due to an increase in headcount to support increased loan volume. Headcount increased by approximately 2,600 team members from approximately 4,900 at December 31, 2019 to approximately 7,500 at December 31, 2020. Servicing costs also increased by $39.9 million or 129.0% as compared to the year ended December 31, 2019 primarily due to the growing portfolio size as a result of the increased origination volume.

Income Taxes

We recorded a $9.8 million provision for income taxes during the year ended December 31, 2021 compared to a provision for income taxes of $2.5 million for the year ended December 31, 2020, and no provision for income taxes for the year ended December 31, 2019. The increase in the provision for income taxes in 2021 was primarily due to the change in the Company's tax status upon completion of the business combination transaction. The variations between the Company’s effective tax rate and the U.S. statutory rate in 2021 are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation for year to date includes income only from January 21, 2021 to December 31, 2021, which represents the period in which the Company had an ownership interest in Holdings LLC.

Net income

Net income was $1.57 billion for the year ended December 31, 2021, a decrease of $1.81 billion or 53.6%, as compared to $3.38 billion for the year ended December 31, 2020. The decrease was primarily the result of the decrease in total revenue, net of $1.97 billion, partially offset by a decrease in total expenses of $161.6 million, as further described above.

Net income was $3.38 billion for the year ended December 31, 2020, an increase of $2.97 billion or 714.9%, as compared to $415.1 million for the year ended December 31, 2019. The increase was primarily the result of the increase in total revenue net, of $3.66 billion, partially offset by an increase in total expenses of $690.3 million, as further described above.

Net income attributable to the Company of $98.4 million for the year ended December 31, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC from January 21, 2021 through December 31, 2021.

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

Historically, our primary uses of funds have included:
•origination of loans;
•retention of MSRs from our loan sales;
•payment of interest expense;
•payment of operating expenses; and
•dividends to our Class A common stockholders and distributions to SFS Corp.

We are also subject to contingencies which may have a significant impact on the use of our cash.

To originate and aggregate loans for sale or securitization into the secondary market, we use our own working capital and borrow or obtain funding on a short-term basis primarily through uncommitted and committed warehouse facilities that we have established with large global banks, regional or specialized banks and certain agencies.

2021 Developments

In accordance with the National Housing Act (NHA), as amended by the Housing and Economic Recovery Act of 2008, the FHA is required to annually set single family forward mortgage loan limits at 115 percent of area median house prices, subject to a floor and a ceiling on the limits. To allow our Independent Mortgage Brokers to provide borrowers with higher loan amounts with better pricing, in anticipation of the increase for 2022, we raised the loan limits on conforming loans that we originated to $625,000 effective October 1, 2021. In December 2021, the FHA announced that it had increased the size of conforming loans that it would purchase commencing in 2022 to $647,200, an increase of nearly 18% and the maximum loan limit “ceiling” for high-cost areas at $970,800. As a result of our early adoption of the higher loan size limits, we held all conforming loans originated in the fourth quarter with principal balances between $548,250 (the 2021 cap) and $625,000 through January 2022 when these loans could be sold to the GSEs. As a result of this pro-active strategy, our outstanding loan balances and the amounts outstanding under our warehouse lines materially increased as of December 31, 2021, and in conjunction, our cash balance decreased. However, these amounts returned to more normalized levels, when these loans were sold to the GSEs. In addition, beginning in the second quarter of 2021, we began selling loans through private label securitizations, which results in longer average hold periods for certain loans as we aggregate these loans into pools which are securitized. As of January 31, 2022, our mortgage loans at fair value had decreased to $7.9 billion, as compared to $17.5 billion at December 31, 2021. In addition, the amounts outstanding under our warehouse lines of credit decreased to $7.0 billion as of January 31, 2022, as compared to $16.0 billion at December 31, 2021.

Loan Funding Facilities

    Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on one-month LIBOR plus a spread. In January 2022, two of our warehouse facilities were amended to change the reference interest rate from LIBOR to variants of SOFR due to the pending discontinuation of LIBOR. We expect the remaining warehouse facilities to transition from LIBOR to a different reference interest at some point in 2022 due to the pending discontinuation of LIBOR.

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

The amount of financing advanced to us under our warehouse facilities, as determined by agreed upon advance rates, may be less than the stated advance rate depending, in part, on the fair value of the mortgage loans securing the financings and premium we pay the broker. Each of our warehouse facilities allows the bank extending the advances to evaluate regularly the market value of the underlying loans that are serving as collateral. If a bank determines that the value of the collateral has decreased, the bank can require us to provide additional collateral or reduce the amount outstanding with respect to the corresponding loan (e.g., initiate a margin call). Our inability to satisfy the request could result in the termination of the facility and, depending on the terms of our agreements, possibly result in a default being declared under our other warehouse facilities.

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls from a majority of our warehouse lenders. When considering the full fair value of the loans, the required decline is even more significant. Typically, we do not receive margin calls on a majority of our warehouse lines. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of December 31, 2021, there were no outstanding exchanges of collateral.

The amount owed and outstanding on our warehouse facilities fluctuates based on our origination volume, the amount of time it takes us to sell the loans we originate, our cash on hand, and our ability to obtain additional financing. We reserve the right to arrange for the early payment of outstanding loans and advances from time to time. As of December 31, 2021, the self-warehouse amount was insignificant. As we accumulate loans, a significant portion of our total warehouse facilities may be utilized to fund loans.

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of December 31, 2021.

Facility Type	Collateral	Line Amount as of December 31, 2021[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2021 (in thousands)[4]
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$150 Million	2/29/2012	5/24/2022	$144,534
Master Repurchase Agreement	Mortgage Loans	$200 Million	3/30/2018	9/5/2022	197,976
Master Repurchase Agreement	Mortgage Loans	$400 Million	8/21/2012	10/20/2022	372,895
Master Repurchase Agreement	Mortgage Loans	$300 Million	8/19/2016	11/9/2022	280,637
Master Repurchase Agreement	Mortgage Loans	$250 Million	2/26/2016	12/22/2022	192,614
Master Repurchase Agreement	Mortgage Loans	$1 Billion	7/10/2012	1/9/2023	963,495
Master Repurchase Agreement	Mortgage Loans	$3.5 Billion	12/31/2014	2/22/2023	3,349,395
Master Repurchase Agreement	Mortgage Loans	$1.3 Billion[2]	3/7/2019	2/22/2023	1,230,017
Master Repurchase Agreement	Mortgage Loans	$1 Billion	4/23/2021	4/23/2023	755,539
Master Repurchase Agreement	Mortgage Loans	$2 Billion	10/30/2020	5/26/2023	1,163,447
Master Repurchase Agreement	Mortgage Loans	$4.5 Billion[3]	5/9/2019	7/28/2023	4,482,245
Master Repurchase Agreement	Mortgage Loans	$700 Million	7/24/2020	8/30/2023	673,471
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	9/8/2020	9/18/2023	913,247
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	516,889
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	718,537
					$15,954,938
1 An aggregate of $251.0 million of these line amounts is committed as of December 31, 2021.
2 $750 million of available credit under this warehouse line of credit agreement was temporary and expired in early 2022.
3 $500 million of available credit under this warehouse line of credit agreement was temporary and expired in early 2022.
4 Amounts outstanding reflect early-rollout of the loan size limits during the fourth quarter as discussed above under “2021 Developments." As of January 31, 2022, the aggregate amount outstanding under the warehouse lines was $7.0 billion.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2021, the amount outstanding through the ASAP+ program was approximately $516.9 million and $718.5 million was outstanding under the EF program.

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

The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date that can be terminated by either party upon written notice. As of December 31, 2021, no amount was outstanding under this line.

Covenants

Our warehouse facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of December 31, 2021 and December 31, 2020.

Other Financing Facilities

Senior Notes

On November 3, 2020, we issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year, beginning on May 15, 2021. We used approximately $500.0 million of the net proceeds from the offering of 2025 Senior Notes for general corporate purposes to fund future growth and distributed the remainder to SFS Corp. for tax distributions.

On or after November 15, 2022, we may, at our option, redeem the 2025 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: November 15, 2022 at 102.750%; November 15, 2023 at 101.375%; or November 15, 2024 until maturity at 100.000%, of the principal amount of the 2025 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to November 15, 2022, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2025 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, we may, at our option, redeem the 2025 Senior Notes prior to November 15, 2022 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.

On April 7, 2021 we issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2029 Senior Notes is due semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. We used a portion of the proceeds from the issuance of the 2029 Senior Notes to pay off and terminate the $400.0 million line of credit, effective April 20, 2021, and the remainder for general corporate purposes.

On or after April 15, 2024, we may, at our option, redeem the 2029 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: April 15, 2024 at 102.750%; April 15, 2025 at 101.375%; or April 15, 2026 until maturity at 100.000%, of the principal amount of the 2029 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to April 15, 2024, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2029 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, we may, at our option, redeem the 2029 Senior Notes prior to April 15, 2024 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.
On November 22, 2021, we issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year, beginning on June 15, 2022. We used the proceeds from the issuance of the 2027 Senior Notes for general corporate purposes.

On or after June 15, 2024, we may, at our option, redeem the 2027 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: June 15, 2024 at 102.875%; June 15, 2025 at 101.438%; or June 15, 2026 until maturity at 100.000%, of the principal amount of the 2027 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to June 15, 2024, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes originally issued at a redemption price of 105.75% of the principal amount of the 2027 Senior Notes redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, we may, at our option, redeem the 2027 Senior Notes prior to June 15, 2024 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates,

(5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of December 31, 2021.

Borrowings Against Investment Securities

In 2021, the Company's consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. The Company entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of December 31, 2021, we had $118.8 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from seven to eleven months as of December 31, 2021, and interest rates based on twelve-month LIBOR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities. As these investment securities are financed on average at approximately 80% of the outstanding principal balance, significant declines in the fair value of the investment securities would be required for us to experience margin calls from the counterparty. As of December 31, 2021, there were no outstanding exchanges of collateral under these sale and repurchase agreements.

Equipment Note Payable

As of December 31, 2021, we had $2.0 million outstanding under four equipment finance term notes, which are primarily collateralized by computer-related hardware. One of the equipment finance term notes that was outstanding as of December 31, 2020, with a balance of $24.6 million, was paid off and terminated in April 2021.

Finance Leases

As of December 31, 2021, our finance lease liabilities were $58.0 million, $29.1 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from two to fifteen years.

Cash flow data for the years ended December 31, 2021, 2020 and 2019

	For the year ended December 31,
($ in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(9,956,963)	$56,412	$(3,496,012)
Net cash provided by investing activities	199,751	231,882	577,375
Net cash provided by financing activities	9,264,463	802,260	3,009,807
Net (decrease) increase in cash and cash equivalents	$(492,749)	$1,090,554	$91,170
Cash and cash equivalents at the end of the period	731,088	1,223,837	133,283

Net cash used in operating activities

Net cash used in operating activities was $10.0 billion for the year ended December 31, 2021 compared to net cash provided by operating activities of $56.4 million for the same period in 2020. The decrease in cash flows from operating activities was primarily driven by the early roll-out of the increased loan size limits and the aggregation of loans for private label securitization transactions discussed above which materially increased our mortgage loans at fair value as of December 31, 2021, as well as a decrease in net income in 2021, adjusted for non-cash items, including an increase in the capitalization of MSRs (due to increased loan sale volume).

Net cash provided by operating activities was $56.4 million for the year ended December 31, 2020 compared to cash used in operating activities of $3.5 billion for the same period in 2019. The increase in cash flows provided by operating activities was primarily driven by increased net income for the period adjusted for non-cash items including a decrease in the non-cash adjustment for mortgage loans at fair value, an increase in the non-cash adjustment for capitalization of MSRs, and an increase in the non-cash adjustment for amortization and pay-offs of mortgage servicing rights.

Net cash provided by investing activities

Net cash provided by investing activities was $199.8 million for the year ended December 31, 2021 compared to $231.9 million of net cash provided by investing activities for the same period in 2020. The decrease in cash flows provided by investing activities was primarily driven by an increase in purchases of premises and equipment, and a decrease in proceeds from the sale of MSRs.

Net cash provided by investing activities was $231.9 million for the year ended December 31, 2020 compared to $577.4 million for the same period in 2019. The decrease in cash flows provided by operating activities was primarily driven by a decrease in proceeds from the sale of MSRs, offset by an increase in purchases of premises and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $9.3 billion for the year ended December 31, 2021 compared to cash provided by financing activities of $802.3 million for the same period in 2020. The increase in cash flows provided by financing activities in 2021 was primarily driven by an increase in net borrowings under warehouse lines of credit (due to increased mortgage loans at fair value as a result of increased loan production and the early roll-out of the increase in loan size limits discussed above), additional net proceeds from the issuance of Senior Notes in 2021, proceeds from borrowings against investment securities in 2021, net proceeds from the business combination transaction in 2021, and a decrease in distributions to SFS Corp. in 2021, partially offset by 2021 dividends paid to Class A common stockholders, an increase in net repayments under operating lines of credit, Class A common stock repurchases, and increases in net repayments under equipment notes payable and finance lease liabilities.

Net cash provided by financing activities was $802.3 million for the year ended December 31, 2020 compared to cash provided by financing activities of $3.0 billion for the same period in 2019. The decrease in cash flows provided by financing activities in 2020 was primarily driven by a decrease in net borrowings under warehouse and operating lines of credit, and an increase in member distributions, partially offset by the net proceeds from the issuance of the Senior Notes.

Contractual Obligations

Cash requirements from contractual and other obligations

As of December 31, 2021, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, and payments under our financing and operating lease agreements. Annual cash payments for interest under our Senior Notes total approximately $111.3 million and the Senior Notes are due in 2025 ($800.0 million), 2027 ($500.0 million), and 2029 ($700.0 million). The principal amount of the borrowings against investment securities of $118.8 million is due within one year of December 31, 2021, but we intend to renew the applicable sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities. Our weighted average remaining lease term for operating leases is approximately 15 years, and remaining contractual operating leases payments totaled $182.3 million as of December 31, 2021, of which $12.4 million is due in 2022. Our weighted average remaining lease term for financing leases is approximately 8 years, and remaining contractual financing lease payments totaled $67.1 million as of December 31, 2021, of which $18.8 million is due in 2022. We do not have material commitments for capital expenditures as of December 31, 2021 given the nature of our business.
We declared dividends of $0.10 per share on its Class A common stock each quarter in 2021. In connection with its decision to declare a dividend on its Class A common stock, our Board of Directors, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, can determine whether to (a) make distributions from Holdings LLC to only UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of our Class B common stock or (b) make proportional and simultaneous distributions from Holdings LLC to UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

During 2021, the Company paid cash dividends of $30.6 million to its Class A common stockholders, representing $0.10 per share of Class A Common Stock in each of the first, second and third quarter and declared a dividend for the fourth quarter of $0.10 per share of Class A common stock which was paid on January 6, 2022. For each of the first and second quarters of 2021, the Board determined to make proportional and simultaneous distributions to SFS Corp. and consequently made distributions of $300.4 million to SFS Corp., representing a simultaneous distribution of $0.10 per Holdings LLC Class B Unit for each of the first and second quarter. As of December 31, 2021, cumulative proportional distributions related to the third and fourth quarter 2021 Class A common stock dividends of approximately $300.4 million had yet to be declared by Holdings LLC to SFS Corp. In early January 2022, the Board declared and Holdings LLC paid these cumulative proportional distributions to SFS Corp. simultaneously with the payment of the fourth quarter 2021 Class A common stock dividend of approximately $9.2 million.

The sources of funds needed to satisfy these cash requirements include cash flows from operations and investing activities, including cash flows from sales of MSRs, sale or securitization of loans into the secondary market, loan origination fees, servicing fee income, and interest income on mortgage loans.

Repurchase and indemnification obligations

Loans sold to investors which we believe met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on our assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. See Note 11 - Commitments and Contingencies in the notes to the consolidated financial statements for further information.

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

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	December 31, 2021	December 31, 2020
Interest rate lock commitments—fixed rate	$13,402,401	$10,594,329
Interest rate lock commitments—variable rate	48,566	—
Commitments to sell loans	3,130,203	480,894
Forward commitments to sell mortgage-backed securities	25,756,975	16,121,845

As of December 31, 2021, we had sold $1.5 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in January 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Our IRLCs and mortgage loans at fair value are exposed to interest rate volatility. During the origination, pooling, and delivery process, this pipeline value rises and falls with changes in interest rates. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we predominately utilize forward agency or Ginnie Mae To Be Announced ("TBA") securities as our primary hedge instrument. The TBA market is a secondary market where forward loan sale commitments ("FLSCs") or TBAs are sold by lenders seeking to hedge the risk that market interest rates may change and lock in a price for the mortgages they are in the process of originating.

Interest rate risk also occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our net interest income. This is primarily mitigated through expedited sale of our loans.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used December 31, 2021 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of December 31, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	December 31, 2021
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$89,174	$(100,032)
MSRs	(92,030)	84,894
IRLCs	110,467	(128,632)
Total change in assets	$107,611	$(143,770)
Increase (decrease) in liabilities
FLSCs	$(199,079)	$222,457
Total change in liabilities	$(199,079)	$222,457

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2021, our originated loans had a weighted average loan to value ratio of 71.68%, and a weighted average FICO score of 750. For the year ended December 31, 2020, our originated loans had a weighted average loan to value ratio of 71.01%, and a weighted average FICO score of 758.

Counterparty risk

We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, limiting singular credit exposures on the amount of unsecured credit extended to any single counterparty, and entering into master netting agreements with the counterparties as appropriate.

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2021 or December 31, 2020.

Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs as well as fostering long-term relationships.

Critical Accounting Estimates and Use of Significant Estimates

Preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require management's judgement to make difficult, subjective or complex judgements about matters that are uncertain. Actual results could differ and the use of other assumptions or estimates could result in material differences in our consolidated financial statements. Our critical accounting policies and estimates are discussed below and primarily relate to the fair value and other estimates.

Mortgage loans held at fair value and revenue recognition

We record mortgage loans at estimated fair value. Mortgage loans at fair value is comprised of loans that are expected to be sold into the secondary market as well as loans that have been previously sold (legal basis) where the Company has the unilateral right to repurchase the loans. When we have the unilateral right to repurchase Ginnie Mae pool loans we have previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to us, the previously sold assets are required to be re-recognized on the balance sheet. We record our potential purchase obligation at the gross amount of the loan eligible to be repurchased. Because the genesis of the right to call the asset rests in its delinquency status, the estimated fair value of the loan is typically discounted upon purchase with a corresponding reduction to our representation and warranty reserve.

The fair value of mortgage loans is estimated using observable market information including pricing from current cash commitments from government sponsored enterprises, recent market commitment prices, or broker quotes, as if the loans were to be sold currently into the secondary market. Loans at fair value for which there is little to no observable trading activity of similar instruments (e.g., scratch and dent buyers) are valued using dealer price quotations which typically results in purchase price discounts. We also factor our loans’ readiness to be sold to loan outlets and adjust the fair value accordingly.

A majority of the revenues from mortgage loan originations are recognized as a component of "loan production income" in the consolidated statements of operations when the loan is originated, which is the primary revenue recognition event as the loans are recorded at estimated fair value upon origination. Loan production income also includes the unrealized gains and losses associated with the changes in the fair value of mortgage loans at fair value and the realized and unrealized gains and losses from derivative assets and liabilities. Other companies recognize a majority of the revenue related to lending activity when they make an interest rate lock commitment with a borrower.

Mortgage loans at fair value were $17.5 billion at December 31, 2021, compared to $7.9 billion as of December 31, 2020.

Mortgage servicing rights

MSRs represent the fair value assigned to the rights to the contracts that obligate us to service the loans sold in exchange for a servicing fee. At the date the loan is sold with servicing retained, the fair value of the MSR is capitalized and recognized as a component of "loan production income" in the consolidated statements of operations. On January 1, 2021, the Company adopted the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Prior to the election of the fair value method on January 1, 2021, MSRs were subsequently amortized in proportion to the estimated future net servicing revenue and were periodically evaluated for impairment. MSRs were stratified based upon their predominant risk characteristic which is interest rate, and each strata was evaluated for impairment quarterly by comparing the fair value of each strata to its amortized cost.

For purposes of both initial and subsequent measurement, the fair value of MSRs is determined using a valuation model that calculates the present value of estimated net future servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing income, and ancillary income and late fees, among others. Changes in the estimates used to value MSRs could materially change the estimated fair value. Judgement is made when determining these assumptions, however, these estimates are supported by market and economic data collected from various outside sources. The key unobservable inputs used in determining the fair value of our MSRs include the discount rate, prepayment speeds, and the cost of servicing.

Changes in economic and other relevant conditions could cause actual results to differ from assumptions used to determine fair value. Markets, specifically buyers of MSRs, may change perspective on assumptions or MSR value entirely which can lead to different values and outcomes. Assumptions emanate from recent market transactions as well as current expectations and vary over time. There are also differences between assumptions used to determine fair value (what a buyer would pay) and what we can achieve in its operations. Prepayment speeds can change quickly and be materially different between buyers. Consequently, prepayment speed assumptions often differ from our estimates. Increases in prepayment speeds generally have an adverse effect on the fair value of MSRs. Discount rates imply a rate of return. Similarly, discount rates are subjective and, in practice, are often imputed to reconcile to current trades. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. The cost to service assumption can vary based upon buyer expectation, bidding strategy, and can depend upon the cost structure of a potential bidder. The higher the servicing cost assumption, the lower the MSR value. If we are unable to achieve the cost assumption, the MSRs' operational economics will lag fair value. Other assumptions used, while not as significant, have similar impacts to fair value of MSRs. Refer to Note 5 - Mortgage Servicing Rights to the consolidated financial statements for additional detail regarding the quantitative impact on the fair value of MSRs as a result of adverse changes in key unobservable inputs.

MSRs were $3.3 billion as of December 31, 2021, compared to $1.8 billion as of December 31, 2020. For the year ended December 31, 2021, we recognized $286.3 million of income due to changes in the fair value of MSRs as a result of changes in valuation inputs and assumptions, primarily as a result of increases in market interest rates.

Derivative Financial Instruments

Derivatives are recognized as assets or liabilities on the balance sheets and are measured at estimated fair value with changes recorded in the consolidated statements of operations within "loan production income" in the period in which they occur. IRLCs on mortgage loans to be originated or purchased which are intended to be sold are considered derivative financial instruments and are the primary basis of our interest rate or pricing risk. We enter into FLSCs to mitigate risk of IRLCs as well as loans, and to efficiently facilitate sale of loans into the secondary market. IRLCs and FLSCs are free standing derivative financial instruments.

We estimate the value of its derivatives based on estimates of the price that would be received to sell an asset or paid to transfer a liability. Each individual contract is the basis for the determination. FLSCs are firm commitments and the value is almost exclusively determined based upon the underlying difference in interest rates between the contract’s terms and current market. Similarly, we value IRLCs based upon the difference between the terms of the individual contract and the current market interest rates. Fair value estimates of IRLCs also take into account the probability that loan commitments may not be expected to be exercised by borrowers (the "pullthrough" rate), which is estimated based on historical experience. We consider the value of net future cash flows related to the associated servicing right of the eventual loan (however, the loan must first be originated, then the loan would need to be sold, with servicing retained or contractually separated, for MSR cash flows to distinctively exist), because if we did not, in most market conditions, IRLCs would result in a somewhat arbitrary loss recognition at inception. For valuation of IRLCs, we prioritize determination of exit price (what a buyer would pay) of the contract in its current form, over future components or elements. This approach results in revenue recognition when the loan is originated as opposed to the primary revenue recognition event of accepting an interest rate lock.

IRLCs and loans at fair value expose us to the risk that the price of the existing loans and future loans to be made, which underlie the commitments, might decline in value due to increases in mortgage interest rates. To protect against this risk, we use FLSCs to economically hedge the risk of potential changes in the value of the loans and IRLCs (future loans). We expect that the changes in fair value of the forward commitments will either substantially or partially offset the changes in fair value of the loans and IRLCs.

Derivative assets and liabilities were $67.4 million and $36.7 million, respectively, as of December 31, 2021, as compared to $61.1 million and $66.2 million, respectively, as of December 31, 2020.

Representations and warranties reserve

Loans sold to investors which we believe met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on its assessment of our contingent and non-contingent obligations, including the universe of loans which may still be at risk for indemnity, expected frequency, appeal rate success, expected loss severity, expected economic conditions, as well as an estimate for the cost of a market participant’s potential readiness to stand by to perform on such obligations. We also consider our historical repurchase and loss experience when making these estimates. The reserve includes amounts for repurchase demands received but still under review as well as a reserve for the expected future losses on loans sold to investors for which no request for repurchase or indemnification demand has yet been received. The provision for these losses is included in "loan production income" in the consolidated statements of operations.

The maximum exposure under our representations and warranties obligations would be the outstanding principal balance, any premium received on all loans ever sold by us that are not subject to agency certainty clauses, as well as potential costs associated with repurchasing or indemnifying the buyers, less any loans that have already been paid in full by the borrower, loans that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make whole, or that have been repurchased.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UWM Holdings Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows, for each year in the periods ended December 31, 2021, and December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, on January 1, 2021, the Company adopted the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Mortgage Servicing Rights — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. Subsequent to initial recognition, the fair value of MSRs is estimated with the assistance of an independent third-party valuation expert based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rate, cost to service, and other assumptions. The Company’s MSRs balance was $3.314 billion at December 31, 2021.

We identified the valuation of MSRs as a critical audit matter because of (i) the significant judgments made in determining the prepayment speeds and discount rate assumptions (“significant valuation assumptions”) given the limited market observability of these assumptions, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant valuation assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant valuation assumptions used by management to estimate the fair value of the Company’s MSRs included the following, among others:

•We tested the design and operating effectiveness of controls over management’s valuation of MSRs including management’s evaluation of the reasonableness of the significant assumptions used in the valuation expert’s model.

•We inquired of the Company’s third-party valuation expert regarding the reasonableness of the significant valuation assumptions and the appropriateness of the valuation model.

•We assessed the reasonableness of the significant valuation assumptions used within the valuation model by comparing the assumptions used by the Company to the assumptions used by other third-party valuation experts as well as comparable entities.

•With the assistance of our fair value specialists, we evaluated the MSRs fair value by comparing it against a fair value range that was independently developed using market data.

•We performed a retrospective review of MSR sales in comparison to the MSR fair value estimates of the Company’s third-party valuation expert.

Variable Interest Entities — Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

Upon completion of the business combination transaction on January 21, 2021, UWM Holdings, LLC (Holdings LLC) became a consolidated subsidiary of the Company, as Holdings LLC was ultimately determined by management to be a variable interest entity ("VIE") for which the Company was deemed to be the primary beneficiary.

We identified the designation of Holdings LLC as a VIE, requiring consolidation by the Company as the primary beneficiary, as a critical audit matter based on the significant judgements and interpretations required of management in its VIE assessment and the impact that consolidation of Holdings LLC has on the presentation of the Company's consolidated financial statements, specifically the presentation of SFS Corp.’s ownership interest as a non-controlling interest.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's Holdings LLC consolidation assessment included the following, among others:

•We tested the design and operating effectiveness of controls over management’s review of the business combination and the related Holdings LLC VIE conclusion.

•We inquired of key members of management to confirm our understanding of key provisions of the business combination agreement.

•We obtained managements analysis of the Holdings LLC consolidation conclusion and analyzed the related agreements to determine if management's assessment considered all significant provisions that might impact their VIE and primary beneficiary assessment.

•With the assistance of professionals in our firm having expertise in consolidation accounting, we evaluated the Company’s conclusion that Holdings LLC should be consolidated as a VIE as well as the conclusion that the Company was the primary beneficiary.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 1, 2022

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of UWM Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2021, and statements of operations, changes in equity, and cash flows, for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for mortgage servicing rights.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
UWM Holdings Corporation
Pontiac, Michigan

Opinion on the Financial Statements

We have audited the consolidated statements of operations, cash flows, and changes in equity of United Wholesale Mortgage, LLC (formerly United Shore Financial Services, LLC) (the Company), for the year ended December 31, 2019, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Richey, May and Co., LLP

Englewood, Colorado
September 25, 2020

We have served as the Company’s auditor from 2012 to 2020.

UWM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$731,088	$1,223,837
Mortgage loans at fair value	17,473,324	7,916,515
Derivative assets	67,356	61,072
Investment securities at fair value, pledged	152,263	—
Accounts receivable, net	415,691	253,600
Mortgage servicing rights - fair value as of December 31, 2021; amortized cost as of December 31, 2020 (see Note 1 and Note 5)	3,314,952	1,756,864
Premises and equipment, net	151,687	107,572
Operating lease right-of-use asset, net (includes $104,595 and $92,571 with related parties)	104,828	93,098
Finance lease right-of-use asset (includes $28,619 and $0 with related parties)	57,024	22,929
Other assets	60,145	57,989
Total assets	$22,528,358	$11,493,476
Liabilities and equity
Warehouse lines of credit	$15,954,938	$6,941,397
Derivative liabilities	36,741	66,237
Operating lines of credit	—	320,300
Borrowings against investment securities	118,786	—
Accounts payable and accrued expenses	1,085,365	847,745
Accrued dividends payable	9,171	—
Equipment note payable	2,046	26,528
Senior notes	1,980,112	789,323
Operating lease liability (includes $111,999 and $104,006 with related parties)	112,231	104,534
Finance lease liability (includes $29,087 and $0 with related parties)	57,967	23,132
Total liabilities	19,357,357	9,119,196
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of December 31, 2021	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 91,612,305 shares issued and outstanding as of December 31, 2021	9	—
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2021	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2021	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of December 31, 2021	150	—
Additional paid-in capital	437	24,839
Retained earnings	141,805	2,349,441
Non-controlling interest	3,028,600	—
Total equity	3,171,001	2,374,280
Total liabilities and equity	$22,528,358	$11,493,476
See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	For the year ended December 31,
	2021	2020	2019
Revenue
Loan production income	$2,585,807	$4,551,415	$1,043,483
Loan servicing income	638,738	288,304	102,288
Change in fair value of mortgage servicing rights (see Note 5)	(587,813)	—	—
Gain (loss) on sale of mortgage servicing rights	1,791	(62,285)	(22,480)
Interest income	331,770	161,160	155,129
Total revenue, net	2,970,293	4,938,594	1,278,420
Expenses
Salaries, commissions and benefits	697,680	552,143	372,172
Direct loan production costs	72,952	54,459	34,434
Marketing, travel, and entertainment	62,472	20,367	23,433
Depreciation and amortization	35,098	16,820	9,405
General and administrative	133,334	98,856	91,076
Servicing costs	108,967	70,835	30,936
Amortization, impairment and pay-offs of mortgage servicing rights (see Note 5)	—	573,118	137,776
Interest expense	304,656	167,036	164,131
Other (income)/expense	(23,107)	—	—
Total expenses	1,392,052	1,553,634	863,363
Earnings before income taxes	1,578,241	3,384,960	415,057
Provision for income taxes	9,841	2,450	—
Net income	1,568,400	3,382,510	415,057
Net income attributable to non-controlling interest	1,469,955	N/A	N/A
Net income attributable to UWM Holdings Corporation	$98,445	N/A	N/A

Earnings per share of Class A common stock (see Note 20):
Basic	$0.98	N/A	N/A
Diluted	$0.66	N/A	N/A
Weighted average shares outstanding:
Basic	100,881,094	N/A	N/A
Diluted	1,603,157,640	N/A	N/A

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2019	—	$—	—	$—	$24,839	$294,212	$—	$319,051
Net income	—	—	—	—	—	415,057	—	415,057
Member distributions	—	—	—	—	—	(72,785)	—	(72,785)
Balance, December 31, 2019	—	$—	—	$—	$24,839	$636,484	$—	$661,323
Net income	—	—	—	—	—	3,382,510	—	3,382,510
Member contributions	—	—	—	—	—	300,000	—	300,000
Member distributions	—	—	—	—	—	(1,969,553)	—	(1,969,553)
Balance, December 31, 2020	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights (See Note 1)	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distribution to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,380)	—	(75,380)
Net income subsequent to business combination transaction	—	—	—	—	—	98,445	1,286,199	1,384,644
Class A common stock dividends	—	—	—	—	—	(39,805)		(39,805)
Member distributions to SFS Corp. subsequent to business combination transaction	—	—	—	—	—	—	(368,832)	(368,832)
Stock-based compensation	6,430	—	—	—	437	—	6,030	6,467
Class A common stock repurchased	(11,498,330)	(1)	—	—	—	(5,065)	(76,561)	(81,627)
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	12,826	(7,890)	4,936
Balance, December 31, 2021	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,568,400	$3,382,510	$415,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of mortgage servicing rights	(1,791)	62,285	22,480
Reserve for representations and warranties	45,301	36,510	19,153
Capitalization of mortgage servicing rights	(2,397,483)	(1,896,638)	(1,126,965)
Amortization and pay-offs of mortgage servicing rights	—	553,534	117,217
Impairment of mortgage servicing rights, net	—	19,584	20,559
Change in fair value of mortgage servicing rights	587,813	—	—
Depreciation and amortization of premises and equipment	20,633	11,581	9,405
Senior notes issuance cost amortization	2,948	353	—
Amortization of finance lease right-of-use assets	14,444	5,238	2,520
Stock-based compensation expense	6,467	—	—
Retention of investment securities	(154,794)	—	—
Decrease in fair value of investment securities	1,061	—	—
Decrease in fair value of warrants liability	(36,105)	—	—
(Increase) decrease in:
Mortgage loans at fair value	(9,556,809)	(2,470,205)	(2,928,550)
Derivative assets	(6,284)	(36,384)	(7,094)
Other assets	(164,459)	(181,912)	(13,958)
Increase (decrease) in:
Other liabilities	143,191	526,128	(19,291)
Derivative liabilities	(29,496)	43,828	(6,545)
Net cash (used in) provided by operating activities	(9,956,963)	56,412	(3,496,012)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(65,384)	(57,288)	(16,775)
Proceeds from sale of mortgage servicing rights	264,028	289,170	594,150
Proceeds from principal payments on investment securities	1,107	—	—
Net cash provided by investing activities	199,751	231,882	577,375
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under warehouse lines of credit	9,013,541	1,751,810	2,836,688
Repayments of finance lease liabilities	(13,704)	(5,049)	—
Borrowings under equipment notes payable	1,078	2,165	30,000
Repayments under equipment notes payable	(25,560)	(5,637)	—
Borrowings under operating lines of credit	79,700	412,295	798,321
Repayments under operating lines of credit	(400,000)	(467,995)	(582,417)
Proceeds from issuance of senior notes	1,200,000	800,000	—
Discount and direct issuance costs on senior notes	(12,159)	(11,030)	—
Proceeds from borrowings against investment securities	118,786	—	—
Proceeds from business combination transaction	895,134	—	—
Costs incurred related to business combination transaction	(11,260)	(4,745)	—
Dividends paid	(30,634)	—	—
Member contributions from SFS Corp.	—	300,000	—
Member distributions to SFS Corp.	(1,468,832)	(1,969,554)	(72,785)
Class A common stock repurchased	(81,627)	—	—
Net cash provided by financing activities	9,264,463	802,260	3,009,807
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(492,749)	1,090,554	91,170
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,223,837	133,283	42,113
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$731,088	$1,223,837	$133,283
SUPPLEMENTAL INFORMATION
Cash paid for interest	$287,295	$161,803	$157,813
Cash paid for taxes	1,776	—	—
See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
UWM Holdings Corporation, through its consolidated subsidiaries (collectively, the "Company"), engages in the origination, sale and servicing of residential mortgage loans. The Company is organized in Delaware but based in Michigan, and originates and services loans throughout the U.S. The Company is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development (or “HUD”). In addition, the Company is an approved issuer with the Government National Mortgage Association (or “Ginnie Mae”), as well as an approved seller and servicer with the Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”).
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
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these consolidated financial statements (see Note 13 - Non-Controlling Interests for further information).
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company's current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. As of December 31, 2021, there were 91,612,305 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged, along with its stapled share of Class D common stock, for either, at the option of the Company, (a) cash or (b) one share of the Company’s Class B common stock (See Note 13 - Non-Controlling Interests). Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain stock price targets. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 20 - Earnings Per Share for further information.

Basis of Presentation and Consolidation
The business combination transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP as UWM was determined to be the accounting acquirer, primarily due to the fact that SFS Corp. continues to control the Company through its ownership of the Class D common stock. Under this method of accounting, while the Company was the legal acquirer, it was treated as the acquired company for financial reporting purposes. Accordingly, the business combination transaction was treated as the equivalent of UWM issuing stock for the net assets of the Company, accompanied by a recapitalization, with the net assets of the Company stated at historical cost, with no goodwill or other intangible assets recorded. The net proceeds received from Gores Holdings IV, Inc. in the business combination transaction approximated $895.1 million, and the Company incurred approximately $16.0 million in costs related to the transaction which were charged to stockholders' equity upon the closing of the transaction. As part of the business combination transaction, the Company assumed the liability related to the Public and Private Warrants (described below) of $45.6 million. During the period from January 21, 2021 to December 31, 2021, the fair value of the Public and Private Warrants decreased to $9.5 million, resulting in other income of $36.1 million for the year ended December 31, 2021. The Company’s financial statement presentation included in these consolidated financial statements include the consolidated financial statements of UWM and its subsidiaries for periods prior to the completion of the business combination transaction with the UWM Entities and of the Company for periods from and after the business combination transaction.
The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Dividend Policy
In connection with its decision to declare a dividend on its Class A common stock, the Company's Board of Directors (the "Board"), in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, can determine whether to (a) make distributions from Holdings LLC to only the Company, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of the Company or (b) make proportional and simultaneous distributions from Holdings LLC to both the Company, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

As of December 31, 2021, cumulative proportional distributions related to the third and fourth quarter 2021 Class A common stock dividends of approximately $300.4 million had yet to be declared by Holdings LLC to SFS Corp. In early January 2022, the Board declared and Holdings LLC paid these cumulative proportional distributions to SFS Corp. simultaneously with the payment of the fourth quarter 2021 Class A common stock dividend of approximately $9.2 million.
Operating Segments
The Company operates as one segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (or “CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information on a consolidated basis.
Cash and Cash Equivalents
The Company considers cash and temporary investments with original maturities of three months or less to be cash and cash equivalents. The Company typically maintains cash balances in financial institutions in excess of Federal Deposit Insurance Corporation limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these balances.
Mortgage Loans at Fair Value and Revenue Recognition
Mortgage loans are recorded at estimated fair value. Fair value of mortgage loans is estimated using observable market information including pricing from current cash commitments from government sponsored enterprises, recent market commitment prices, or broker quotes, as if the loans were to be sold currently into the secondary market. See Note 2 - Mortgage Loans at Fair Value for further information.
Loans are considered to be sold when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement that entitles or obligates the Company to repurchase or redeem the transferred assets before their maturity. The Company typically considers the above criteria to have been met when transferring title to another party where no substantive repurchase rights or obligations exist.
The Company generates revenue from the following three components of the loan origination business: (i) loan production income, (ii) loan servicing income, and (iii) interest income. A majority of the revenues from mortgage loan originations are recognized when the loan is originated which is the primary revenue recognition event as the loans are recorded at fair value upon origination.

Loan production income. Loan production income includes all components related to the origination and sale of mortgage loans, including (1) primary gain, which represents the premium the Company receives in excess of the loan principal amount adjusted for previous fair value adjustments, and certain fees charged by investors upon sale of loans into the secondary market; when the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings; (2) loan origination fees the Company charges to originate a loan, which generally represent flat, per-loan fee amounts, which are recognized as revenue at the time loans are originated; (3) provision for representation and warranty obligations, which represent the reserves established for the Company's estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors; included within these reserves are amounts for estimated liabilities for requirements to repay a portion of any premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans; (4) the change in fair value of interest rate lock commitments, forward loan sale commitments, and recorded loans on the balance sheet, due to changes in estimated fair value, driven primarily by interest rates but also influenced by other assumptions; and (5) capitalization of MSRs, representing the estimated fair value of newly originated MSRs when loans are sold and the associated servicing rights are retained. Compensation earned by the Company's Independent Mortgage Brokers is included in the cost of the loans the Company originates, and therefore netted within loan production income.

Loan servicing income. Loan servicing income represents revenue earned for servicing loans for various investors. The loan servicing income is based on a contractual percentage of the outstanding principal balance and servicing revenue is recognized as the related mortgage payments are received by the Company’s sub-servicer. Loan servicing expenses are charged to expense as incurred.

Interest income. Interest income on mortgage loans at fair value is accrued based upon the principal amount outstanding and contractual interest rates. Income recognition is discontinued when loans become 90 days delinquent or when, in management’s opinion, the collectability of principal and interest becomes doubtful and the specific loan is put on non-accrual status.
Mortgage Servicing Rights and Revenue Recognition
When a loan is sold the Company typically retains the MSRs. Specifically, the Company retains the right and obligation to service the loan and receives a fee for collecting payments and transmitting collected payments to the purchasers of the loan. At the date the loan is sold with servicing retained, the fair value of the MSR is capitalized and recognized within loan production income. MSRs are initially recorded at estimated fair value. To determine the fair value of the servicing right created, the Company uses third party estimates of fair value at the time of initial recognition.
On January 1, 2021, the Company adopted the fair value method to measure its servicing assets and liabilities for all current classes of servicing assets and liabilities subsequent to initial recognition. Management believes that the fair value method more directly reports the current expected benefits and obligations of the Company's servicing rights. The adoption of the fair value method for a particular class of servicing assets is irrevocable. Prior to January 1, 2021, the Company measured its servicing assets and liabilities after initial recognition using the amortized cost method. This change in accounting resulted in a $3.4 million increase to retained earnings and the MSR asset as of January 1, 2021. Subsequent to the adoption of the fair value method of accounting for MSRs, changes in fair value of MSRs are reported as a component of "Total revenue, net" within the consolidated statements of operations.

Prior to the adoption of the fair value method, MSRs were amortized in proportion to the estimated future net servicing revenue, and periodically evaluated for impairment. For this purpose, the Company stratified its MSRs based on the interest rate of the underlying loans. The Company recorded a valuation allowance when the fair value of the mortgage servicing asset strata was less than its amortized book value. Valuation allowances were recorded as a temporary impairment to the affected strata effectively reducing recorded MSRs and incurring a charge to operations. When a mortgage prepays, the Company permanently reduces the associated MSR in the period of prepayment with a charge to operations.
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
Sales of MSRs are recognized when the risk and rewards of ownership have been transferred to a buyer, and a substantive non-refundable down payment is received. Also, any risks retained by the Company must be reasonably quantifiable to be eligible for sale accounting. See Note 5 – Mortgage Servicing Rights, net for further information.
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within accounts payable and accrued expenses, as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. See Note 11 - Commitments and Contingencies for further information.
Derivatives
Derivatives are recognized as assets or liabilities on the consolidated balance sheets and measured at fair value with changes in fair value recorded within the consolidated statements of operations in the period in which they occur. The Company enters into derivative instruments to reduce its risk exposure to fluctuations in interest rates. The Company accounts for derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting. IRLCs on mortgage loans to be originated or purchased which are intended to be sold are considered to be derivatives with changes in fair value recorded in the consolidated statements of operations as part of loan production income. Fair value is estimated primarily based on relative changes in interest rates for the underlying mortgages to be originated or purchased. Fair value estimates also take into account the probability that loan commitments may not be exercised by customers. The Company uses forward mortgage backed security contracts, which are known as FLSCs, to economically hedge the IRLCs. See Note 3 – Derivatives for further information.
Loans Eligible for Repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to the Company, the previously sold assets are required to be re-recognized on the consolidated balance sheets. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs. At December 31, 2021 and December 31, 2020, the Company had recorded Ginnie Mae pool loans as part of "Mortgage loans at fair value" totaling $563.4 million and $451.1 million, respectively, with related purchase liabilities equal to the gross amount of the loan recorded in "Accounts payable and accrued expenses" on the consolidated balance sheets. At December 31, 2021 and December 31, 2020, the fair values of the Ginnie Mae pool loans were $555.1 million and $448.5 million, reflecting fair value adjustments of $8.3 million and $2.6 million, respectively.
Leases
The Company enters into contracts to lease real estate (land and buildings), furniture and fixtures, and information technology equipment. Leases that meet one of the finance lease criteria are classified as finance leases, while all others are classified as operating leases. The Company determines if an arrangement is a lease at inception and has made an accounting policy election to capitalize leases with initial terms in excess of 12 months. At lease commencement, a lease liability and right-of-use asset are calculated and recognized for operating and finance leases. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The lease term used in the calculation includes any options to extend that the Company is reasonably certain to exercise. The lease liability is equal to the present value of future lease payments. The right-of-use asset is equal to the lease liability, plus any initial direct costs and prepaid lease payments, less any lease incentives received. Operating and finance lease right-of-use assets and liabilities are recorded separately on the consolidated balance sheets. In determining the present value of future lease payments, the Company uses estimated incremental borrowing rates based on information available at the lease commencement date when an implicit rate is not readily determinable for a given lease. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company uses an incremental borrowing rate estimated by referencing the Company’s collateralized borrowings.
The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease agreements include both lease and non-lease components which are generally accounted for as a single component to the extent that the costs are fixed. If the non-lease components are not fixed, the costs are treated as variable lease costs. Subsequent to lease commencement, lease liabilities recorded for finance leases are measured using the effective interest method and the related right-of-use assets are amortized on a straight-line basis over the lease term. For finance leases, interest expense and amortization expense are recorded separately in the consolidated statements of operations as part of "Interest expense" and "Depreciation and amortization," respectively. For operating leases, total lease cost is comprised of lease expense and variable lease cost. Lease expense includes lease payments, which are recognized on a straight-line basis over the lease term. Variable lease cost includes common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded as part of "General and administrative" expense in the consolidated statements of operations. See Note 7 - Leases for further information.
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" in the consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 19 - Stock-based Compensation for further information.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under applicable U.S. GAAP. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and various state and local jurisdictions. The tax laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, the Company must make assumptions and judgements about how to interpret and apply complex tax laws to numerous transactions and business events, as well as make judgements regarding the timing of when certain items may affect taxable income.
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.

Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain tax positions as a component of the income tax provision. See Note 18 – Income Taxes for further information.
Tax Receivable Agreement

In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction. Subsequently, the liability is accounted for as a loss contingency, with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated and reported as part of other (income) expense in the consolidated statements of operations. During the year ended December 31, 2021, the Company recorded an additional liability of $11.9 million, representing 85% of the estimated tax benefits to the Company resulting from sales of MSRs and the valuation of certain intangible assets for tax purposes in connection with the business combination transaction. As of December 31, 2021, the total liability recorded for the Tax Receivable Agreement was approximately $13.9 million.
Related Party Transactions
The Company enters into various transactions with related parties. See Note 17 – Related Party Transactions for further information.
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

The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and as of December 31, 2021 (recorded within "Accounts payable and accrued expenses"), with the change in their respective fair values recognized in the consolidated statement of operations (recorded within "Other income/expense") for the period ended December 31, 2021.
Servicing Advances
Servicing advances represent advances on behalf of borrowers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon liquidation. The Company periodically evaluates the advances for collectability and amounts are written-off when they are deemed uncollectible. Servicing advances are included in accounts receivable, net on the consolidated balance sheets.

Advertising and Marketing
Advertising and marketing is expensed as incurred and amounted to $21.8 million, $7.9 million and $5.6 million for the years ended ended December 31, 2021, 2020 and 2019, respectively, and is included in marketing, travel, and entertainment expenses in the consolidated statements of operations.
Escrow and Fiduciary Funds
The Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors. The balances of these accounts amounted to $1.6 billion and $955.2 million at December 31, 2021 and December 31, 2020, respectively, and are excluded from the consolidated balance sheets.
Contingencies
The Company evaluates contingencies based on information currently available and establishes an accrual for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. For matters where a loss is believed to be reasonably possible but not probable, no accrual is established but the nature of the loss contingency and an estimate of the reasonably possible range of loss in excess of amount accrued, when such estimate can be made, is disclosed. In deriving an estimate, the Company is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of loss contingencies involves the use of critical estimates, assumptions and judgments. It is not possible to predict or determine the outcome of all loss contingencies. Accruals are periodically reviewed and may be adjusted as circumstances change.
Risks and Uncertainties
The Company encounters certain economic and regulatory risks inherent in the consumer finance business. Economic risks include interest rate risk and credit risks. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company may experience a decrease in loan production, as well as decreases in the value of mortgage loans at fair value and in commitments to originate loans, which may negatively impact the Company’s operations. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which mortgage loans are being held at fair value or subsequently under any representation and warranty provisions within the Company’s sale agreements. The Company is subject to substantial regulation as it directly provides financing to consumers acquiring residential real estate.
The Company sells loans to investors without specific recourse. As such, the investors have assumed the risk of loss of default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay-off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and the Company may elect certain practical expedients as reference rate activities occur. The Company will evaluate its debt and other applicable contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed. The Company does not anticipate this will have a material impact on its consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which is intended to clarify or correct the unintended application of the Codification of accounting guidance for a wide variety of topics. The Company adopted this ASU on January 1, 2021, with no material effect on the Company's consolidated financial statements and related disclosures.

NOTE 2 – MORTGAGE LOANS AT FAIR VALUE
The table below includes the estimated fair value and unpaid principal balance (“UPB”) of mortgage loans that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option has been elected for mortgage loans, as this accounting treatment best reflects the economic consequences of the Company’s mortgage origination and related hedging and risk management activities. The difference between the UPB and estimated fair value is made up of the premiums paid on mortgage loans, as well as the fair value adjustment as of the balance sheet date. The change in fair value adjustment is recorded in the “Loan production income” line item of the consolidated statements of operations.

(In thousands)	December 31, 2021	December 31, 2020
Mortgage loans, unpaid principal balance	$17,194,330	$7,620,014
Premiums paid on mortgage loans	238,963	101,949
Fair value adjustment	40,031	194,552
Mortgage loans at fair value	$17,473,324	$7,916,515
NOTE 3 – DERIVATIVES
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 86% and 92%, as of December 31, 2021 and December 31, 2020, respectively. The Company primarily uses FLSCs to economically hedge the IRLCs.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	December 31, 2021				December 31, 2020
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$24,899	$11,138	$13,450,967	(a)	$60,248	$670	$10,594,329	(a)
FLSCs	42,457	25,603	28,887,178		824	65,567	16,602,739
Total	$67,356	$36,741			$61,072	$66,237
(a)Adjusted for pullthrough rates of 86% and 92%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	December 31, 2021	December 31, 2020
Servicing fees	$136,981	$55,838
Servicing advances	135,117	60,053
Origination receivables	56,569	33,663
Investor receivables	44,192	89,881
Pair-offs receivable	21,987	438
Receivables from sale of servicing	13,503	10,597
Warehouse bank receivable	8,510	3,642
Other receivables	127	28
Provision for current expected credit losses	(1,295)	(540)
Total Accounts Receivable, Net	$415,691	$253,600

The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized on the consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company has elected the fair value option as of January 1, 2021 for all current classes of its MSRs. The Company determined its classes of MSRs based on how the Company manages risk. Subsequent to electing the fair value option, the Company's MSRs are recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources.
The unpaid principal balance of mortgage loans serviced approximated $319.8 billion and $188.3 billion at December 31, 2021 and 2020, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for year ended December 31, 2021 (in thousands):

For the year ended December 31, 2021
Balance, at December 31, 2020 under amortization method	$1,756,864
Cumulative effect of adopting fair value method	3,440
Fair value, beginning of period	$1,760,304
Capitalization of mortgage servicing rights	2,397,483
MSR sales	(269,925)
Changes in fair value:
Due to changes in valuation inputs or assumptions	286,348
Due to collection/realization of cash flows/other	(859,258)
Fair value, end of period	$3,314,952

The following is a summary of the components of change in fair value of servicing rights as reported in the consolidated statements of operations:

For the year ended December 31, 2021
Changes in fair value:
Due to changes in valuation model or assumptions	$286,348
Due to collection/ realization of cash flows/other	(859,258)
Reserves and transaction costs on sales of servicing rights	(14,903)
Changes in fair value of servicing rights, net	$(587,813)

During the third quarter of 2021, the Company sold MSRs on loans with an aggregate UPB of approximately $22.7 billion for proceeds of approximately $269.9 million. In connection with the sale of these MSRs, the Company recorded $14.9 million for its estimated obligation for protection provisions granted to the buyer and transaction costs, which is reflected as part of the change in fair value of MSRs in the consolidated statements of operations.

Prior to the election of the fair value option on January 1, 2021, the Company accounted for MSRs based on the lower cost or market using the amortization method. The following table summarizes changes to the MSR assets for the years ended December 31, 2020 and 2019, respectively, under the amortization method (in thousands):

	For the years ended December 31,
	2020	2019
Balance, beginning of period	$731,353	$368,117
Capitalization of mortgage servicing rights	1,896,638	1,126,965
Amortization	(252,421)	(80,280)
Loans paid in full	(301,113)	(36,937)
Sales	(298,009)	(625,953)
Recovery/(Impairment)	(19,584)	(20,559)
Balance, end of period	$1,756,864	$731,353
The following table summarizes the loan servicing income recognized during the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	For the year ended December 31,
	2021	2020	2019
Contractual servicing fees	$632,276	$284,257	$100,641
Late, ancillary and other fees	6,462	4,047	1,647
Loan servicing income	$638,738	$288,304	$102,288
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021				December 31, 2020
	Range			Weighted Average	Range			Weighted Average
Discount rates	9.0%	—	14.5%	9.6%	9.0%	—	14.5%	9.3%
Annual prepayment speeds	8.3%	—	45.4%	10.5%	8.8%	—	42.2%	12.4%
Cost of servicing	$74	—	$162	$81	$75	—	$126	$81
The hypothetical effect of an adverse change in these key assumptions would result in a decrease in fair values as follows at December 31, 2021 and December 31, 2020, respectively, (in thousands):

	December 31, 2021	December 31, 2020
Discount rate:
+ 10% adverse change – effect on value	$(107,992)	$(56,889)
+ 20% adverse change – effect on value	(208,567)	(110,040)
Prepayment speeds:
+ 10% adverse change – effect on value	$(138,807)	$(87,752)
+ 20% adverse change – effect on value	(267,964)	(169,230)
Cost of servicing:
+ 10% adverse change – effect on value	$(37,370)	$(21,643)
+ 20% adverse change – effect on value	(74,741)	(43,285)
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
NOTE 6 - PREMISES AND EQUIPMENT, NET
Premises and equipment is recorded at cost and depreciated or amortized using the straight line method over the estimated useful lives of the assets, which primarily ranges from 3 to 7 years for office furniture, equipment and computer software. Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful life of the assets. The following is a summary of premises and equipment, net (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$140,287	$104,074
Furniture and equipment	33,074	24,325
Software, including internally-developed	20,176	3,644
Construction in process	4,503	1,249
Accumulated depreciation and amortization	(46,353)	(25,720)
Premises and equipment, net	$151,687	$107,572
NOTE 7 – LEASES
Lease Right-of-Use Assets and Liabilities
The Company has operating and finance lease arrangements related to its facilities, furniture and fixtures, and information technology equipment. A substantial portion of the Company’s operating lease arrangements are with related party entities. See Note 17 - Related Party Transactions for further information.
The Company’s operating lease agreements have remaining terms ranging from one to sixteen years. Certain lease agreements have renewal options. Total lease expense under all operating leases amounted to $11.9 million, $10.9 million and $9.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Lease expense for related party leases was $11.6 million, $10.6 million and $8.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Variable lease expense amounted to $0.7 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. We did not have any variable lease expense for the year ended December 31, 2019.
The Company’s financing lease agreements have remaining terms ranging from one to fourteen years. For the year ended December 31, 2021, total interest expense and amortization expense under finance leases amounted to $2.2 million and $14.4 million, respectively, of which $0.9 million of interest expense and $2.0 million of amortization expense was attributed to related party finance leases. For the year ended December 31, 2020, total interest expense and amortization expense under finance leases amounted to $0.8 million and $5.2 million, respectively, all of which was attributed to third party leases. We did not have any finance leases for the year ended December 31, 2019.
Supplemental cash flow information related to leases is as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$15,926	$11,782
Cash paid for amounts included in the measurement of finance lease liabilities - financing and operating cash flows	15,876	5,818
Operating lease right-of-use assets obtained in exchange for operating leases liabilities	20,134	27,630
Financing lease right-of-use assets obtained in exchange for finance lease liabilities	48,539	20,120
Additional supplemental information related to leases is as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term – operating leases	14.7 years	15.9 years
Weighted average remaining lease term – finance leases	7.9 years	2.4 years
Weighted average discount rate – operating leases	7.4%	7.8%
Weighted average discount rate – finance leases	3.8%	6.2%

The maturities of the Company's operating lease liabilities are summarized below (in thousands):

December 31, 2021	Amounts
2022	$12,444
2023	12,206
2024	12,206
2025	12,322
2026	12,328
Thereafter	120,834
Total lease payments	182,340
Less imputed interest	(70,109)
Total	$112,231
The maturities of the Company's financing lease liabilities are summarized below (in thousands):

December 31, 2021	Amounts
2022	$18,767
2023	13,189
2024	5,625
2025	2,527
2026	2,634
Thereafter	24,321
Total lease payments	67,063
Less imputed interest	(9,096)
Total	$57,967
NOTE 8 – OTHER ASSETS
The following summarizes other assets (in thousands):

	December 31, 2021	December 31, 2020
Prepaid insurance	$28,249	$35,230
Prepaid IT service and maintenance	26,236	19,827
Other	5,660	2,932
Total other assets	$60,145	$57,989

NOTE 9 – WAREHOUSE LINES OF CREDIT
The Company had the following warehouse lines of credit with financial institutions as of December 31, 2021 and December 31, 2020, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	December 31, 2021	December 31, 2020

Master Repurchase Agreement ("MRA") Funding:
$150 Million	2/29/2012	5/24/2022	$144,534	$140,237
$200 Million	3/30/2018	9/5/2022	197,976	198,705
$400 Million	8/21/2012	10/20/2022	372,895	248,947
$300 Million	8/19/2016	11/9/2022	280,637	249,006
$250 Million	2/26/2016	12/22/2022	192,614	86,928
$1 Billion	7/10/2012	1/9/2023	963,495	769,510
$3.5 Billion	12/31/2014	2/22/2023	3,349,395	1,344,851
$1.3 Billion[2]	3/7/2019	2/22/2023	1,230,017	666,891
$1 Billion	4/23/2021	4/23/2023	755,539	—
$2 Billion	10/30/2020	5/26/2023	1,163,447	1,179
$4.5 Billion[3]	5/9/2019	7/28/2023	4,482,245	1,685,138
$700 Million	7/24/2020	8/30/2023	673,471	365,577
$1.5 Billion	9/8/2020	9/18/2023	913,247	209,138
$400 Million[4]	4/1/2013	6/23/2021	—	287,073
$2 Billion[4]	8/17/2010	7/1/2021	—	499,841
$150 Million[4]	3/9/2009	9/19/2021	—	112,429
Early Funding:
$600 Million (ASAP + - see below)		No expiration	516,889	75,947
$750 Million (EF - see below)		No expiration	718,537	—
			$15,954,938	$6,941,397
All interest rates are variable based on a spread to the one-month LIBOR rate.
1 An aggregate of $251.0 million of these line amounts is committed as of December 31, 2021.
2 $750 million of available credit under this warehouse line of credit agreement was temporary and expired in early 2022.
3 $500 million of available credit under this warehouse line of credit agreement was temporary and expired in early 2022.
4 This warehouse line of credit agreement expired pursuant to its terms prior to December 31, 2021.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2021, the amount outstanding through the ASAP+ program was approximately $516.9 million and $718.5 million was outstanding under the EF program.
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
The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date, but can be terminated by either party upon written notice. As of December 31, 2021, no amount was outstanding under this line.

As of December 31, 2021, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all debt covenants as of December 31, 2021.
NOTE 10 – SENIOR NOTES
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Balance at December 31, 2021	Outstanding Balance at December 31, 2020
2025 Senior unsecured notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior unsecured notes(2)	04/15/2029	5.50%	700,000	—
2027 Senior unsecured notes(3)	06/15/2027	5.75%	500,000	—
Total Unsecured Senior Notes			$2,000,000	$800,000

Weighted average interest rate			5.56%	5.50%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the consolidated balance sheets by $8.5 million and $10.7 million as of December 31, 2021 and December 31, 2020, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the consolidated balance sheets by $6.4 million as of December 31, 2021.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the consolidated balance sheets by $5.0 million as of December 31, 2021.
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year, beginning on May 15, 2021.
On or after November 15, 2022, the Company may, at its option, redeem the 2025 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: November 15, 2022 at 102.750%; November 15, 2023 at 101.375%; or November 15, 2024 until maturity at 100%, of the principal amount of the 2025 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to November 15, 2022, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2025 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem the 2025 Senior Notes prior to November 15, 2022 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.
On April 7, 2021, the Company's consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2029 Senior Notes is due semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021.
On or after April 15, 2024, the Company may, at its option, redeem the 2029 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: April 15, 2024 at 102.750%; April 15, 2025 at 101.375%; or April 15, 2026 until maturity at 100%, of the principal amount of the 2029 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to April 15, 2024, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes originally issued at a redemption price of 105.500% of the principal amount of the 2029 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem the 2029 Senior Notes prior to April 15, 2024 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.

On November 22, 2021, the Company's consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year, beginning on June 15, 2022.

On or after June 15, 2024, the Company may, at its option, redeem the 2027 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: June 15, 2024 at 102.875%; June 15, 2025 at 101.438%; or June 15, 2026 until maturity at 100.000%, of the principal amount of the 2027 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to June 15, 2024, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes originally issued at a redemption price of 105.75% of the principal amount of the 2027 Senior Notes redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem the 2027 Senior Notes prior to June 15, 2024 at a price equal to 100% of the principal amount redeemed plus a "make-whole" premium, plus accrued and unpaid interest.
The indentures governing the 2025, 2029 and 2027 Senior Notes contain customary terms and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of December 31, 2021.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
The Company repurchased $133.4 million, $53.1 million and $31.1 million of loans during the years ended December 31, 2021, 2020 and 2019, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019
Balance, beginning of period	$69,542	$46,322	$32,999
Reserve charged to operations	45,301	36,510	19,153
Losses realized, net	(28,081)	(13,290)	(5,830)
Balance, end of period	$86,762	$69,542	$46,322
Commitments to Originate Loans
As of December 31, 2021, the Company had agreed to extend credit to potential borrowers for approximately $28.9 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

NOTE 12 – VARIABLE INTEREST ENTITIES
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
Management concluded that the Company is Holdings LLC’s primary beneficiary. As the primary beneficiary, the Company consolidates the results and operations of Holdings LLC for financial reporting purposes under the variable interest entity (VIE) consolidation model.
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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the year ended December 31, 2021.

In 2021, the Company's consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “investment securities at fair value, pledged” in the consolidated balance sheet as of December 31, 2021. Changes in the fair value of these retained beneficial interests are reported as part of "other (income)/expense" in the consolidated statements of operations for the year ended December 31, 2021. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs’ that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of December 31, 2021, $149.3 million of the $152.3 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $118.8 million with remaining maturities ranging from approximately seven to eleven months as of December 31, 2021, and interest rates based on twelve-month LIBOR plus a spread. Our maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 13 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of December 31, 2021:

	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	91,612,305	5.75%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.25%
Balance at end of period	1,593,682,092	100.00%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of December 31, 2021, SFS Corp. has not exchanged any Stapled Interests.
During the year ended December 31, 2021, the Company issued 6,430 shares of Class A common stock under its stock-based compensation plan and repurchased and retired 11,498,330 shares of Class A common stock, pursuant to the Board's authorization of the share repurchase program on May 9, 2021. This resulted in an equivalent net reduction in the number of Class A Common Units of Holdings LLC held by the Company, and a remeasurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the consolidated statement of changes in equity.

NOTE 14 – REGULATORY NET WORTH REQUIREMENTS
Certain secondary market agencies and state regulators require UWM to maintain minimum net worth and capital requirements to remain in good standing with the agencies. Noncompliance with an agency’s requirements can result in such agency taking various remedial actions up to and including terminating UWM’s ability to sell loans to and service loans on behalf of the respective agency.
UWM is required to maintain a minimum net worth, minimum capital ratio and minimum liquidity requirements established by HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of December 31, 2021, the most restrictive of the these requirements require UWM to maintain a minimum net worth of $802.0 million, liquidity of $105.3 million and a minimum capital ratio of 6%. At December 31, 2021, UWM exceeded all of these requirements for all three of these entities.

NOTE 15 – EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) plan covering substantially all team members. Team members can make elective contributions to the plan as allowed by the Internal Revenue Service and plan limitations. The Company makes discretionary matching contributions of 50% of team members’contributions to the plan, up to an annual maximum of approximately $2,500 per team member. Matching contributions to the plan totaled approximately $6.8 million, $4.8 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in salaries, commissions and benefits in the consolidated statements of operations.

NOTE 16 – FAIR VALUE MEASUREMENTS
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2021 or December 31, 2020.

Mortgage loans at fair value: The Company has elected the fair value option for mortgage loans. Accordingly, the fair values of mortgage loans are based on valuation models that use the market price for similar loans sold in the secondary market. As these prices are derived from market observable inputs, they are categorized as Level 2.

IRLCs: The Company's interest rate lock commitments are derivative instruments that are recorded at fair value based on valuation models that use the market price for similar loans sold in the secondary market. The interest rate lock commitments are then subject to an estimated loan funding probability, or “pullthrough rate.” Given the significant and unobservable nature of the pullthrough rate assumption, IRLC fair value measurements are classified as Level 3.

MSRs: The fair value of MSRs is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources. These fair value measurements are classified as Level 3.

FLSCs: The Company enters into forward loan sales commitments to sell certain mortgage loans which are recorded at fair value based on valuation models. The Company’s expectation of the amount of its interest rate lock commitments that will ultimately close is a factor in determining the position. The valuation models utilize the fair value of related mortgage loans determined using observable market data and therefore the fair value measurements of these commitments are categorized as Level 2.

Investment securities at fair value, pledged: The Company occasionally sells mortgage loans that it originates through private label securitization transactions. In executing these securitizations, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts. The fair value of these investment securities is primarily based on observable market data and therefore categorized as Level 2.

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

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$17,473,324	$—	$17,473,324
IRLCs	—	—	24,899	24,899
FLSCs	—	42,457	—	42,457
Investment securities at fair value, pledged	—	152,263	—	152,263
Mortgage servicing rights	—	—	3,314,952	3,314,952
Total assets	$—	$17,668,044	$3,339,851	$21,007,895
Liabilities:
IRLCs	$—	$—	$11,138	$11,138
FLSCs	—	25,603	—	25,603
Public and Private Warrants	6,286	3,170	—	9,456
Total liabilities	$6,286	$28,773	$11,138	$46,197

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,916,515	$—	$7,916,515
IRLCs	—	—	60,248	60,248
FLSCs	—	824	—	824
Total assets	$—	$7,917,339	$60,248	$7,977,587
Liabilities:
IRLCs	$—	$—	$670	$670
FLSCs	—	65,567	—	65,567
Total liabilities	$—	$65,567	$670	$66,237
The following table present quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	December 31, 2021	December 31, 2020
Pullthrough rate (weighted avg)	86%	92%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the year ended December 31, 2021.
Level 3 Issuances and Transfers
The Company enters into IRLCs which are considered derivatives. If the contract converts to a loan, the implied value, which is solely based upon interest rate changes, is incorporated in the basis of the fair value of the loan. If the IRLC does not convert to a loan, the basis is reduced to zero as the contract has no continuing value. The Company does not track the basis of the individual IRLCs that convert to a loan, as that amount has no relevance to the presented consolidated financial statements.
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands).

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$791,513	$820,232	$789,323	$841,300
2029 Senior Notes, due 4/15/29	693,623	686,623	—	—
2027 Senior Notes, due 6/15/27	494,976	500,860	—	—
	$1,980,112	$2,007,715	$789,323	$841,300
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information in inactive markets.
Due to their nature and respective terms (including the variable interest rates on warehouse and operating lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and operating lines of credit approximate their fair value as of December 31, 2021 and December 31, 2020, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS
The Company has engaged in the following significant related party transactions in the years ended December 31, 2021, 2020 and 2019:
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
For the year ended December 31, 2021, the Company made payments of approximately $21.1 million to various companies related through common ownership, comprised of approximately $19.4 million in rent and other occupancy related fees, $0.6 million in legal fees, $0.2 million in direct origination costs and $0.9 million in other general and administrative expenses for the year ended December 31, 2021.
For the year ended December 31, 2020, the Company made payments of approximately $15.0 million to various companies related through common ownership, comprised of approximately $13.4 million in rent and other occupancy related fees, $0.6 million in legal fees, $0.4 million in direct origination costs and $0.6 million in other general and administrative expenses for the year ended December 31, 2020.

For the year ended December 31, 2019, the Company made payments of approximately $11.2 million to various companies related through common ownership, comprised of approximately $10.0 million in rent and other occupancy related fees, $0.6 million in legal fees, $0.4 million in direct origination costs and $0.2 million in other general and administrative expenses for the year ended December 31, 2019.

NOTE 18 – INCOME TAXES
A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided is as follows:

	For the year ended December 31,
	2021	2020	2019
Income tax expense at the federal statutory rate	$331,431	$710,842	$87,162
Income attributable to non-controlling interest	(308,995)	—	—
Income attributable to pass-through members	—	(710,842)	(87,162)
Other	(12,595)	2,450	—
Total income tax expense	$9,841	$2,450	$—

Income taxes for the Company at the consolidated level are primarily federal, state, and local taxes. The following table details the Company's provision for income taxes for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
	2021	2020	2019
Current income tax expense:
Federal	$73	$—	$—
State	1,424	2,450	—
Total current income tax expense	1,497	2,450	—
Deferred income tax expense:
Federal	7,494	—	—
State	850	—	—
Total deferred income tax expense	8,344	—	—
Total provision for income taxes	$9,841	$2,450	$—

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due primarily to its past and current organizational structure. Prior to the business combination transaction, UWM, as a limited liability company ("LLC"), was not directly subject to taxes on its net taxable income. Rather, UWM's net taxable income was passed through to its members and included in its members' tax returns. A provision for state income taxes was required for certain state and local tax jurisdictions where UWM is a taxable entity.
Following the closing of the Business Combination Agreement, UWM is treated as single member LLC owned by Holdings LLC. As a single member LLC, all taxable income or loss generated by UWM will pass through and be included in the income or loss of Holdings LLC. Holdings LLC is treated as a partnership for federal and most state and local income tax jurisdictions. As a partnership, Holdings LLC is not subject to U.S. federal or most state and local incomes taxes. Any taxable income or loss generated by Holdings LLC after the Company’s acquisition of its portion of Holdings LLC is passed through and included in the taxable income or loss of its members, including the Company. The Company is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its attributable share of any taxable income of Holdings LLC. Pursuant to the Holdings LLC Second Amended & Restated Limited Liability Company Agreement, Holdings LLC will generally be required to make pro-rata distributions in cash to the Company and to SFS Corp. in amounts sufficient to cover the expected taxes resulting from their allocable share of the taxable income of Holdings LLC.
Deferred Tax Assets and Liabilities
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The company's deferred tax assets (liabilities) arise from the following components of temporary differences and carryforwards:

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$10,831	$—
Other	104	—
Total deferred tax assets	10,935	—
Valuation allowance	—	—
Net deferred tax assets	10,935	—
Deferred tax liabilities:
Investment in partnership	(40,817)	—
Other	(2,502)	—
Total deferred tax liabilities	(43,319)	—
Net deferred tax assets (liability)	$(32,384)	$—
As of December 31, 2021, the Company has a deferred tax asset of $10.9 million and a deferred tax liability of $43.3 million, the net of which is included in accounts payable and accrued expenses. This deferred tax liability relates primarily to the difference in tax and book basis of the Company's investment in Holdings LLC. The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
Of the total deferred tax assets, $10.8 million relates to the net operating loss carryforwards at December 31, 2021, $1.2 million will expire between 2031 and 2041 and $9.6 million has no expiration.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As of December 31, 2021, the Company has no unrecognized tax benefits. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the year ended December 31, 2021. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws.
The Company is subject to taxation in the U.S. and various state and local tax jurisdictions. As of December 31, 2021, tax years for 2020 and 2019 are subject to examination by the tax authorities.
Tax Receivable Agreement
Holdings LLC intends to make an election under Section 754 of the Internal Revenue Code (the "Code") for the first taxable year in which a redemption or exchange of LLC Interest occurs. Pursuant to Holdings LLC’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of Holdings LLC when LLC Interests are redeemed or exchanged by SFS Corp. The Company intends to treat any exchanges of LLC Interests by SFS Corp. as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the business combination transaction, the Company entered into the Tax Receivable Agreement with SFS Corp. that will provide for the payment by the Company to SFS Corp. of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) the Company’s allocable share of existing tax basis acquired in connection with the Transactions (including the Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) increases in tax basis resulting from (a) the Company’s purchase of LLC Interests directly from Holdings LLC, (b) future exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by Holdings LLC; and (3) certain additional tax benefits arising from payments made under the Tax Receivable Agreement. The Company may additionally benefit or retain the remaining 15% of any tax benefits that the Company actually realizes.

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of December 31, 2021, the Company had recognized a liability of $13.9 million, included in accounts payable and accrued expenses, related to the Tax Receivable Agreement arising from the business combination transaction and subsequent sales of certain assets. No payments were made to SFS Corp. pursuant to the Tax Receivable Agreement during the year ended December 31, 2021.

NOTE 19 – STOCK-BASED COMPENSATION
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
The following is a summary of RSU activity for the year ended December 31, 2021.

	For the year ended December 31, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	—	$—
Granted	3,193,510	7.75
Vested [1]	(6,430)	7.75
Forfeited	(374,760)	7.75
Unvested - end of period	2,812,320
1 Comprised of 4,000 shares granted to non-employee members of the board of directors that immediately vested on the date of grant, and 2,430 shares that vested in 2021 pursuant to the terms of the 2020 Plan.
Stock-based compensation expense recognized for the year ended December 31, 2021 was $6.5 million. As of December 31, 2021, there was $15.4 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 2.1 years.

NOTE 20 – EARNINGS PER SHARE
As of December 31, 2021, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 13, Non-Controlling Interests for a description of the Stapled Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
Prior to the business combination transaction with the Company, UWM's ownership structure included equity interests held solely by SFS Corp. The Company analyzed the calculation of earnings per unit for periods prior to the business combination transaction and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2020 or December 31, 2019. The basic and diluted earnings per share period for the year ended December 31, 2021 represents only the period from January 21, 2021 to December 31, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of December 31, 2021.
The following table sets forth the calculation of the basic and diluted earnings per share for the periods following the business combination transaction for the Company's Class A common stock (in thousands, except shares and per share amounts):

For the year ended December 31, 2021
Net income	$1,568,400
Net income attributable to non-controlling interests	1,469,955
Net income attributable to UWMC	98,445
Numerator:
Net income attributable to Class A common shareholders	$98,445
Net income attributable to Class A common shareholders - diluted	$1,064,606
Denominator:
Weighted average shares of Class A common stock outstanding - basic	100,881,094
Weighted average shares of Class A common stock outstanding - diluted	1,603,157,640
Earnings per share of Class A common stock outstanding - basic	$0.98
Earnings per share of Class A common stock outstanding - diluted	$0.66
For purposes of calculating diluted earnings per share, it was assumed that all Class D common stock was exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive. Under the if-converted method, all of the Company's net income for the period from January 21, 2021 through December 31, 2021 is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the year ended December 31, 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been included in the calculations of diluted earnings per share for the year ended December 31, 2021 using the treasury stock method and the impact was immaterial.

NOTE 21 – SUBSEQUENT EVENTS
In early January 2022, the Company sold MSRs on loans with a total UPB of approximately $21.3 billion for gross proceeds received and receivable of approximately $237.1 million. On March 1, 2022, the Company sold MSRs on loans with a total UPB of approximately $20.6 billion for gross proceeds received and receivable of approximately $223.5 million.
As of December 31, 2021, cumulative proportional distributions related to the third and fourth quarter 2021 Class A common stock dividends of approximately $300.4 million had yet to be declared by Holdings LLC to SFS Corp. In early January 2022, the Board declared and Holdings LLC paid these cumulative proportional distributions to SFS Corp. simultaneously with the payment of the fourth quarter 2021 Class A common stock dividend of approximately $9.2 million.
On February 25, 2022, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on April 11, 2022 to stockholders of record at the close of business on March 14, 2022. On or before the dividend payment date, the Board, in its capacity as the Manager of Holdings LLC and pursuant to its authority under the Holdings LLC Amended and Restated Operating Agreement, will determine whether to (a) make distributions from Holdings LLC to only UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of UWMC or (b) make proportional and simultaneous distributions from Holdings LLC to both UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and Chief Financial Officer, Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, as of December 31, 2021 we assert that we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our Proxy Statement pertaining to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our Proxy Statement pertaining to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

The following table summarizes information as of December 31, 2021 concerning our shares of Class A common stock authorized for issuance under our equity incentive plan.

	Equity Compensation Plan Information
	As of December 31, 2021
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2021 Plan (2)	2,812,320	$—	77,181,250
Equity compensation plans not approved by security holders	—	—	—
Total	2,812,320	$—	77,181,250

(1) The securities included in column (a) of this table are time-based restricted stock units, for which no exercise price applies.
(2) The securities included in column (a) includes unvested restricted stock units granted from the Omnibus Incentive Plan. Column (c) reflects the remaining share reserve under the Omnibus Incentive Plan attributable to the initial 80,000,000 shares reserved for issuance.

Other information required by this Item 12 is hereby incorporated by reference from our Proxy Statement pertaining to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our Proxy Statement pertaining to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our Proxy Statement pertaining to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1*
Business Combination Agreement, dated as of September 22, 2020, by and among Gores Holdings IV, Inc., United Shore Financial Services, LLC and SFS Holding Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2020).

2.2
Amendment to Business Combination Agreement, dated December 14, 2020, by and among Gores Holdings IV, Inc., United Shore Financial Services, LLC d/b/a United Wholesale Mortgage and SFS Holding Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

3.1	Amended and Restated Certificate of Incorporation of UWM Holdings Corporation (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 25, 2021).

3.2	Amended and Restated Bylaws of UWM Holdings Corporation (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 25, 2021).

3.3	Second Amended and Restated Limited Liability Company Agreement of UWM Holdings, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021).

4.1
Indenture, dated November 3, 2020, by and between United Shore Financial Services, LLC and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

4.2	Form of 5.500% Senior Notes due 2025 (included in Exhibit 4.1) (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

4.3	Specimen Class A common stock Certificate (incorporated by reference to the Company’s Form S-1 filed on December 5, 2019).

4.4	Specimen Warrant Certificate (incorporated by reference to the Company’s Form S-1 filed on December 5, 2019).

4.5
Warrant Agreement, dated January 23, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2020).

4.7
Indenture, dated April 7, 2021, by and between United Wholesale Mortgage, LLC and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

4.8	Form of 5.500% Senior Notes due 2029 (included in Exhibit 4.7) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

4.9
Indenture, dated November 22, 2021, by and between United Wholesale Mortgage, LLC and U.S. Bank National Association, as trustee (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2021).

4.10	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.9) (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2021).

10.1
Amended and Restated Registration Rights and Lock-Up Agreement, dated January 21, 2021, by and between UWM Holdings Corporation, Gores Sponsor IV LLC, Randall Bort, William Patton, Jeffrey Rea and SFS Holding Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.2
Tax Receivable Agreement, dated January 21, 2021, by and among SFS Holding Corp. and UWM Holdings Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.3†	UWM Holdings Corporation 2020 Omnibus Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.4†
Employment Agreement, dated September 26, 2012, by and between, United Shore Financial Services, Inc. and Timothy Forrester (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.5*#	Master Repurchase Agreement, dated September 8, 2020, by and between Barclays Bank PLC and UWM (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.6*
Lease Agreement, dated June 28, 2017, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.6.1
First Amendment to Lease, dated May 11, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.6.2
Second Amendment to Lease, dated June 20, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.6.3
Third Amendment to Lease, dated September 28, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.6.4
Fourth Amendment to Lease, dated February 21, 2019, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.7
Parking Area Lease Agreement, dated January 1, 2019, by and between UWM, as tenant, and Pontiac Center Parking, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.8*
Lease Agreement, dated January 1, 2020, by and between UWM, as tenant, and Pontiac South Boulevard, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9*#	Master Repurchase Agreement, dated December 31, 2014, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.1
Amendment No. 1 to Master Repurchase Agreement, dated October 20, 2015, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.2
Amendment No. 2 to Master Repurchase Agreement, dated December 30, 2015, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.3
Amendment No. 3 to Master Repurchase Agreement, dated July 28, 2016, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.4
Amendment No. 4 to Master Repurchase Agreement, dated December 16, 2016, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.5
Amendment No. 5 to Master Repurchase Agreement, dated December 15, 2017, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.6*
Amendment No. 6 to Master Repurchase Agreement, dated December 14, 2018, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.7*
Amendment No. 7 to Master Repurchase Agreement, dated December 14, 2018, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.8
Amendment No. 8 to Master Repurchase Agreement, dated January 13, 2020, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.9
Amendment No. 9 to Master Repurchase Agreement, dated February 24, 2020, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.10
Amendment No. 10 to Master Repurchase Agreement, dated April 6, 2020, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.11
Omnibus Amendment to Master Repurchase Agreement, dated December 16, 2020, by and between UWM and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.12
Amendment, dated as of June 30, 2021, by and among UWM, United Shore Repo Seller 2 LLC and Bank of America, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).

10.10*
Amended and Restated Master Repurchase Agreement, dated May 8, 2017, by and among UWM, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, and Alpine Securitization Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.10.1
Omnibus Amendment to Amended and Restated Master Repurchase Agreement, dated January 19, 2021, by and among UWM, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization Ltd., and Credit Suisse Securities (USA) LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.11*#	Master Repurchase Agreement, dated March 7, 2019, by and between UWM and Jefferies Funding LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.11.1
Omnibus Amendment to Master Repurchase Agreement, dated December 14, 2020, by and between UWM and Jefferies Funding LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.12*#
Amendment No. 11 to Master Repurchase Agreement, dated December 23, 2020, by and among UWM, United Shore Repo Seller 1 LLC, United Shore Repo Trust 1 and JPMorgan Chase Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13*#
Master Repurchase Agreement, dated November 5, 2014, by and between UWM and UBS AG (as successor in interest to UBS BANK USA) (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.1*
Amendment No. 1 to Master Repurchase Agreement, dated November 4, 2015, by and between UWM and UBS BANK USA (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.2*
Assignment and Amendment No. 2 to Master Repurchase Agreement, dated August 16, 2016, by and among UWM, UBS Bank USA, and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.3*	Amendment No. 3 to Master Repurchase Agreement, dated November 2, 2016, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.4	Amendment No. 4 to Master Repurchase Agreement, dated January 2, 2018, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.5	Amendment No. 5 to Master Repurchase Agreement, dated May 30, 2018, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.6	Amendment No. 6 to Master Repurchase Agreement, dated January 14, 2019, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.7
Amendment No. 7 to Master Repurchase Agreement, dated February 21, 2019, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.8	Amendment No. 8 to Master Repurchase Agreement, dated January 13, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.9	Amendment No. 9 to Master Repurchase Agreement, dated April 15, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.10	Amendment No. 10 to Master Repurchase Agreement, dated August 3, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.13.11
Amendment No. 11 to Master Repurchase Agreement and Amendment No. 24 to Pricing Letter, dated December 14, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.14*
Lease Agreement, dated as of January 1, 2021, by and between Pontiac Center East, LLC and United Wholesale Mortgage, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.14.1
Amendment to Lease Agreement dated August 12, 2021 by and between Pontiac Center East LLC and United Wholesale Mortgage, LLC. (incorporated by reference to of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2021).

10.15*#
Master Repurchase Agreement, dated as of April 23, 2021, by and among Goldman Sachs Bank USA, A National Banking Institution, United Shore Repo Seller 4 LLC, and United Wholesale Mortgage, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

10.16
Purchase Agreement, dated March 30, 2021, among United Wholesale Mortgage and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule A thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2021).

10.17
Master Repurchase Agreement, dated as of October 30, 2021, by and among United Shore Financial Services, LLC, United Shore Repo Seller 3 LLC and Citibank, N.A., as amended by the Amendment, dated as of May 26, 2021, by and among Citibank, N.A., UWM, and United Shore Repo Seller 3 LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2021).

10.18
Amendment, dated as of June 30, 2021, by and among UWM, United Shore Repo Seller 2 LLC and Bank of America, N.A. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021).

10.19
Purchase Agreement, dated November 15, 2021, between United Wholesale Mortgage, LLC and J.P. Morgan Securities LLC and BofA Securities, Inc., as representative of the several initial purchasers listed on Schedule A thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2021).

10.20%	Form of UWM Holdings Corporation Restricted Stock Unit Agreement

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Current Report on Form 8-K filed on January 22, 2021).

23.1%	Consent of Deloitte & Touche LLP

23.2%	Consent of Richey, May & Co., LLP

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1%	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K
Item 601(a)(5) or Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
%	Filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.
#
Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: March 1, 2022	By:	/s/ Mathew Ishbia
Mathew Ishbia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March, 2022.

Name	Position	Date

/s/ Mathew Ishbia	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2022
Mathew Ishbia

/s/ Timothy Forrester	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Timothy Forrester

/s/ Andrew Hubacker	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Andrew Hubacker

/s/ Kelly Czubak	Director	March 1, 2022
Kelly Czubak

/s/ Alex Elezaj	Director	March 1, 2022
Alex Elezaj

/s/ Jeffrey A. Ishbia	Director	March 1, 2022
Jeffrey A. Ishbia

/s/ Justin Ishbia	Director	March 1, 2022
Justin Ishbia

/s/ Laura Lawson	Director	March 1, 2022
Laura Lawson

/s/ Isiah Thomas	Director	March 1, 2022
Isiah Thomas

/s/ Robert Verdun	Director	March 1, 2022
Robert Verdun

/s/ Melinda Wilner	Director	March 1, 2022
Melinda Wilner