Form 10-Q
period 2022-03-31
UWM Holdings Corp
filed 2022-05-10
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 6, 2022, the registrant had 92,531,737 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$901,174	$731,088
Mortgage loans at fair value	5,208,167	17,473,324
Derivative assets	241,932	67,356
Investment securities at fair value, pledged	138,417	152,263
Accounts receivable, net	617,608	415,691
Mortgage servicing rights (see Note 5)	3,514,102	3,314,952
Premises and equipment, net	151,206	151,687
Operating lease right-of-use asset, net (includes $103,513 and $104,595 with related parties)	103,670	104,828
Finance lease right-of-use asset (includes $28,416 and $28,619 with related parties)	53,857	57,024
Other assets	60,820	60,145
Total assets	$10,990,953	$22,528,358
Liabilities and equity
Warehouse lines of credit	$4,076,829	$15,954,938
Derivative liabilities	115,430	36,741
Borrowings against investment securities	118,786	118,786
Accounts payable, accrued expenses and other	1,207,145	1,087,411
Accrued distributions and dividends payable	159,460	9,171
Senior notes	1,981,106	1,980,112
Operating lease liability (includes $110,854 and $111,999 with related parties)	111,010	112,231
Finance lease liability (includes $29,015 and $29,087 with related parties)	54,945	57,967
Total liabilities	7,824,711	19,357,357
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of March 31, 2022	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 92,531,073 shares issued and outstanding as of March 31, 2022	9	9
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2022	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2022	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of March 31, 2022	150	150
Additional paid-in capital	542	437
Retained earnings	138,834	141,805
Non-controlling interest	3,026,707	3,028,600
Total equity	3,166,242	3,171,001
Total liabilities and equity	$10,990,953	$22,528,358

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue
Loan production income	$383,871	$1,074,665
Loan servicing income	198,565	123,789
Change in fair value of mortgage servicing rights (see Note 5)	171,963	(59,259)
Gain on sale of mortgage servicing rights	—	4,763
Interest income	67,395	45,912
Total revenue, net	821,794	1,189,870
Expenses
Salaries, commissions and benefits	160,609	213,061
Direct loan production costs	26,718	13,162
Marketing, travel, and entertainment	12,837	10,495
Depreciation and amortization	10,915	7,289
General and administrative	38,323	16,778
Servicing costs	47,184	20,508
Interest expense	60,374	52,990
Other expense/(income)	7,502	(17,304)
Total expenses	364,462	316,979
Earnings before income taxes	457,332	872,891
Provision for income taxes	4,045	12,886
Net income	453,287	860,005
Net income attributable to non-controlling interest	431,357	812,020
Net income attributable to UWM Holdings Corporation	$21,930	$47,985

Earnings per share of Class A common stock (see Note 17):
Basic	$0.24	$0.47
Diluted	$0.22	$0.33
Weighted average shares outstanding:
Basic	92,214,594	103,104,205
Diluted	1,594,284,381	1,605,173,992

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2021	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distributions to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,381)	—	(75,381)
Dividend and distribution declared February 3, 2021 and payable April 6, 2021	—	—	—	—	—	(10,310)	(150,207)	(160,517)
Member distributions to SFS Corp. post business combination transaction	—	—	—	—	—	—	(2,913)	(2,913)
Net income subsequent to business combination transaction	—	—	—	—	—	47,985	628,264	676,249
Balance, March 31, 2021	103,104,205	$10	1,502,069,787	$150	$—	$113,078	$2,664,798	$2,778,036

Balance, January 1, 2022	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	21,930	431,357	453,287
Dividend declared on February 25, 2022 and payable on April 11, 2022	—	—	—	—	—	(9,253)	—	(9,253)
Member distributions to SFS Corp.	—	—	—	—	—	—	(450,621)	(450,621)
Stock-based compensation expense	918,768	—	—	—	105	—	1,723	1,828
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(15,648)	15,648	—
Balance, March 31, 2022	92,531,073	$9	1,502,069,787	$150	$542	$138,834	$3,026,707	$3,166,242

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$453,287	$860,005
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	7,762	9,818
Capitalization of mortgage servicing rights	(645,437)	(599,389)
Change in fair value of mortgage servicing rights	(171,963)	59,259
Depreciation and amortization of premises & equipment, finance lease assets and debt issuance costs	11,909	7,981
Stock-based compensation expense	1,828	—
Decrease in fair value of investment securities	10,934	—
Decrease in fair value of warrants liability	(4,132)	(17,304)
(Increase) decrease in:
Mortgage loans at fair value	12,265,157	2,413,244
Derivative assets	(174,576)	(52,096)
Other assets	(173,090)	(309,033)
Increase (decrease) in:
Derivative liabilities	78,689	(10,758)
Other liabilities	91,395	275,290
Net cash provided by operating activities	11,751,763	2,637,017
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(6,102)	(9,815)
Net proceeds from sale of mortgage servicing rights	613,532	2,582
Proceeds from principal payments on investment securities	3,068	—
Net cash provided by (used in) investing activities	610,498	(7,233)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under warehouse lines of credit	(11,878,109)	(2,117,657)
Repayments of finance lease liabilities	(4,225)	(2,857)
Borrowings under equipment notes payable	—	453
Repayments under equipment notes payable	(226)	(1,557)
Borrowings under operating lines of credit	—	79,700
Proceeds from business combination transaction	—	895,134
Costs incurred related to business combination transaction	—	(11,260)
Dividends paid	(9,171)	—
Member distributions to SFS Corp.	(300,444)	(1,102,914)
Net cash used in financing activities	(12,192,175)	(2,260,958)
INCREASE IN CASH AND CASH EQUIVALENTS	170,086	368,826
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	731,088	1,223,837
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$901,174	$1,592,663
SUPPLEMENTAL INFORMATION
Cash paid for interest	$37,923	$36,077
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company (f/k/a Gores Holdings IV, Inc.) was incorporated in Delaware on June 12, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 22, 2020, the Company entered into a Business Combination Agreement (the "Business Combination Agreement") by and among the Company, SFS Holding Corporation, a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC, a Michigan limited liability company (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company (“Holdings LLC” and, together with UWM, the “UWM Entities”). The business combination with the UWM Entities closed on January 21, 2021.
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these condensed consolidated financial statements (see Note 11 - Non-Controlling Interests for further information).
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company's current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. As of March 31, 2022, following the buyback of 11,498,330 shares offset by the issuance of 925,198 shares as equity compensation, there were 92,531,073 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged, along with its stapled share of Class D common stock, for either, at the option of the Company, (a) cash or (b) one share of the Company’s Class B common stock (See Note 11 - Non-Controlling Interests). Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain stock price targets prior to January 2026. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 17 - Earnings Per Share for further information.

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
The condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Loans Eligible for Repurchase from Ginnie Mae
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to the Company, the previously sold assets are required to be re-recognized on the condensed consolidated balance sheets, regardless of the Company's intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs. At March 31, 2022 and December 31, 2021, the Company had recorded Ginnie Mae pool loans as part of "Mortgage loans at fair value" totaling $391.1 million and $563.4 million, respectively, with related purchase liabilities equal to the gross amount of the loan recorded in "Accounts payable, accrued expenses and other" on the condensed consolidated balance sheets. At March 31, 2022 and December 31, 2021, the fair values of the Ginnie Mae pool loans were $384.0 million and $555.1 million, reflecting fair value adjustments of $7.1 million and $8.3 million, respectively.
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
Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain tax positions as a component of the income tax provision. See Note 15 – Income Taxes for further information.
Tax Receivable Agreement
In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction. Subsequently, the liability is accounted for as a loss contingency, with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated and reported as part of other (income) expense in the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded an additional liability of $0.7 million, representing 85% of the estimated tax benefits to the Company resulting from additional sales of MSRs during the first quarter of 2022. As of March 31, 2022, the total liability recorded for the Tax Receivable Agreement was approximately $14.6 million.
Related Party Transactions
The Company enters into various transactions with related parties. See Note 14 – Related Party Transactions for further information.
Public and Private Warrants
As part of Gores Holdings IV, Inc.'s initial public offering ("IPO") in January 2020, Gores Holdings IV, Inc. issued to third party investors 42.5 million units, consisting of one share of Class A common stock of Gores Holdings IV, Inc. and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Gores Holdings IV, Inc. completed the private sale of 5.25 million warrants to Gores Holdings IV, Inc.'s sponsor at a purchase price of $2.00 per warrant (the “Private Warrants”). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Upon the closing of the business combination transaction, the Company had 10,624,987 Public Warrants and 5,250,000 Private Warrants outstanding.
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
The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and subsequently (recorded within "Accounts payable, accrued expenses and other"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other (income)/expense").

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
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021 and will remain effective through December 31, 2022. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and the Company may elect certain practical expedients as reference rate activities occur. The Company will evaluate its debt and other applicable contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed. The Company does not anticipate this will have a material impact on its condensed consolidated financial statements and related disclosures.
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

(In thousands)	March 31, 2022	December 31, 2021
Mortgage loans, unpaid principal balance	$5,263,246	$17,194,330
Premiums paid on mortgage loans	47,047	238,963
Fair value adjustment	(102,126)	40,031
Mortgage loans at fair value	$5,208,167	$17,473,324
NOTE 3 – DERIVATIVES
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 83% and 86%, as of March 31, 2022 and December 31, 2021, respectively. The Company primarily uses forward loan sale commitments ("FLSCs") to economically hedge the IRLCs.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	March 31, 2022				December 31, 2021
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$9,511	$108,475	$11,494,354	(a)	$24,899	$11,138	$13,450,967	(a)
FLSCs	232,421	6,955	15,927,461		42,457	25,603	28,887,178
Total	$241,932	$115,430			$67,356	$36,741
(a)Adjusted for pullthrough rates of 83% and 86%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	March 31, 2022	December 31, 2021
Derivative settlements receivable	$184,601	$21,987
Servicing fees	169,433	136,981
Servicing advances	131,288	135,117
Investor receivables	49,796	44,192
Receivables from sale of servicing	44,810	13,503
Warehouse bank receivable	22,102	8,510
Origination receivables	19,057	56,569
Other receivables	111	127
Provision for current expected credit losses	(3,590)	(1,295)
Total Accounts Receivable, Net	$617,608	$415,691
The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized on the condensed consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company has elected the fair value option for all current classes of its MSRs. The Company determined its classes of MSRs based on how the Company manages risk. The Company's MSRs are measured at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing fee income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various outside sources.
The unpaid principal balance of mortgage loans serviced approximated $303.4 billion and $319.8 billion at March 31, 2022 and December 31, 2021, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Fair value, beginning of period	$3,314,952	$1,760,304
Capitalization of mortgage servicing rights	645,437	599,389
MSR sales	(656,670)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions	390,980	197,802
Due to collection/realization of cash flows/other	(180,597)	(257,061)
Fair value, end of period	$3,514,102	$2,300,434

The following is a summary of the components of change in fair value of servicing rights as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended March 31,
	2022	2021
Changes in fair value:
Due to changes in valuation model or assumptions	$390,980	$197,802
Due to collection/realization of cash flows/other	(180,597)	(257,061)
Reserves and transaction costs on sales of servicing rights	(38,420)	—
Changes in fair value of mortgage servicing rights	$171,963	$(59,259)

During the the first quarter of 2022, the Company sold MSRs on loans with an aggregate UPB of approximately $56.6 billion for proceeds of approximately $656.7 million. Additionally, on March 31, 2022, the Company entered into an agreement to sell MSRs with an aggregate UPB of approximately $16.1 billion for proceeds of approximately $215.1 million, and the initial proceeds were not received until April 1, 2022. Accordingly, these MSR assets remained on the balance sheet at March 31, 2022. In connection with the sales of these MSRs, the Company recorded $38.4 million for its estimated obligation for protection provisions granted to the buyer and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three months ended March 31, 2022 and 2021, respectively (in thousands):

	For the three months ended March 31,
	2022	2021
Contractual servicing fees	$195,950	$122,306
Late, ancillary and other fees	2,615	1,483
Loan servicing income	$198,565	$123,789
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022				December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Discount rates	8.5%	—	14.5%	9.2%	9.0%	—	14.5%	9.6%
Annual prepayment speeds	8.3%	—	32.3%	9.7%	8.3%	—	45.4%	10.5%
Cost of servicing	$74	—	$145	$81	$74	—	$162	$81
The hypothetical effect of an adverse change in these key assumptions would result in a decrease in fair values as follows at March 31, 2022 and December 31, 2021, respectively, (in thousands):

	March 31, 2022	December 31, 2021
Discount rate:
+ 10% adverse change – effect on value	$(107,944)	$(107,992)
+ 20% adverse change – effect on value	(208,454)	(208,567)
Prepayment speeds:
+ 10% adverse change – effect on value	$(127,337)	$(138,807)
+ 20% adverse change – effect on value	(245,820)	(267,964)
Cost of servicing:
+ 10% adverse change – effect on value	$(34,885)	$(37,370)
+ 20% adverse change – effect on value	(69,770)	(74,741)
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
NOTE 6 – OTHER ASSETS
The following summarizes other assets (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$24,920	$28,249
Prepaid IT service and maintenance	24,540	26,236
Other	11,360	5,660
Total other assets	$60,820	$60,145

NOTE 7 – WAREHOUSE LINES OF CREDIT
The Company had the following warehouse lines of credit with financial institutions as of March 31, 2022 and December 31, 2021, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	March 31, 2022	December 31, 2021

Master Repurchase Agreement ("MRA") Funding:
$150 Million	2/29/2012	5/24/2022	$50,853	$144,534
$200 Million	3/30/2018	9/5/2022	77,558	197,976
$400 Million	8/21/2012	10/20/2022	94,692	372,895
$300 Million	8/19/2016	11/9/2022	39,859	280,637
$250 Million	2/26/2016	12/22/2022	21,491	192,614
$1 Billion	7/10/2012	1/9/2023	131,988	963,495
$3.5 Billion[2]	12/31/2014	2/22/2023	916,427	3,349,395
$500 Million	3/7/2019	2/22/2023	108,875	1,230,017
$1 Billion	4/23/2021	4/23/2023	337,926	755,539
$2 Billion	10/30/2020	5/26/2023	232,987	1,163,447
$4 Billion	5/9/2019	7/28/2023	1,733,732	4,482,245
$700 Million	7/24/2020	8/30/2023	61,363	673,471
$1.5 Billion[3]	9/8/2020	9/18/2023	47,776	913,247
Early Funding:
$500 Million (ASAP + - see below)		No expiration	92,318	516,889
$1.5 Billion (EF - see below)		No expiration	128,984	718,537
			$4,076,829	$15,954,938
All interest rates are variable based on a spread to the one-month LIBOR rate.
1 An aggregate of $401.0 million of these line amounts is committed as of March 31, 2022.
2 Available line amount was reduced to $2.5 billion in April 2022.
3 Available line amount was reduced to $500 million in April 2022.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2022, the amount outstanding through the ASAP+ program was approximately $92.3 million and $129.0 million was outstanding under the EF program.
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
The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date, but can be terminated by either party upon written notice. As of March 31, 2022, no amount was outstanding under this line.
As of March 31, 2022, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all debt covenants as of March 31, 2022.

NOTE 8 – SENIOR NOTES
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Balance at March 31, 2022	Outstanding Balance at December 31, 2021
2025 Senior unsecured notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior unsecured notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior unsecured notes(3)	06/15/2027	5.75%	500,000	500,000
Total Unsecured Senior Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $7.9 million and $8.5 million as of March 31, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $6.2 million and $6.4 million as of March 31, 2022 and December 31, 2021, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $4.8 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively.
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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of March 31, 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $88.2 million and $41.6 million of loans during the three months ended March 31, 2022 and 2021, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Balance, beginning of period	$86,762	$69,542
Reserve charged to operations	7,762	9,818
Losses realized, net	(10,472)	(10,063)
Balance, end of period	$84,052	$69,297
Commitments to Originate Loans
As of March 31, 2022, the Company had agreed to extend credit to potential borrowers for approximately $28.3 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three months ended March 31, 2022.
In 2021, the Company's consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021. Changes in the fair value of these retained beneficial interests are reported as part of "other (income)/expense" in the condensed consolidated statements of operations for the three months ended March 31, 2022. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs’ that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of March 31, 2022, $135.7 million of the $138.4 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $118.8 million with remaining maturities ranging from approximately four to eight months as of March 31, 2022, and interest rates based on twelve-month LIBOR plus a spread. Our maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of March 31, 2022:

	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	92,531,073	5.8%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.2%
Balance at end of period	1,594,600,860	100.0%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of March 31, 2022, SFS Corp. has not exchanged any Stapled Interests.
During the three months ended March 31, 2022, the Company issued 918,768 shares of Class A common stock related to the vesting of RSUs under its stock-based compensation plan. The Company did not repurchase nor retire any shares of Class A common stock during the three months ended March 31, 2022, pursuant to the Board's authorization of the share repurchase program on May 9, 2021. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a remeasurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

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
UWM is required to maintain a minimum net worth, minimum capital ratio and minimum liquidity requirements established by HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of March 31, 2022, the most restrictive of the these requirements require UWM to maintain a minimum net worth of $761.1 million, liquidity of $98.5 million and a minimum capital ratio of 6%. At March 31, 2022, UWM exceeded all of these requirements for all three of these entities.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2022 or December 31, 2021.

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

	March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,208,167	$—	$5,208,167
IRLCs	—	—	9,511	9,511
FLSCs	—	232,421	—	232,421
Investment securities at fair value, pledged	—	138,417	—	138,417
Mortgage servicing rights	—	—	3,514,102	3,514,102
Total assets	$—	$5,579,005	$3,523,613	$9,102,618
Liabilities:
IRLCs	$—	$—	$108,475	$108,475
FLSCs	—	6,955	—	6,955
Public and Private Warrants	4,038	1,286	—	5,324
Total liabilities	$4,038	$8,241	$108,475	$120,754

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$17,473,324	$—	$17,473,324
IRLCs	—	—	24,899	24,899
FLSCs	—	42,457	—	42,457
Investment securities at fair value, pledged	—	152,263	—	152,263
Mortgage servicing rights	—	—	3,314,952	3,314,952
Total assets	$—	$17,668,044	$3,339,851	$21,007,895
Liabilities:
IRLCs	$—	$—	$11,138	$11,138
FLSCs	—	25,603	—	25,603
Public and Private Warrants	6,286	3,170	—	9,456
Total liabilities	$6,286	$28,773	$11,138	$46,197
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	March 31, 2022	December 31, 2021
Pullthrough rate (weighted avg)	83%	86%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three months ended March 31, 2022.

Level 3 Issuances and Transfers
The Company enters into IRLCs which are considered derivatives. If the contract converts to a loan, the implied value, which is solely based upon interest rate changes, is incorporated in the basis of the fair value of the loan. If the IRLC does not convert to a loan, the basis is reduced to zero as the contract has no continuing value. The Company does not track the basis of the individual IRLCs that convert to a loan, as that amount has no relevance to the presented condensed consolidated financial statements.
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$792,061	$776,528	$791,513	$820,232
2029 Senior Notes, due 4/15/29	693,839	622,237	693,623	686,623
2027 Senior Notes, due 6/15/27	495,206	465,775	494,976	500,860
	$1,981,106	$1,864,540	$1,980,112	$2,007,715
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information in inactive markets.
Due to their nature and respective terms (including the variable interest rates on warehouse and operating lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and operating lines of credit approximate their fair value as of March 31, 2022 and December 31, 2021, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS
The Company has engaged in the following significant related party transactions in the three months ended March 31, 2022 and 2021:
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
•The Company leases aircraft owned by entities controlled by the Company’s CEO to facilitate travel of Company executives for business purposes;
•Home appraisal contracting and review services are provided by home appraisal management companies, one of which was partially owned by the Company’s CEO (prior to March 31, 2021) and an executive of the Company and a member of the Company's board of directors was also on the board of directors of this home appraisal management company prior to March 31, 2021, the second of which is owned by the CEO's brother who is also a member of the Company's board of directors. Each agreement with the home appraisal management companies is for an initial twelve-month term which automatically renews for successive twelve month periods unless sooner terminated by the Company upon prior notice. Additionally, each such agreement is on substantially similar terms and conditions, including with regard to pricing, as the Company's other agreements for such services.
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company.
For the three months ended March 31, 2022, the Company made payments of approximately $5.5 million to various companies related through common ownership, comprised of approximately $5.2 million in rent and other occupancy related fees, $0.2 million in legal fees, and $0.1 million in direct origination costs and other general and administrative expenses for the three months ended March 31, 2022.

For the three months ended March 31, 2021, the Company made payments of approximately $4.1 million to various companies related through common ownership, comprised of approximately $3.8 million in rent and other occupancy related fees, $0.2 million in legal fees, $0.1 million in direct origination costs and other general and administrative expenses for the three months ended March 31, 2021.

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
For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 0.88% and 1.48%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation for the the three months ended March 31, 2021 includes income only from January 21, 2021 to March 31, 2021, which represents the period in which the Company had an ownership interest in Holdings LLC.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As of March 31, 2022, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the three months ended March 31, 2022 or 2021. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws. Both 2019 and 2020 remain open under applicable statute of limitations with relevant taxing authorities.

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
The following is a summary of RSU activity for the three months ended March 31, 2022:

	For the three months ended March 31, 2022
	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	2,812,320	$7.75
Vested [1]	(918,768)	7.75
Forfeited	(67,416)	7.75
Unvested - end of period	1,826,136
1 The RSUs vest in accordance with the following schedule: 33% vested on February 1, 2022, 33% vest on February 1, 2023 and the remaining 34% vest on February 1, 2024.
Stock-based compensation expense recognized for the three months ended March 31, 2022 was $1.8 million. As of March 31, 2022, there was $13.0 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 17 – EARNINGS PER SHARE
As of March 31, 2022, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
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
Earnings per share for the three months ended March 31, 2021 is based on earnings for the period from January 21, 2021 to March 31, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of March 31, 2022 or March 31, 2021.
The following table sets forth the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2022 and 2021 (in thousands, except shares and per share amounts):

	For the three months ended March 31,
	2022	2021
Net income	$453,287	$860,005
Net income attributable to non-controlling interests	431,357	812,020
Net income attributable to UWMC	21,930	47,985
Numerator:
Net income attributable to Class A common shareholders	$21,930	$47,985
Net income attributable to Class A common shareholders - diluted	$350,011	$524,151
Denominator:
Weighted average shares of Class A common stock outstanding - basic	92,214,594	103,104,205
Weighted average shares of Class A common stock outstanding - diluted	1,594,284,381	1,605,173,992
Earnings per share of Class A common stock outstanding - basic	$0.24	$0.47
Earnings per share of Class A common stock outstanding - diluted	$0.22	$0.33
For purposes of calculating diluted earnings per share, it was assumed that all Class D common stock was exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion is dilutive. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during either the three months ended March 31, 2022 or 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three months ended March 31, 2022 and 2021 using the treasury stock method and the impact was immaterial.

NOTE 18 – SUBSEQUENT EVENTS

In the first quarter 2022, the Company's Board of Directors (the "Board") declared a dividend of $0.10 per share of Class A Common Stock for an aggregate of $9.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to the Class B Units of Holdings LLC. The dividend and the distribution were paid on April 12, 2022.
On March 31, 2022, the Company entered into an agreement to sell MSRs with an aggregate UPB of approximately $16.1 billion, for proceeds of approximately $215.1 million, the initial portion of which was received on April 1, 2022.
Subsequent to March 31, 2022, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on July 11, 2022 to stockholders of record at the close of business on June 21, 2022. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on July 11, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on March 1, 2022.

Business Overview

We are the second largest direct residential mortgage lender and the largest wholesale mortgage lender in the U.S., originating mortgage loans exclusively through the wholesale channel. With approximately 7,800 team members as of March 31, 2022 and a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last seven years, including the year ended December 31, 2021, we have been the largest wholesale mortgage lender in the U.S. by closed loan volume, with approximately 31% market share of the wholesale channel for the year ended December 31, 2021 (based on data released by Inside Mortgage Finance).

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE-conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. During the second quarter of 2021, we began selling pools of originated mortgage loans through private label securitization transactions. The mortgage origination process generally begins with a borrower entering into an IRLC with us, that is arranged by an independent mortgage advisor, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time, with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the TBA market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Our unique model, focusing exclusively on the wholesale channel, results in what we believe to be complete alignment with our clients and superior customer service arising from our investments in people and technology that has driven demand for our services from our clients.

New Accounting Pronouncements Not Yet Effective

See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies, to the condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company's condensed consolidated financial statements.

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

Compensation earned by our clients, Independent Mortgage Advisors, is included in the cost of the loans we originate, and therefore netted within loan production income.

Loan servicing income. Loan servicing income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing income is recorded upon collection of payments from borrowers.

Interest income. Interest income represents interest earned on mortgage loans at fair value.

Components of operating expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, general and administrative (including professional services, occupancy and equipment), interest expense, and other income or expense (primarily related to the decrease or increase, respectively, in the fair value of the liability for the Public and Private Warrants, the decrease or increase, respectively, in the Tax Receivable Agreement liability, and the increase or decrease, respectively, in the fair value of retained investment securities).

Three Months Ended March 31, 2022 and 2021 Summary

For the three months ended March 31, 2022, we originated $38.8 billion in residential mortgage loans, which was a decrease of $10.3 billion, or 21%, from the three months ended March 31, 2021. We generated $453.3 million of net income during the three months ended March 31, 2022, which was a decrease of $406.7 million, or 47.3%, compared to net income of $860.0 million for the three months ended March 31, 2021. Adjusted EBITDA for the three months ended March 31, 2022 was $128.4 million as compared to $711.4 million for the three months ended March 31, 2021 primarily due to the decline in net income and the increase in fair value of MSRs due to valuation inputs or assumptions. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions, the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the change in the Tax Receivable Agreement liability, and the change in fair value of retained investment securities. We exclude the change in the Tax Receivable Agreement liability, the change in fair value of the Public and Private Warrants, the change in fair value of retained investment securities, and the change in fair value of MSRs due to valuation inputs or assumptions as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, operating lines of credit, borrowings against investment securities, equipment notes payable, and finance leases.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended March 31,
($ in thousands)	2022	2021
Net income	$453,287	$860,005
Interest expense on non-funding debt	29,558	16,343
Provision for income taxes	4,045	12,886
Depreciation and amortization	10,915	7,289
Stock-based compensation expense	1,828	—
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(390,980)	(197,802)
Deferred compensation, net(2)	12,252	30,000
Change in fair value of Public and Private Warrants (3)	(4,132)	(17,303)
Change in Tax Receivable Agreement liability (4)	700	—
Change in fair value of investment securities (5)	10,934	—
Adjusted EBITDA	$128,407	$711,418

(1)Reflects the change ((increase)/decrease) in fair value due to changes in valuation inputs or assumptions, including discount rates and prepayment speed assumptions, primarily due to changes in market interest rates. Refer to Note 5 - Mortgage Servicing Rights to the notes to the condensed consolidated financial statements.
(2)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(3)Reflects the change (increase/(decrease)) in the fair value of the Public and Private Warrants.
(4)Reflects the change (increase/(decrease)) in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for additional information related to the Tax Receivable Agreement.
(5)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	For the three months ended March 31,
($ in thousands)	2022	2021
Revenue
Loan production income	$383,871	$1,074,665
Loan servicing income	198,565	123,789
Change in fair value of mortgage servicing rights	171,963	(59,259)
Gain on sale of mortgage servicing rights	—	4,763
Interest income	67,395	45,912
Total revenue, net	821,794	1,189,870
Expenses
Salaries, commissions and benefits	160,609	213,061
Direct loan production costs	26,718	13,162
Marketing, travel, and entertainment	12,837	10,495
Depreciation and amortization	10,915	7,289
General and administrative	38,323	16,778
Servicing costs	47,184	20,508
Interest expense	60,374	52,990
Other expense/(income)	7,502	(17,304)
Total expenses	364,462	316,979
Earnings before income taxes	457,332	872,891
Provision for income taxes	4,045	12,886
Net income	453,287	860,005
Net income attributable to non-controlling interest	431,357	812,020
Net income attributable to UWM Holdings Corporation	$21,930	$47,985

Loan production income

The table below provides details of the characteristics of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended March 31,
($ in thousands)	2022	2021
Loan origination volume by type
Conventional conforming	$28,381,984	$43,934,272
FHA/VA/USDA	7,681,946	5,141,258
Non-agency	2,748,399	18,710
Total loan origination volume	$38,812,329	$49,094,240
Portfolio metrics
Average loan amount	363	316
Weighted average loan-to-value ratio	75.07%	69.78%
Weighted average credit score	741	755
Weighted average note rate	3.45%	2.74%
Percentage of loans sold
To GSEs	94%	100%
To other counterparties	6%	—%
Servicing-retained	99%	100%
Servicing-released	1%	—%

The components of loan production income for the periods presented were as follows:

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2022	2021
Primary gain (loss)	$(339,968)	$372,685	$(712,653)	(191.2)%
Loan origination fees	86,164	112,409	(26,245)	(23.3)%
Provision for representation and warranty obligations	(7,762)	(9,818)	2,056	(20.9)%
Capitalization of MSRs	645,437	599,389	46,048	7.7%
Loan production income	$383,871	$1,074,665	$(690,794)	(64.3)%

Loan production income was $383.9 million for the three months ended March 31, 2022, a decrease of $690.8 million, or 64.3%, as compared to $1.07 billion for the three months ended March 31, 2021. The decrease in loan production income was primarily driven by a decrease of 120 basis points in gain margin, from 219 basis points during the three months ended March 31, 2021 to 99 basis points for the same period in 2022, along with a decrease in loan production volume. The decrease in gain margin was due to a decline in the primary/secondary mortgage interest rate spread, driven by a rising interest rate environment during the period as well as increased marketplace competition. Loan production volume decreased $10.3 billion, or 21%, from $49.1 billion to $38.8 billion during the three months ended March 31, 2022, as compared to the same period in 2021. The decrease in loan production income was partially offset by an increase of $46.0 million in capitalization of MSRs for the three months ended March 31, 2022 as compared to the same period in prior year, due to higher MSR capitalization rates resulting from to the rising interest rate environment. Higher average loan amounts for loans produced during the first quarter of 2022, as compared to the first quarter of 2021, also partially offset the decrease in loan production income.

Loan servicing income
The table below summarizes loan servicing income for each of the periods presented:

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2022	2021
Contractual servicing fees	$195,950	$122,306	$73,644	60.2%
Late, ancillary and other fees	2,615	1,483	1,132	76.3%
Loan servicing income	$198,565	$123,789	$74,776	60.4%

	For the three months ended March 31,
($ in thousands)	2022	2021
Average UPB of loans serviced	$317,489,207	$204,258,913
Average number of loans serviced	994,226	660,305

Loan servicing income was $198.6 million for the three months ended March 31, 2022, an increase of $74.8 million, or 60.4%, as compared to $123.8 million for the three months ended March 31, 2021. The increase in loan servicing income during the three months ended March 31, 2022 was primarily driven by the growing servicing portfolio due to originations, partially offset by four bulk sales of MSRs during the first quarter of 2022 (approximate UPB of $56.6 billion).

For the periods presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
UPB of loans serviced	303,425,697	319,807,457
Number of loans serviced	945,703	1,017,027
MSR portfolio delinquency count (60+ days) as % of total	0.75%	0.81%
Weighted average note rate	3.04%	2.94%
Weighted average service fee	0.2587%	0.2624%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net increase of $172.0 million for the three months ended March 31, 2022 as compared with a net decrease of $59.3 million for the three months ended March 31, 2021. The change in fair value for the three months ended March 31, 2022 was primarily attributable to an increase of approximately $391.0 million due to changes in valuation inputs/assumptions, mainly as a result of higher interest rates, partially offset by a decline in fair value of approximately $180.6 million due to realization of cash flows and decay. The change in fair value for the three months ended March 31, 2021 was primarily due to the fair value of MSR assets increasing by approximately $197.8 million due to changes in valuation inputs/assumptions, mainly due to a decrease in prepayment speeds as a result of higher primary mortgage interest rates, which was offset by a decline in fair value of approximately $257.1 million due to realization of cash flows and decay.
Gain (loss) on sale of mortgage servicing rights

There was no gain (loss) on sale of MSRs for the three months ended March 31, 2022 compared to a gain on sale of MSRs of $4.8 million for the three months ended March 31, 2021, which represented partial realization of proceeds as well as revisions to related contingencies.

Interest income

Interest income was $67.4 million for the three months ended March 31, 2022, an increase of $21.5 million, or 47%, as compared to $45.9 million for the three months ended March 31, 2021. This increase was primarily driven by increases in interest rates and the average balances of mortgage loans at fair value.

Expenses

Expenses for the periods presented were as follows:

	For the three months ended March 31,		Change $	Change %
	2022	2021
Salaries, commissions and benefits	$160,609	$213,061	$(52,452)	(24.6)%
Direct loan production costs	26,718	13,162	13,556	103.0%
Marketing, travel, and entertainment	12,837	10,495	2,342	22.3%
Depreciation and amortization	10,915	7,289	3,626	49.7%
General and administrative	38,323	16,778	21,545	128.4%
Servicing costs	47,184	20,508	26,676	130.1%
Interest expense	60,374	52,990	7,384	13.9%
Other (income)/expense	7,502	(17,304)	24,806	(143.4)%
Total expenses	$364,462	$316,979	$47,483	15.0%

Total expenses

Total expenses were $364.5 million for the three months ended March 31, 2022, an increase of $47.5 million, or 15.0%, as compared to $317.0 million for the three months ended March 31, 2021. The increase was primarily due to an increase in servicing costs of $26.7 million during the three months ended March 31, 2022 as compared to the same period in the prior year due to the increase in the size of the servicing portfolio and a decrease in gains from the repurchase, modification and re-delivery of Ginnie Mae loans eligible for repurchase. Other (income)/expense increased $24.8 million during the three months ended March 31, 2022 primarily due to a smaller decrease in the fair value of the liability for the Public and Private Warrants as compared to the same period in prior year, as well as a decline in the fair value of investment securities retained from the five private label securitization transactions executed during the second half of 2021. Additionally, general and administrative expenses increased $21.5 million during the three months ended March 31, 2022, primarily due to a reduction of a contingency reserve which was recorded in the three months ended March 31, 2021. Direct loan production costs increased during the three months ended March 31, 2022 due primarily to a change in presentation whereby certain loan origination fees are being presented on a gross basis (within loan production income and direct loan production costs) beginning in the fourth quarter of 2021. These increases in expenses were partially offset by a decrease in salaries, commissions and benefits of $52.5 million, or 24.6%, for the three months ended March 31, 2022 as compared to the same period in prior year, primarily attributable to decreases in incentive compensation accruals (bonuses and commissions), due to lower profitability and lower loan production, and a decrease in average headcount arising from normal attrition.

Income Taxes

We recorded a $4.0 million provision for income taxes during the three months ended March 31, 2022 compared to a provision for income taxes of $12.9 million for the three months ended March 31, 2021. The decrease year-over-year was primarily due to the decrease in pre-tax income.

Net income

Net income was $453.3 million for the three months ended March 31, 2022, a decrease of $406.7 million or 47.3%, as compared to $860.0 million for the three months ended March 31, 2021. The decrease in net income was primarily the result of the decrease in total revenue, net of $368.1 million, and a net increase in total expenses (including income taxes) of $38.6 million, as further described above.

Net income attributable to the Company of $21.9 million for the three months ended March 31, 2022 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for this period. Net income attributable to the Company of $48.0 million for the three months ended March 31, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for the period from January 21, 2021 through March 31, 2021.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have included:
•borrowings including under our warehouse facilities and other financing facilities;
•cash flow from operations and investing activities, including:
◦sale or securitization of loans into the secondary market;
◦loan origination fees;
◦servicing fee income;
◦interest income on mortgage loans; and
◦sale of MSRs.

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

Loan Funding Facilities

    Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on one-month LIBOR plus a spread. In the first quarter of 2022, five of our warehouse facilities were amended to change the reference interest rate from LIBOR to variants of SOFR due to the pending discontinuation of LIBOR. We expect the remaining warehouse facilities to transition from LIBOR to a different reference interest rate at some point in 2022 due to the pending discontinuation of LIBOR.

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

From a cash flow perspective, the vast majority of cash received from mortgage originations occurs at the point the loans are sold or securitized into the secondary market. The vast majority of servicing fee income relates to the retained servicing fee on the loans, where cash is received monthly over the life of the loan and is a product of the borrowers’ current unpaid principal balance multiplied by the weighted average service fee. For a given mortgage loan, servicing revenue from the retained servicing fee declines over time as the principal balance of the loan is reduced.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls from a majority of our warehouse lenders. When considering the full fair value of the loans, the required decline is even more significant. Typically, we do not receive margin calls on a majority of our warehouse lines. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of March 31, 2022, there were no outstanding exchanges of collateral.

The amount owed and outstanding on our warehouse facilities fluctuates based on our origination volume, the amount of time it takes us to sell the loans we originate, our cash on hand, and our ability to obtain additional financing. From time to time, we will increase or decrease the size of the lines to reflect anticipated increases or decreases in volume, strategies regarding the timing of sales of mortgages to the GSEs or secondary markets and costs associated with not utilizing the lines. We reserve the right to arrange for the early payment of outstanding loans and advances from time to time. As of March 31, 2022, the self-warehouse amount was $534.6 million. As we accumulate loans, a significant portion of our total warehouse facilities may be utilized to fund loans.

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of March 31, 2022:

Facility Type	Collateral	Line Amount as of March 31, 2022[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2022 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$150 Million	2/29/2012	5/24/2022	$50,853
Master Repurchase Agreement	Mortgage Loans	$200 Million	3/30/2018	9/5/2022	77,558
Master Repurchase Agreement	Mortgage Loans	$400 Million	8/21/2012	10/20/2022	94,692
Master Repurchase Agreement	Mortgage Loans	$300 Million	8/19/2016	11/9/2022	39,859
Master Repurchase Agreement	Mortgage Loans	$250 Million	2/26/2016	12/22/2022	21,491
Master Repurchase Agreement	Mortgage Loans	$1 Billion	7/10/2012	1/9/2023	131,988
Master Repurchase Agreement	Mortgage Loans	$3.5 Billion[2]	12/31/2014	2/22/2023	916,427
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/7/2019	2/22/2023	108,875
Master Repurchase Agreement	Mortgage Loans	$1 Billion	4/23/2021	4/23/2023	337,926
Master Repurchase Agreement	Mortgage Loans	$2 Billion	10/30/2020	5/26/2023	232,987
Master Repurchase Agreement	Mortgage Loans	$4 Billion	5/9/2019	7/28/2023	1,733,732
Master Repurchase Agreement	Mortgage Loans	$700 Million	7/24/2020	8/30/2023	61,363
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion[3]	9/8/2020	9/18/2023	47,776
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	92,318
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	128,984
					$4,076,829
1 An aggregate of $401.0 million of these line amounts is committed as of March 31, 2022.
2 Available line amount was reduced to $2.5 billion in April 2022.
3 Available line amount was reduced to $500 million in April 2022.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2022, the amount outstanding through the ASAP+ program was approximately $92.3 million and $129.0 million was outstanding under the EF program.

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

The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date that can be terminated by either party upon written notice. As of March 31, 2022, no amount was outstanding under this line.

Covenants

Our warehouse facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of March 31, 2022.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of March 31, 2022.

Borrowings Against Investment Securities

In 2021, the Company's consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. The Company entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of March 31, 2022, we had $118.8 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from four to eight months as of March 31, 2022, and interest rates based on twelve-month LIBOR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 80% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of March 31, 2022, there were no outstanding exchanges of collateral under these sale and repurchase agreements.

Finance Leases

As of March 31, 2022, our finance lease liabilities were $54.9 million, $29.0 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from two to fifteen years.

Cash flow data for the three months ended March 31, 2022 and 2021

	For the three months ended March 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$11,751,763	$2,637,017
Net cash provided by (used in) investing activities	610,498	(7,233)
Net cash used in financing activities	(12,192,175)	(2,260,958)
Net increase in cash and cash equivalents	$170,086	$368,826
Cash and cash equivalents at the end of the period	901,174	1,592,663

Net cash provided by operating activities

Net cash provided by operating activities was $11.75 billion for the three months ended March 31, 2022 compared to net cash provided by operating activities of $2.64 billion for the same period in 2021. The increase in cash flows from operating activities was primarily driven by a larger decrease in mortgage loans at fair value for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, partially offset by a decrease in net income in for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, adjusted for non-cash items. The early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions materially increased mortgage loans at fair value as of December 31, 2021, which were sold in early January 2022, returning the mortgage loans at fair value balance to a more normalized level as of March 31, 2022.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $610.5 million for the three months ended March 31, 2022 compared to $7.2 million of net cash used by investing activities for the same period in 2021. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and an increase in proceeds from principal payments on retained investment securities.

Net cash used in financing activities

Net cash used in financing activities was $12.19 billion for the three months ended March 31, 2022 compared to cash used in financing activities of $2.26 billion for the same period in 2021. The increase in cash flows used in financing activities in 2022 was primarily driven by a net decrease in borrowings under warehouse lines of credit. The decrease was due to the early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions which materially increased the warehouse line of credit balances as of December 31, 2021, which were paid down in early January 2022 in connection with the sale of the mortgage loans, returning these balances to more normalized levels as of March 31, 2022. There was also an increase in self-warehousing as of March 31, 2022. Distributions to SFS Corp. and dividends paid to Class A common stockholders, net of the proceeds from the business combination transaction, also increased during the three months ended March 31, 2022. As of December 31, 2021, cumulative proportional distributions related to the third and fourth quarter 2021 Class A common stock dividends of approximately $300.4 million had yet to be declared by Holdings LLC to SFS Corp. In early January 2022, the Board declared and Holdings LLC paid these cumulative proportional distributions to SFS Corp. simultaneously with the payment of the fourth quarter 2021 Class A common stock dividend of approximately $9.3 million.

Contractual Obligations

Cash requirements from contractual and other obligations

As of March 31, 2022, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, and payments under our financing and operating lease agreements. There have been no material changes in the cash requirements from known contractual and other obligations since December 31, 2021.
During first quarter of 2022, the Company paid cash dividends of $9.3 million to its Class A common stockholders, representing $0.10 per share of Class A Common Stock relating to the dividend declared in the fourth quarter of 2021. Additionally, during the first quarter of 2022, the Board declared and Holdings LLC paid $300.4 million of proportional distributions to SFS Corp. relating to the third and fourth quarter 2021 Class A common stock dividends.
In addition, in the first quarter 2022, the Board declared a dividend of $0.10 per share of Class A Common Stock for an aggregate of $9.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to the Class B Units of Holdings LLC. The dividend and the distribution were paid on April 12, 2022.
The sources of funds needed to satisfy these cash requirements include cash flows from operations and investing activities, including cash flows from sales of MSRs, sale or securitization of loans into the secondary market, loan origination fees, servicing fee income, and interest income on mortgage loans.
Repurchase and indemnification obligations

Loans sold to investors which we believe met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on our assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. See Note 9 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for further information.

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

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Interest rate lock commitments—fixed rate	$11,418,553	$13,402,401
Interest rate lock commitments—variable rate	75,801	48,566
Commitments to sell loans	1,650,226	3,130,203
Forward commitments to sell mortgage-backed securities	14,277,235	25,756,975

As of March 31, 2022, we had sold $1.7 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in April 2022.

Critical Accounting Estimates and Use of Significant Estimates

Preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require management's judgement to make difficult, subjective or complex judgements about matters that are uncertain. Actual results could differ and the use of other assumptions or estimates could result in material differences in our condensed consolidated financial statements. Our critical accounting policies and estimates relate to accounting for mortgage loans held at fair value and revenue recognition, mortgage servicing rights, derivative financial instruments and representations and warranties reserve. There were no significant changes to our policies, methodologies, or processes used in applying our critical accounting estimates from what was described in our 2021 Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements in this report include statements relating to:

•the future financial performance of our business;
•changes in the market for our services;
•expansion plans and opportunities;
•our future growth, including our pace of loan originations;
•our current infrastructure, client-based business strategies, strategic initiatives and product pipeline;
•expectations regarding the impact and timing of discontinuation of LIBOR on our warehouse facilities;
•the impact of interest rate risk on our business;
•our ability to renew our sale and repurchase agreements;
•our accounting policies and recent amendments to the FASB rules regulations;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•political and geopolitical conditions that may affect our business and the mortgage industry in general;
•the impact of litigation on our financial position;
•other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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
•the impact of inflation on housing pricing, demand for mortgages and the ability of borrowers to qualify for mortgages;
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
•our ability to continue to attract and retain our Independent Mortgage Advisor relationships;
•the occurrence of a data breach or other failure of our cybersecurity;
•loss of key management;
•reliance on third-party software and services;
•reliance on third-party sub-servicers to service our mortgage loans or our mortgage servicing rights;
•intense competition in the mortgage industry;
•our ability to implement technological innovation;
•our exposure to risk relating to the transition from LIBOR and the volatility of LIBOR or any replacement reference rate, which can result in higher than market interest rates;
•our ability to continue to comply with the complex state and federal laws regulations or practices applicable to mortgage loan origination and servicing in general, including maintaining the appropriate state licenses, managing the costs and operational risk associated with material changes to such laws;
•errors or the ineffectiveness of internal and external models or data we rely on to manage risk and make business decisions;
•risk of counterparty terminating servicing rights and contracts;
•the risk that we may become subject to legal actions that if decided adversely, could be detrimental to our business; and
•those risks described in Item 1A - Risk Factors in our 2021 10-K Report, as well as those described from time to time in our other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate, credit and counterparty risk.

Interest rate risk

We are subject to interest rate risk which may impact its origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs resulting in expected decreases in cash flows. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that servicing provides a natural hedge to our origination business. We do not specifically hedge MSRs but manage the economic risk through partially offsetting impact of servicing and mortgaging originations.

Our IRLCs and mortgage loans at fair value are exposed to interest rate volatility. During the origination, pooling, and delivery process, this pipeline value rises and falls with changes in interest rates. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we predominately utilize forward agency or Ginnie Mae To Be Announced ("TBA") securities as our primary hedge instrument. The TBA market is a secondary market where FLSCs or TBAs are sold by lenders seeking to hedge the risk that market interest rates may change and lock in a price for the mortgages they are in the process of originating.

Interest rate risk also occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our net interest income. This is primarily mitigated through expedited sale of our loans.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used March 31, 2022 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of March 31, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	March 31, 2022
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$51,829	$(53,179)
MSRs	(68,567)	63,742
IRLCs	111,146	(119,702)
Total change in assets	$94,408	$(109,139)
Increase (decrease) in liabilities
FLSCs	$(165,685)	$170,976
Total change in liabilities	$(165,685)	$170,976

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three months ended March 31, 2022, our originated loans had a weighted average loan to value ratio of 75.07%, and a weighted average FICO score of 741. For the three months ended March 31, 2021, our originated loans had a weighted average loan to value ratio of 69.78%, and a weighted average FICO score of 755.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2022 or March 31, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2020, a complaint was filed against UWM (f/k/a United Shore Financial Services, LLC) in the U.S. District Court for the Eastern District of Michigan by three independent mortgage brokers. The plaintiffs in this matter seek class certification and monetary damages for alleged unpaid origination fees arising from a change in UWM’s commission policy. Following the Court’s opinion granting in part and denying in part UWM’s motion to dismiss, UWM filed its answer to the complaint on April 11, 2022. UWM denies the claims and intends to vigorously defend the matter.

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

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan. The complaint alleges that AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims, including fraud and misrepresentation, against UWM. Our motion to dismiss the counterclaims is currently pending.

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
There were no repurchases of the Company’s shares of its outstanding Class A common stock during the three months ended March 31, 2022. As of March 31, 2022, the remaining amount authorized under the share repurchase program was $218.4 million.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement

On March 1, 2022, we entered into a Third Amendment of our Lease Agreement, dated January 1, 2021, with Pontiac Center East, LLC (as amended, the “Lease Agreement), an entity indirectly owned by our CEO Mat Ishbia, to increase the property subject to the lease (the “Additional Property”) and provide for the monthly rent associated with the Additional Property. The Additional Property is adjacent to our current corporate campus. The transaction was approved by our Audit Committee. All other terms of the Lease Agreement remained the same.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description

4.6	Description of Capital Stock

10.14.2	Third Amendment to Lease Agreement by and between Pontiac Center East, LLC and United Wholesale Mortgage, LLC

31.1	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: May 10, 2022	By:	/s/ Timothy Forrester
Timothy Forrester
Executive Vice President, Chief Financial Officer