Form 10-Q
period 2022-06-30
UWM Holdings Corp
filed 2022-08-09
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, the registrant had 92,575,425 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$958,656	$731,088
Mortgage loans at fair value	5,332,383	17,473,324
Derivative assets	125,079	67,356
Investment securities at fair value, pledged	125,193	152,263
Accounts receivable, net	350,090	415,691
Mortgage servicing rights	3,736,359	3,314,952
Premises and equipment, net	153,971	151,687
Operating lease right-of-use asset, net (includes $102,454 and $104,595 with related parties)	102,533	104,828
Finance lease right-of-use asset (includes $27,900 and $28,619 with related parties)	50,179	57,024
Other assets	82,467	60,145
Total assets	$11,016,910	$22,528,358
Liabilities and equity
Warehouse lines of credit	$4,497,353	$15,954,938
Derivative liabilities	93,958	36,741
Borrowings against investment securities	118,786	118,786
Accounts payable, accrued expenses and other	780,166	1,087,411
Accrued distributions and dividends payable	159,461	9,171
Senior notes	1,982,103	1,980,112
Operating lease liability (includes $109,732 and $111,999 with related parties)	109,811	112,231
Finance lease liability (includes $28,633 and $29,087 with related parties)	51,370	57,967
Total liabilities	7,793,008	19,357,357
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of June 30, 2022	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 92,539,245 shares issued and outstanding as of June 30, 2022	9	9
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2022	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2022	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of June 30, 2022	150	150
Additional paid-in capital	669	437
Retained earnings	137,955	141,805
Non-controlling interest	3,085,119	3,028,600
Total equity	3,223,902	3,171,001
Total liabilities and equity	$11,016,910	$22,528,358

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue
Loan production income	$296,535	$479,274	$680,406	$1,553,939
Loan servicing income	179,501	145,278	378,066	269,067
Change in fair value of mortgage servicing rights	26,169	(219,104)	198,132	(278,363)
Gain on sale of mortgage servicing rights	—	10	—	4,773
Interest income	62,020	79,194	129,415	125,106
Total revenue, net	564,225	484,652	1,386,019	1,674,522
Expenses
Salaries, commissions and benefits	138,983	172,951	299,592	386,012
Direct loan production costs	25,757	15,518	52,475	28,680
Marketing, travel, and entertainment	20,625	11,330	33,462	21,825
Depreciation and amortization	11,181	8,353	22,096	15,642
General and administrative	39,909	42,116	78,232	58,894
Servicing costs	44,435	23,067	91,619	43,575
Interest expense	57,559	72,673	117,933	125,663
Other expense/(income)	9,562	(1,530)	17,064	(18,834)
Total expenses	348,011	344,478	712,473	661,457
Earnings before income taxes	216,214	140,174	673,546	1,013,065
Provision for income taxes	769	1,462	4,814	14,348
Net income	215,445	138,712	668,732	998,717
Net income attributable to non-controlling interest	207,079	130,448	638,436	942,468
Net income attributable to UWM Holdings Corporation	$8,366	$8,264	$30,296	$56,249

Earnings per share of Class A common stock (see Note 16):
Basic	$0.09	$0.08	$0.33	$0.55
Diluted	$0.09	$0.07	$0.32	$0.39
Weighted average shares outstanding:
Basic	92,533,620	102,760,823	92,374,988	102,908,906
Diluted	92,533,620	1,605,067,478	1,594,444,775	1,605,215,562

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2021	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distributions to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,381)	—	(75,381)
Dividend and distribution declared February 3, 2021 and payable April 6, 2021	—	—	—	—	—	(10,310)	(150,207)	(160,517)
Member distributions to SFS Corp. post business combination transaction	—	—	—	—	—	—	(2,913)	(2,913)
Net income subsequent to business combination transaction	—	—	—	—	—	47,985	628,264	676,249
Balance, March 31, 2021	103,104,205	$10	1,502,069,787	$150	$—	$113,078	$2,664,798	$2,778,036
Net income	—	—	—	—	—	8,264	130,448	138,712
Dividend and distribution declared June 10, 2021 and payable July 6, 2021	—	—	—	—	—	(10,237)	(150,207)	(160,444)
Member distributions to SFS Corp.	—	—	—	—	—	—	(65,504)	(65,504)
Stock-based compensation expense	5,170	—	—	—	187	—	2,147	2,334
Class A common stock repurchased	(790,599)	—	—	—	—	(403)	(5,745)	(6,148)
Re-measurement of non-controlling interest due to change in parent ownership	—	—	—	—	—	(1,305)	1,305	—
Balance, June 30, 2021	102,318,776	$10	1,502,069,787	$150	$187	$109,397	$2,577,242	$2,686,986

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2022	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	21,930	431,357	453,287
Dividend declared on February 25, 2022 and payable on April 11, 2022	—	—	—	—	—	(9,253)	—	(9,253)
Member distributions to SFS Corp.	—	—	—	—	—	—	(450,621)	(450,621)
Stock-based compensation expense	918,768	—	—	—	105	—	1,723	1,828
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(15,648)	15,648	—
Balance, March 31, 2022	92,531,073	$9	1,502,069,787	$150	$542	$138,834	$3,026,707	$3,166,242
Net income	—	—	—	—	—	8,366	207,079	215,445
Dividend declared on June 21, 2022 and payable on July 11, 2022	—	—	—	—	—	(9,254)	—	(9,254)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation expense	8,172	—	—	—	127	—	1,549	1,676
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	9	(9)	—
Balance, June 30, 2022	92,539,245	$9	1,502,069,787	$150	$669	$137,955	$3,085,119	$3,223,902

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$668,732	$998,717
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	13,739	21,661
Capitalization of mortgage servicing rights	(1,058,115)	(1,180,615)
Change in fair value of mortgage servicing rights	(198,132)	278,363
Depreciation and amortization of premises & equipment, finance lease assets and debt issuance costs	24,033	17,065
Stock-based compensation expense	3,504	2,327
Decrease in fair value of investment securities	20,845	—
Decrease in fair value of warrants liability	(6,982)	(18,834)
(Increase) decrease in:
Mortgage loans at fair value	12,140,942	(4,487,597)
Derivative assets	(57,723)	(14,366)
Other assets	80,239	(74,352)
Increase (decrease) in:
Derivative liabilities	57,217	16,314
Other liabilities	(327,598)	95,360
Net cash provided by (used in) operating activities	11,360,701	(4,345,957)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(15,362)	(32,273)
Net proceeds from sale of mortgage servicing rights	824,196	2,708
Proceeds from principal payments on investment securities	6,083	—
Margin calls on borrowings against investment securities	(12,326)	—
Net cash provided by (used in) investing activities	802,591	(29,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under warehouse lines of credit	(11,457,585)	4,307,814
Repayments of finance lease liabilities	(8,570)	(5,895)
Borrowings under equipment notes payable	—	1,078
Repayments under equipment notes payable	(493)	(25,022)
Borrowings under operating lines of credit	—	79,700
Repayments under operating lines of credit	—	(400,000)
Proceeds from issuance of senior notes	—	700,000
Discount and direct issuance costs on senior notes	—	(7,036)
Proceeds from business combination transaction	—	895,134
Costs incurred related to business combination transaction	—	(11,260)
Dividends paid	(18,425)	(10,310)
Member distributions to SFS Corp.	(450,651)	(1,318,625)
Class A common stock repurchased	—	(5,716)
Net cash (used in) provided by financing activities	(11,935,724)	4,199,862
INCREASE IN CASH AND CASH EQUIVALENTS	227,568	(175,660)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	731,088	1,223,837
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$958,656	$1,048,177
SUPPLEMENTAL INFORMATION
Cash paid for interest	$81,508	$104,515
Cash paid for taxes	—	1,699
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
UWM Holdings Corporation, through its consolidated subsidiaries (collectively, the “Company”), engages in the origination, sale and servicing of residential mortgage loans. The Company is organized in Delaware but based in Michigan, and originates and services loans throughout the U.S. The Company is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development (or “HUD”). In addition, the Company is an approved issuer with the Government National Mortgage Association (or “Ginnie Mae”), as well as an approved seller and servicer with the Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”).
The Company (f/k/a Gores Holdings IV, Inc.) was incorporated in Delaware on June 12, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 22, 2020, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, SFS Holding Corp., a Michigan corporation (“SFS Corp.”), United Wholesale Mortgage, LLC, a Michigan limited liability company (“UWM”), and UWM Holdings, LLC, a newly formed Delaware limited liability company (“Holdings LLC” and, together with UWM, the “UWM Entities”). The business combination with the UWM Entities closed on January 21, 2021.
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these condensed consolidated financial statements (see Note 10 - Non-Controlling Interests for further information).
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. As of June 30, 2022, there were 92,539,245 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged at the option of the Company, along with its stapled share of Class D common stock, for either, (a) cash or (b) one share of the Company’s Class B common stock (See Note 10 - Non-Controlling Interests). Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain stock price targets prior to January 2026. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 16 - Earnings Per Share for further information.

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
Loans Eligible for Repurchase from Ginnie Mae
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the previously sold assets are required to be re-recognized on the condensed consolidated balance sheets, regardless of the Company’s intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights (or “MSRs”). At June 30, 2022 and December 31, 2021, the Company had recorded Ginnie Mae pool loans as part of "Mortgage loans at fair value" totaling $319.0 million and $563.4 million, respectively, with related purchase liabilities equal to the gross amount of the loan recorded in "Accounts payable, accrued expenses and other" on the condensed consolidated balance sheets. At June 30, 2022 and December 31, 2021, the fair values of the Ginnie Mae pool loans were $309.6 million and $555.1 million, reflecting fair value adjustments of $9.4 million and $8.3 million, respectively.
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
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, and a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.
Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding our view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain tax positions as a component of the income tax provision. See Note 14 – Income Taxes for further information.
Tax Receivable Agreement
In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction. Subsequently, the liability is accounted for as a loss contingency, with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated, and reported as part of other expense/(income) in the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company recorded an additional liability of $3.2 million, representing 85% of the estimated tax benefits to the Company resulting from sales of MSRs during the first half of 2022. As of June 30, 2022, the total liability recorded for the Tax Receivable Agreement was approximately $17.1 million.
Related Party Transactions
The Company enters into various transactions with related parties. See Note 13 – Related Party Transactions for further information.
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
The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and subsequently (recorded within "Accounts payable, accrued expenses and other"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other (income)/expense"). During the three months ended June 30, 2022 and 2021, the Company recognized $2.8 million and $1.5 million, respectively, of other income related to the change in fair value of warrants. During the six months ended June 30, 2022 and 2021, the Company recognized $7.0 million and $18.8 million, respectively, of other income related to the change in fair value of warrants.
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the condensed consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 15 – Stock-based Compensation for further information.
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

(In thousands)	June 30, 2022	December 31, 2021
Mortgage loans, unpaid principal balance	$5,336,456	$17,194,330
Premiums paid on mortgage loans	47,004	238,963
Fair value adjustment	(51,077)	40,031
Mortgage loans at fair value	$5,332,383	$17,473,324
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 75% and 86%, as of June 30, 2022 and December 31, 2021, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge the IRLCs.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	June 30, 2022				December 31, 2021
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$67,783	$19,474	$11,136,192	(a)	$24,899	$11,138	$13,450,967	(a)
FLSCs	57,296	74,484	15,325,601		42,457	25,603	28,887,178
Total	$125,079	$93,958			$67,356	$36,741
(a)Adjusted for pullthrough rates of 75% and 86%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	June 30, 2022	December 31, 2021
Servicing fees	$95,840	$136,981
Servicing advances	80,924	135,117
Derivative settlements receivable	71,262	21,987
Investor receivables	52,635	44,192
Receivables from sale of servicing	37,786	13,503
Origination receivables	15,908	56,569
Warehouse bank receivable	1,065	8,510
Other receivables	177	127
Provision for current expected credit losses	(5,507)	(1,295)
Total Accounts Receivable, Net	$350,090	$415,691
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
The unpaid principal balance of mortgage loans serviced for others approximated $308.1 billion and $319.8 billion at June 30, 2022 and December 31, 2021, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Fair value, beginning of period	$3,514,102	$2,300,434	$3,314,952	1,760,304
Capitalization of mortgage servicing rights	412,678	581,226	1,058,115	1,180,615
MSR sales	(216,126)	—	(872,796)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions	176,456	(38,035)	567,436	159,767
Due to collection/realization of cash flows/other	(150,751)	(181,069)	(331,348)	(438,130)
Fair value, end of period	$3,736,359	$2,662,556	$3,736,359	$2,662,556

The following is a summary of the components of change in fair value of servicing rights as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Changes in fair value:
Due to changes in valuation inputs and assumptions	$176,456	$(38,035)	$567,436	$159,767
Due to collection/realization of cash flows and other	(150,751)	(181,069)	(331,348)	(438,130)
Reserves and transaction costs on sales of servicing rights	464	—	(37,956)	—
Changes in fair value of mortgage servicing rights	$26,169	$(219,104)	$198,132	$(278,363)

During the six months ended June 30, 2022, the Company sold MSRs on loans with an aggregate UPB of approximately $72.7 billion for proceeds of approximately $871.7 million. In connection with the sales of these MSRs, the Company recorded $38.0 million for its estimated obligation for protection provisions granted to the buyer and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Contractual servicing fees	$177,375	$143,947	$373,325	$266,253
Late, ancillary and other fees	2,126	1,331	4,741	2,814
Loan servicing income	$179,501	$145,278	$378,066	$269,067
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022				December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Discount rates	8.5%	—	14.5%	9.2%	9.0%	—	14.5%	9.6%
Annual prepayment speeds	8.3%	—	18.8%	9.6%	8.3%	—	45.4%	10.5%
Cost of servicing	$74	—	$103	$81	$74	—	$162	$81
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at June 30, 2022 and December 31, 2021, respectively, (in thousands):

	June 30, 2022	December 31, 2021
Discount rate:
+ 10% adverse change – effect on value	$(123,697)	$(107,992)
+ 20% adverse change – effect on value	(238,743)	(208,567)
Prepayment speeds:
+ 10% adverse change – effect on value	$(141,043)	$(138,807)
+ 20% adverse change – effect on value	(272,149)	(267,964)
Cost of servicing:
+ 10% adverse change – effect on value	$(37,489)	$(37,370)
+ 20% adverse change – effect on value	(74,977)	(74,741)
These sensitivities are hypothetical and should be used with caution. As the table demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ, and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption of the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

NOTE 6 – WAREHOUSE LINES OF CREDIT
The Company had the following warehouse lines of credit with financial institutions as of June 30, 2022 and December 31, 2021, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	June 30, 2022	December 31, 2021

Master Repurchase Agreement ("MRA") Funding:
$200 Million	3/30/2018	9/5/2022	$101,877	$197,976
$400 Million	8/21/2012	10/20/2022	222,476	372,895
$300 Million	8/19/2016	11/9/2022	226,252	280,637
$250 Million	2/26/2016	12/22/2022	193,674	192,614
$1.0 Billion	7/10/2012	1/9/2023	305,159	963,495
$2.5 Billion	12/31/2014	2/22/2023	272,092	3,349,395
$500 Million	3/7/2019	2/22/2023	124,825	1,230,017
$500 Million	4/23/2021	4/23/2023	131,439	755,539
$150 Million	2/29/2012	5/23/2023	132,095	144,534
$1.0 Billion	10/30/2020	5/25/2023	314,909	1,163,447
$3.0 Billion	5/9/2019	7/28/2023	1,844,768	4,482,245
$700 Million	7/24/2020	8/30/2023	330,900	673,471
$150 Million	9/8/2020	9/18/2023	44,533	913,247
Early Funding:
$500 Million (ASAP + - see below)		No expiration	120,496	516,889
$1.5 Billion (EF - see below)		No expiration	131,858	718,537
			$4,497,353	$15,954,938
All interest rates are variable based on a spread to the one-month LIBOR rate.
1 An aggregate of $401.0 million of these line amounts is committed as of June 30, 2022.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2022, the amount outstanding through the ASAP+ program was approximately $120.5 million and $131.9 million was outstanding under the EF program.
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
The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date but can be terminated by either party upon written notice. As of June 30, 2022, no amount was outstanding under this line.
As of June 30, 2022, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all debt covenants as of June 30, 2022.
NOTE 7 – SENIOR NOTES
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Balance at June 30, 2022	Outstanding Balance at December 31, 2021
2025 Senior unsecured notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior unsecured notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior unsecured notes(3)	06/15/2027	5.75%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $7.4 million and $8.5 million as of June 30, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $5.9 million and $6.4 million as of June 30, 2022 and December 31, 2021, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $4.6 million and $5.0 million as of June 30, 2022 and December 31, 2021, respectively.
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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of June 30, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $100.4 million and $25.4 million in UPB of loans during the three months ended June 30, 2022 and 2021, respectively, and $188.6 million and $66.9 million in UPB of loans during the six months ended June 30, 2022 and 2021, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$84,052	$69,297	$86,762	$69,542
Reserve charged to operations	5,977	11,843	13,739	21,661
Losses realized, net	(19,934)	(3,070)	(30,406)	(13,133)
Balance, end of period	$70,095	$78,070	$70,095	$78,070
Commitments to Originate Loans
As of June 30, 2022, the Company had agreed to extend credit to potential borrowers for approximately $25.3 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

NOTE 9 – VARIABLE INTEREST ENTITIES
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
Management concluded that the Company is Holdings LLC’s primary beneficiary. As the primary beneficiary, the Company consolidates the results and operations of Holdings LLC for financial reporting purposes under the variable interest entity (“VIE”) consolidation model.
The Company's relationship with Holdings LLC results in no recourse to the general credit of the Company. Holdings LLC and its consolidated subsidiaries represent the Company's sole investment. The Company shares in the income and losses of Holdings LLC in direct proportion to the Company's ownership interest. Further, the Company has no contractual requirement to provide financial support to Holdings LLC.

The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and six months ended June 30, 2022.
In 2021, UWM began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021. Changes in the fair value of these retained beneficial interests are reported as part of "Other (income)/expense" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of June 30, 2022, $123.1 million of the $125.2 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $118.8 million with remaining maturities ranging from approximately one to five months as of June 30, 2022, and interest rates based on twelve-month LIBOR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 10 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of June 30, 2022:

	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	92,539,245	5.8%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.2%
Balance at end of period	1,594,609,032	100.0%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of June 30, 2022, SFS Corp. has not exchanged any Stapled Interests.
During the six months ended June 30, 2022, the Company issued 926,940 shares of Class A common stock which primarily related to the vesting of RSUs under its stock-based compensation plan and grants to the Company's non-employee directors. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

NOTE 11 – REGULATORY NET WORTH REQUIREMENTS
Certain secondary market agencies and state regulators require UWM to maintain minimum net worth and capital requirements to remain in good standing with the agencies. Noncompliance with an agency’s requirements can result in such agency taking various remedial actions up to and including terminating UWM’s ability to sell loans to and service loans on behalf of the respective agency.

UWM is required to maintain a minimum net worth, minimum capital ratio and minimum liquidity requirements established by HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of June 30, 2022, the most restrictive of these requirements require UWM to maintain a minimum net worth of $772.7 million, liquidity of $100.1 million and a minimum capital ratio of 6%. At June 30, 2022, UWM was in compliance with these requirements.

NOTE 12 – FAIR VALUE MEASUREMENTS
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021.

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

FLSCs: The Company enters into forward loan sales commitments to sell certain mortgage loans which are recorded at fair value based on valuation models. The Company’s expectation of the amount of its interest rate lock commitments that will ultimately close is a factor in determining the position. The valuation models utilize the fair value of related mortgage loans determined using observable market data, and therefore, the fair value measurements of these commitments are categorized as Level 2.

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

	June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,332,383	$—	$5,332,383
IRLCs	—	—	67,783	67,783
FLSCs	—	57,296	—	57,296
Investment securities at fair value, pledged	—	125,193	—	125,193
Mortgage servicing rights	—	—	3,736,359	3,736,359
Total assets	$—	$5,514,872	$3,804,142	$9,319,013
Liabilities:
IRLCs	$—	$—	$19,474	$19,474
FLSCs	—	74,484	—	74,484
Public and Private Warrants	1,911	563	—	2,474
Total liabilities	$1,911	$75,047	$19,474	$96,432

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$17,473,324	$—	$17,473,324
IRLCs	—	—	24,899	24,899
FLSCs	—	42,457	—	42,457
Investment securities at fair value, pledged	—	152,263	—	152,263
Mortgage servicing rights	—	—	3,314,952	3,314,952
Total assets	$—	$17,668,044	$3,339,851	$21,007,895
Liabilities:
IRLCs	$—	$—	$11,138	$11,138
FLSCs	—	25,603	—	25,603
Public and Private Warrants	6,286	3,170	—	9,456
Total liabilities	$6,286	$28,773	$11,138	$46,197
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	June 30, 2022	December 31, 2021
Pullthrough rate (weighted avg)	75%	86%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and six months ended June 30, 2022.
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

Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$792,608	$690,272	$791,513	$820,232
2029 Senior Notes, due 4/15/29	694,058	531,524	693,623	686,623
2027 Senior Notes, due 6/15/27	495,436	403,695	494,976	500,860
	$1,982,102	$1,625,491	$1,980,112	$2,007,715
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information in inactive markets.
Due to their nature and respective terms (including the variable interest rates on warehouse and operating lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and operating lines of credit approximate their fair value as of June 30, 2022 and December 31, 2021, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS
The Company has engaged in the following significant related party transactions in the three and six months ended June 30, 2022 and 2021:
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
•Home appraisal contracting and review services are provided by home appraisal management companies, one of which was partially owned by the Company’s CEO (prior to March 31, 2021). An executive of the Company and a member of the Company's board of directors was also on the board of directors of this home appraisal management company prior to March 31, 2021, the second of which is owned by the CEO's brother who is also a member of the Company's board of directors. Each agreement with the home appraisal management companies is for an initial twelve-month term which automatically renews for successive twelve month periods unless sooner terminated by the Company upon prior notice. Additionally, each such agreement is on substantially similar terms and conditions, including with regard to pricing, as the Company's other agreements for such services.
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company.
For the three months ended June 30, 2022 and 2021, the Company made payments of approximately $9.9 million and $4.3 million, respectively, to various companies related through common ownership. Such payments were comprised of, (i) with respect to the three months ended June 30, 2022 approximately $9.7 million in rent and other occupancy related fees and $0.2 million in legal fees, and (ii) with respect to the three months ended June 30, 2021, approximately $3.7 million in rent and other occupancy related fees, $0.2 million in legal fees, and $0.4 million in other general and administrative expenses.
For the six months ended June 30, 2022 and 2021, the Company made payments of approximately $15.5 million and $8.5 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the six months ended June 30, 2022, approximately $15.0 million in rent and other occupancy related fees, $0.3 million in legal fees, and $0.2 million in other general and administrative expenses and (ii) with respect to the six months ended June 30, 2021, approximately $7.6 million in rent and other occupancy related fees, $0.3 million in legal fees, $0.1 million in direct origination costs and $0.4 million in other general and administrative expenses.

NOTE 14 – INCOME TAXES
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure, under which the net income attributable to the non-controlling interest is not subject to tax.
Following the closing of the Business Combination Agreement, UWM is treated as single member LLC owned by Holdings LLC. As a single member LLC, all taxable income or loss generated by UWM will pass through and be included in the income or loss of Holdings LLC. Holdings LLC is treated as a partnership for federal and most state and local income tax jurisdictions. Due to its partnership tax treatment, Holdings LLC is not subject to U.S. federal or most state and local incomes taxes. Any taxable income or loss generated by Holdings LLC after the Company’s acquisition of its portion of Holdings LLC is passed through and included in the taxable income or loss of its members, including the Company. The Company is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its attributable share of any taxable income of Holdings LLC. Pursuant to the Holdings LLC Second Amended & Restated Limited Liability Company Agreement, Holdings LLC will generally be required to make pro-rata distributions in cash to the Company and to SFS Corp. in amounts sufficient to cover the expected taxes resulting from their allocable share of the taxable income of Holdings LLC.
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
For the three months ended June 30, 2022 and 2021, the Company’s effective tax rate was 0.36% and 1.04%, respectively. For the six months ended June 30, 2022 and 2021, the Company’s effective tax rate was 0.71% and 1.42%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not that a tax position will be sustained upon examination. As of June 30, 2022, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the three and six months ended June 30, 2022 or 2021. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws. Both 2019 and 2020 remain open under applicable statute of limitations with relevant taxing authorities.

NOTE 15 – STOCK-BASED COMPENSATION
Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards. The Company's Compensation Committee approved, effective April 2, 2021, the issuance of 3.2 million restricted stock units to the Company's team members. These restricted stock units had an aggregate grant date fair value of approximately $25.2 million. The restricted stock units vest over three years, 33% on each of February 1, 2022 and 2023 and 34% on February 1, 2024. In addition, the Company granted shares to non-employee directors during second quarters of both 2021 and 2022 that were fully vested upon grant.
The following is a summary of RSU activity for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	1,826,136	$7.75	2,812,320	$7.75
Granted	7,508	4.13	7,508	4.13
Vested	(8,172)	4.42	(926,940)	7.72
Forfeited	(79,796)	7.75	(147,212)	7.75
Unvested - end of period	1,745,676		1,745,676
The following is a summary of RSU activity for the three and six months ended June 30, 2021:

	For the three and six months ended June 30, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	—	$—
Granted	3,193,420	7.75
Vested	(5,170)	7.75
Forfeited	(112,005)	7.75
Unvested-end of period	3,076,245
Stock-based compensation expense recognized for the three months ended June 30, 2022 and 2021 was $1.7 million and $2.3 million, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2022 was $3.5 million. As of June 30, 2022, there was $10.8 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 16 – EARNINGS PER SHARE
As of June 30, 2022, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income attributable to UWM Holdings Corporation by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 10, Non-Controlling Interests for a description of the Stapled Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
Earnings per share for the six months ended June 30, 2021 is based on earnings for the period from January 21, 2021 to June 30, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of June 30, 2022 or June 30, 2021.
The following table sets forth the calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2022 and 2021 (in thousands, except shares and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income	$215,445	$138,712	$668,732	$998,717
Net income attributable to non-controlling interests	207,079	130,448	638,436	942,468
Net income attributable to UWMC	8,366	8,264	30,296	56,249
Numerator:
Net income attributable to Class A common shareholders	$8,366	$8,264	$30,296	$56,249
Net income attributable to Class A common shareholders - diluted	$8,366	$106,824	$515,712	$630,992
Denominator:
Weighted average shares of Class A common stock outstanding - basic	92,533,620	102,760,823	92,374,988	102,908,906
Weighted average shares of Class A common stock outstanding - diluted	92,533,620	1,605,067,478	1,594,444,775	1,605,215,562
Earnings per share of Class A common stock outstanding - basic	$0.09	$0.08	$0.33	$0.55
Earnings per share of Class A common stock outstanding - diluted	$0.09	$0.07	$0.32	$0.39
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the three months ended June 30, 2022 and dilutive for the six months ended June 30, 2022. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three or six months ended June 30, 2022 or 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three and six months ended June 30, 2022 and 2021 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company entered into agreements to sell MSRs with an aggregate UPB of approximately $28.5 billion for proceeds of approximately $359.0 million.
Subsequent to June 30, 2022, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on October 10, 2022 to stockholders of record at the close of business on September 20, 2022. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on October 10, 2022.
On August 8, 2022, UWM entered into the Revolving Credit Agreement, (the “Revolving Credit Agreement”), between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility has an initial maturity date of August 8, 2023. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The covenants include restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the Revolving Credit Agreement) does not exceed 2.0 to 1.0,

(2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on March 1, 2022. Unless otherwise indicated or the context otherwise requires, when used in this Form 10-Q, the term “UWM” means United Wholesale Mortgage, LLC and “the Company,” “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

Business Overview

We are the second largest direct residential mortgage lender and the largest wholesale mortgage lender in the U.S., originating mortgage loans exclusively through the wholesale channel. With approximately 7,000 team members as of June 30, 2022 and a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last seven years, including the year ended December 31, 2021, we have been the largest wholesale mortgage lender in the U.S. by closed loan volume, with approximately 35% market share of the wholesale channel for the three months ended March 31, 2022 (based on the most recent data released by Inside Mortgage Finance).

Our mortgage origination business derives revenue from originating, processing and underwriting primarily Government-sponsored enterprises ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. During the second quarter of 2021, we began selling pools of originated mortgage loans through private label securitization transactions. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage advisor, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Our unique model, focusing exclusively on the wholesale channel, results in what we believe to be complete alignment with our clients and superior customer service arising from our investments in people and technology that has driven demand for our services from our clients.

New Accounting Pronouncements Not Yet Effective

See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company's condensed consolidated financial statements.

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

Components of operating expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, general and administrative (including professional services, occupancy and equipment), interest expense, and other expense/(income) (primarily related to the decrease or increase, respectively, in the fair value of the liability for the Public and Private Warrants, the decrease or increase, respectively, in the Tax Receivable Agreement liability, and the increase or decrease, respectively, in the fair value of retained investment securities).

Three and Six Months Ended June 30, 2022 and 2021 Summary

For the three months ended June 30, 2022, we originated $29.9 billion in residential mortgage loans, which was a decrease of $29.3 billion, or 50%, from the three months ended June 30, 2021. We generated $215.4 million of net income during the three months ended June 30, 2022, which was an increase of $76.7 million, or 55.3%, compared to net income of $138.7 million for the three months ended June 30, 2021. Adjusted EBITDA for the three months ended June 30, 2022 was $95.0 million as compared to $209.7 million for the three months ended June 30, 2021. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the six months ended June 30, 2022, we originated $68.7 billion in residential mortgage loans, which was a decrease of $39.6 billion, or 37%, from the six months ended June 30, 2021. We generated $668.7 million of net income during the six months ended June 30, 2022, which was a decrease of $330.0 million, or 33.0%, compared to net income of $998.7 million for the six months ended June 30, 2021. Adjusted EBITDA for the six months ended June 30, 2022 was $223.4 million as compared to $921.1 million for the six months ended June 30, 2021. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

Non-GAAP Financial Measures

To provide investors with information in addition to our results as determined by U.S. GAAP, we disclose Adjusted EBITDA as a non-GAAP measure, which our management believes provides useful information on our performance to investors. This measure is not a measurement of our financial performance under U.S. GAAP, and it may not be comparable to a similarly titled measure reported by other companies. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as an alternative to revenue, net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

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

We use Adjusted EBITDA to evaluate our operating performance, and it is one of the measures used by our management for planning and forecasting future periods. We believe the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by our management and may make it easier to compare our results with other companies that have different financing and capital structures.

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income	$215,445	$138,712	$668,732	$998,717
Interest expense on non-funding debt	29,692	22,292	59,250	38,635
Provision for income taxes	769	1,462	4,814	14,348
Depreciation and amortization	11,181	8,353	22,096	15,642
Stock-based compensation expense	1,676	2,327	3,504	2,327
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(176,456)	38,035	(567,436)	(159,767)
Deferred compensation, net(2)	3,125	—	15,377	30,000
Change in fair value of Public and Private Warrants (3)	(2,850)	(1,530)	(6,982)	(18,834)
Change in Tax Receivable Agreement liability (4)	2,500	—	3,200	—
Change in fair value of investment securities (5)	9,912	—	20,846	—
Adjusted EBITDA	$94,994	$209,651	$223,401	$921,068

(1)Reflects the change ((increase)/decrease) in fair value due to changes in valuation inputs or assumptions, including discount rates and prepayment speed assumptions, primarily due to changes in market interest rates. Refer to Note 5 - Mortgage Servicing Rights to the condensed consolidated financial statements.
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
(5)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2022	2021	2022	2021
Revenue
Loan production income	$296,535	$479,274	$680,406	$1,553,939
Loan servicing income	179,501	145,278	378,066	269,067
Change in fair value of mortgage servicing rights	26,169	(219,104)	198,132	(278,363)
Gain on sale of mortgage servicing rights	—	10	—	4,773
Interest income	62,020	79,194	129,415	125,106
Total revenue, net	564,225	484,652	1,386,019	1,674,522
Expenses
Salaries, commissions and benefits	138,983	172,951	299,592	386,012
Direct loan production costs	25,757	15,518	52,475	28,680
Marketing, travel, and entertainment	20,625	11,330	33,462	21,825
Depreciation and amortization	11,181	8,353	22,096	15,642
General and administrative	39,909	42,116	78,232	58,894
Servicing costs	44,435	23,067	91,619	43,575
Interest expense	57,559	72,673	117,933	125,663
Other expense/(income)	9,562	(1,530)	17,064	(18,834)
Total expenses	348,011	344,478	712,473	661,457
Earnings before income taxes	216,214	140,174	673,546	1,013,065
Provision for income taxes	769	1,462	4,814	14,348
Net income	215,445	138,712	668,732	998,717
Net income attributable to non-controlling interest	207,079	130,448	638,436	942,468
Net income attributable to UWM Holdings Corporation	$8,366	$8,264	$30,296	$56,249

Loan production income

The table below provides details of the characteristics of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2022	2021	2022	2021
Loan origination volume by type
Conventional conforming	$19,780,243	$47,582,473	$48,162,227	$91,516,744
FHA/VA/USDA	7,553,455	5,739,370	15,235,401	10,880,628
Non-agency	2,548,111	5,888,904	5,296,510	5,907,614
Total loan origination volume	$29,881,809	$59,210,747	$68,694,138	$108,304,986
Portfolio metrics
Average loan amount	$377	$353	$369	$335
Weighted average loan-to-value ratio	80.06%	71.78%	77.24%	70.87%
Weighted average credit score	737	752	740	754
Weighted average note rate	4.83%	2.98%	4.05%	2.87%
Percentage of loans sold
To GSEs	92%	87%	93%	93%
To other counterparties	8%	13%	7%	7%
Servicing-retained	95%	100%	97%	100%
Servicing-released	5%	—%	3%	—%

The components of loan production income for the periods presented were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2022	2021
Primary gain (loss)	$(173,691)	$(211,694)	$38,003	(18.0)%
Loan origination fees	63,525	121,585	(58,060)	(47.8)%
Provision for representation and warranty obligations	(5,977)	(11,843)	5,866	(49.5)%
Capitalization of MSRs	412,678	581,226	(168,548)	(29.0)%
Loan production income	$296,535	$479,274	$(182,739)	(38.1)%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2022	2021
Primary gain (loss)	$(513,659)	$160,991	$(674,650)	(419.1)%
Loan origination fees	149,689	233,994	(84,305)	(36.0)%
Provision for representation and warranty obligations	(13,739)	(21,661)	7,922	(36.6)%
Capitalization of MSRs	1,058,115	1,180,615	(122,500)	(10.4)%
Loan production income	$680,406	$1,553,939	$(873,533)	(56.2)%

Loan production income was $296.5 million for the three months ended June 30, 2022, a decrease of $182.7 million, or 38.1%, as compared to $479.3 million for the three months ended June 30, 2021. The decrease in loan production income was primarily driven by a decrease in loan production volume, offset partially by an increase in gain margin. Loan production volume decreased $29.3 billion, or 50%, from $59.2 billion to $29.9 billion during the three months ended June 30, 2022, as compared to the same period in 2021. The decline in loan production volume was primarily driven by a rising interest rate environment during the period as well as increased marketplace competition. Gain margin increased by 18 basis points, from 81 basis points for the three months ended June 30, 2021 to 99 basis points for the same period in 2022. The increase in gain margin was due, in part, to a slight increase in the primary/secondary mortgage interest rate spread, and higher MSR capitalization rates resulting from the rising interest rate environment.

Loan production income was $680.4 million for the six months ended June 30, 2022, a decrease of $873.5 million, or 56.2%, as compared to $1.55 billion for the six months ended June 30, 2021. The decrease in loan production income was primarily driven by a decrease in loan production volume, along with a decrease of 44 basis points in gain margin, from 143 basis points for the six months ended June 30, 2021 to 99 basis points for the same period in 2022. Loan production volume decreased $39.6 billion, or 37%, from $108.3 billion to $68.7 billion during the six months ended June 30, 2022, as compared to the same period in 2021. The decline in loan production volume from the prior year period was due to the same reasons mentioned in the three months analysis. The decrease in gain margin was due to a decline in the primary/secondary mortgage interest rate spread, as well as increased marketplace competition, partially offset by higher MSR capitalization rates resulting from the rising interest rate environment.

Loan servicing income
The table below summarizes loan servicing income for each of the periods presented:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2022	2021
Contractual servicing fees	$177,375	$143,947	$33,428	23.2%
Late, ancillary and other fees	2,126	1,331	795	59.7%
Loan servicing income	$179,501	$145,278	$34,223	23.6%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2022	2021
Contractual servicing fees	$373,325	$266,253	$107,072	40.2%
Late, ancillary and other fees	4,741	2,814	1,927	68.5%
Loan servicing income	$378,066	$269,067	$108,999	40.5%

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2022	2021	2022	2021
Average UPB of loans serviced	$301,939,370	$238,976,884	$310,612,659	$221,709,217
Average number of loans serviced	940,716	774,055	970,580	717,008

Loan servicing income was $179.5 million for the three months ended June 30, 2022, an increase of $34.2 million, or 23.6%, as compared to $145.3 million for the three months ended June 30, 2021. The increase in loan servicing income during the three months ended June 30, 2022 was primarily driven by the increased average servicing portfolio.

Loan servicing income was $378.1 million for the six months ended June 30, 2022, an increase of $109.0 million, or 40.5%, as compared to $269.1 million for the six months ended June 30, 2021. The increase in loan servicing income during the six months ended June 30, 2022 was primarily driven by the increased average servicing portfolio.

For the periods presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
UPB of loans serviced	308,093,311	319,807,457
Number of loans serviced	958,310	1,017,027
MSR portfolio delinquency count (60+ days) as % of total	0.69%	0.81%
Weighted average note rate	3.19%	2.94%
Weighted average service fee	0.2664%	0.2624%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net increase of $26.2 million for the three months ended June 30, 2022 as compared with a net decrease of $219.1 million for the three months ended June 30, 2021. The change in fair value for the three months ended June 30, 2022 was primarily attributable to an increase of approximately $176.5 million due to changes in valuation inputs/assumptions, mainly as a result of higher interest rates, partially offset by a decline in fair value of approximately $150.8 million due to realization of cash flows and decay (including loans paid in full). The decline in fair value for the three months ended June 30, 2021 of $219.1 million was attributable to declines of approximately $181.1 million due to realization of cash flows and decay (including loans paid in full), and approximately $38.0 million due to changes in valuation inputs/assumptions.

The change in fair value of MSRs was a net increase of $198.1 million for the six months ended June 30, 2022 as compared with a net decrease of $278.4 million for the six months ended June 30, 2021. The change in fair value for the six months ended June 30, 2022 was primarily attributable to an increase of approximately $567.4 million due to changes in valuation inputs/assumptions, mainly as a result of higher interest rates, partially offset by a decline in fair value of approximately $331.3 million due to realization of cash flows and decay and approximately $38.4 million of reserves and transaction costs for bulk MSR sales. The net decrease in fair value for the six months ended June 30, 2021 of approximately $278.4 million, was attributable to declines of approximately $438.1 million due to realization of cash flows and decay (including loans paid in full), offset by an increase of approximately $159.8 million resulting from changes in valuation inputs/assumptions, such as changes in interest rates.
Interest income

Interest income was $62.0 million for the three months ended June 30, 2022, a decrease of $17.2 million, or 21.7%, as compared to $79.2 million for the three months ended June 30, 2021. This decrease was primarily driven by decreases in the average balances of mortgage loans at fair value, partially offset by increased interest rates year over year.

Interest income was $129.4 million for the six months ended June 30, 2022, an increase of $4.3 million, or 3%, as compared to $125.1 million for the six months ended June 30, 2021. This increase was primarily driven by increases in interest rates year over year, partially offset by the decrease in average balances of mortgage loans at fair value.

Expenses

Expenses for the periods presented were as follows:

	For the three months ended June 30,		Change $	Change %
	2022	2021
Salaries, commissions and benefits	$138,983	$172,951	$(33,968)	(19.6)%
Direct loan production costs	25,757	15,518	10,239	66.0%
Marketing, travel, and entertainment	20,625	11,330	9,295	82.0%
Depreciation and amortization	11,181	8,353	2,828	33.9%
General and administrative	39,909	42,116	(2,207)	(5.2)%
Servicing costs	44,435	23,067	21,368	92.6%
Interest expense	57,559	72,673	(15,114)	(20.8)%
Other (income)/expense	9,562	(1,530)	11,092	(725.0)%
Total expenses	$348,011	$344,478	$3,533	1.0%

	For the six months ended June 30,		Change $	Change %
	2022	2021
Salaries, commissions and benefits	$299,592	$386,012	$(86,420)	(22.4)%
Direct loan production costs	52,475	28,680	23,795	83.0%
Marketing, travel, and entertainment	33,462	21,825	11,637	53.3%
Depreciation and amortization	22,096	15,642	6,454	41.3%
General and administrative	78,232	58,894	19,338	32.8%
Servicing costs	91,619	43,575	48,044	110.3%
Interest expense	117,933	125,663	(7,730)	(6.2)%
Other (income)/expense	17,064	(18,834)	35,898	(190.6)%
Total expenses	$712,473	$661,457	$51,016	7.7%

Total expenses

Total expenses were $348.0 million for the three months ended June 30, 2022, an increase of $3.5 million, or 1.0%, as compared to $344.5 million for the three months ended June 30, 2021. The increase was primarily due to an increase in servicing costs of $21.4 million, resulting from the increase in the average servicing portfolio and additional loss mitigation expenses. Other (income)/expense increased $11.1 million, primarily due to a decline in the fair value of investment securities retained from the private label securitization transactions executed during the second half of 2021. Direct loan production costs increased $10.2 million, primarily due to a change in presentation whereby certain loan origination fees are being presented on a gross basis (within loan production income and direct loan production costs) beginning in the fourth quarter of 2021. Marketing, travel and entertainment expenses increased $9.3 million, due to increased broker promotions, advertising and brand marketing costs. These increases were partially offset by a decrease in salaries, commissions and benefits of $34.0 million, or 19.6%, resulting from decreases in incentive compensation (primarily bonuses and commissions), attributable to decreased loan production and a decrease in average headcount arising from normal attrition. Interest expense decreased $15.1 million primarily due to the lower interest expense on warehouse borrowings from decreased loan production and loans at fair value, partially offset by increases in interest expense on the $500.0 million of 2027 Senior Notes issued in November 2021.

Total expenses were $712.5 million for the six months ended June 30, 2022, an increase of $51.0 million, or 7.7%, as compared to $661.5 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase in servicing costs of $48.0 million due to the same reasons mentioned above. Other (income)/expense increased $35.9 million, primarily due to decline in fair value of retained investment securities and a smaller decline in the fair value of the Public and Private Warrants. General and administrative expenses increased $19.3 million, primarily as a result of a reduction of a contingency reserve which was recorded in the six months ended June 30, 2021. Direct loan production costs increased $23.8 million due primarily to the same reasons mentioned above. Marketing, travel and entertainment expenses increased $11.6 million for the same reasons mentioned above. These increases in expenses were partially offset by a decrease in salaries, commissions and benefits of $86.4 million, or 22.4%, primarily attributable to the same reasons mentioned in the above analysis, and a decrease in interest expense of $7.7 million due to the lower interest expense on warehouse borrowings from decreased loan production and loans at fair value.

Income Taxes

We recorded a $0.8 million provision for income taxes during the three months ended June 30, 2022 compared to a provision for income taxes of $1.5 million for the three months ended June 30, 2021. We recorded a $4.8 million provision for income taxes during the six months ended June 30, 2022, compared to a provision for income taxes of $14.3 million for the six months ended June 30, 2021. The decreases in income tax provision year-over-year were primarily due to the decreases in pre-tax income attributable to the Company.

Net income

Net income was $215.4 million for the three months ended June 30, 2022, an increase of $76.7 million or 55.3%, as compared to $138.7 million for the three months ended June 30, 2021. The increase in net income was primarily the result of the increase in total revenue, net of $79.6 million, partially offset by a net increase in total expenses (including income taxes) of $2.8 million, as further described above.

Net income was $668.7 million for the six months ended June 30, 2022, a decrease of $330.0 million or 33.0%, as compared to $998.7 million for the six months ended June 30, 2021. The decrease in net income was primarily the result of a decrease in total revenue, net of $288.5 million, and a net increase in total expenses (including income taxes) of $41.5 million, as further described above.

Net income attributable to the Company of $8.4 million and $30.3 million for the three and six months ended June 30, 2022, respectively, and net income attributable to the Company of $8.3 million for the three months ended June 30, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these respective periods. Net income attributable to the Company of $56.2 million for the six months ended June 30, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for the period from January 21, 2021 through June 30, 2021.

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

Historically, our primary uses of funds have included:
•origination of loans;
•retention of MSRs from our loan sales;
•payment of interest expense;
•payment of operating expenses; and
•dividends on, and repurchases of, our Class A common stock and distributions to SFS Corp.

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

We continually evaluate our capital structure and capital resources to optimize our leverage and profitability and take advantage of market opportunities. As part of such evaluation, we regularly review our levels of indebtedness and available equity, our strategic investments, including technology and growth of the wholesale channel, the availability or desirability of growth through the acquisition of other companies or other mortgage portfolios, the repurchase or redemption of our outstanding indebtedness, or repurchases of our common stock or common stock derivatives.

Loan Funding Facilities

    Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on one-month LIBOR plus a spread. During the first half of 2022, nine of our warehouse facility agreements were amended to change the reference interest rate from LIBOR to variants of SOFR due to the pending discontinuation of LIBOR. We expect the remaining warehouse facilities to transition from LIBOR to a different reference interest rate at some point in 2022 due to the pending discontinuation of LIBOR.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls from a majority of our warehouse lenders. When considering the full fair value of the loans, the required decline is even more significant. Typically, we do not receive margin calls on a majority of our warehouse lines. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of June 30, 2022, there were no outstanding exchanges of collateral.

The amount owed and outstanding on our warehouse facilities fluctuates based on our origination volume, the amount of time it takes us to sell the loans we originate, our cash on hand, and our ability to obtain additional financing. From time to time, we will increase or decrease the size of the lines to reflect anticipated increases or decreases in volume, strategies regarding the timing of sales of mortgages to the GSEs or secondary markets and costs associated with not utilizing the lines. We reserve the right to arrange for the early payment of outstanding loans and advances from time to time. As of June 30, 2022, the self-warehouse amount was $221.8 million. As we accumulate loans, a significant portion of our total warehouse facilities may be utilized to fund loans.

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of June 30, 2022:

Facility Type	Collateral	Line Amount as of June 30, 2022[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2022 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$200 Million	3/30/2018	9/5/2022	$101,877
Master Repurchase Agreement	Mortgage Loans	$400 Million	8/21/2012	10/20/2022	222,476
Master Repurchase Agreement	Mortgage Loans	$300 Million	8/19/2016	11/9/2022	226,252
Master Repurchase Agreement	Mortgage Loans	$250 Million	2/26/2016	12/22/2022	193,674
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/9/2023	305,159
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion	12/31/2014	2/22/2023	272,092
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/7/2019	2/22/2023	124,825
Master Repurchase Agreement	Mortgage Loans	$500 Million	4/23/2021	4/23/2023	131,439
Master Repurchase Agreement	Mortgage Loans	$150 Million	2/29/2012	5/23/2023	132,095
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	10/30/2020	5/25/2023	314,909
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	7/28/2023	1,844,768
Master Repurchase Agreement	Mortgage Loans	$700 Million	7/24/2020	8/30/2023	330,900
Master Repurchase Agreement	Mortgage Loans	$150 Million	9/8/2020	9/18/2023	44,533
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million (ASAP+ - see below)		No expiration	120,496
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion (EF - see below)		No expiration	131,858
					$4,497,353
1 An aggregate of $401.0 million of these line amounts is committed as of June 30, 2022.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2022, the amount outstanding through the ASAP+ program was approximately $120.5 million and $131.9 million was outstanding under the EF program.

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

The gestation line has a transaction limit of $150.0 million, and it is an evergreen agreement with no stated termination or expiration date that can be terminated by either party upon written notice. As of June 30, 2022, no amount was outstanding under this line.

Covenants

Our warehouse facilities also generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of June 30, 2022.

Other Financing Facilities

Senior Notes

On November 3, 2020, our consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year, beginning on May 15, 2021. We used approximately $500.0 million of the net proceeds from the offering of 2025 Senior Notes for general corporate purposes to fund future growth and distributed the remainder to SFS Corp. for tax distributions.

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

On April 7, 2021, our consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2029 Senior Notes is due semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. We used a portion of the proceeds from the issuance of the 2029 Senior Notes to pay off and terminate the $400.0 million line of credit, effective April 20, 2021, and the remainder for general corporate purposes.

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

On November 22, 2021, our consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year, beginning on June 15, 2022. We used the proceeds from the issuance of the 2027 Senior Notes for general corporate purposes.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of June 30, 2022.

Revolving Credit Facility

On August 8, 2022, UWM entered into the Revolving Credit Agreement, (the “Revolving Credit Agreement”), between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility has an initial maturity date of August 8, 2023. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The covenants include restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the Revolving Credit Agreement) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness.

Borrowings Against Investment Securities

In 2021, the Company's consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. The Company entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of June 30, 2022, we had $118.8 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to five months as of June 30, 2022, and interest rates based on twelve-month LIBOR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 80% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of June 30, 2022, the Company had delivered $12.3 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of June 30, 2022, our finance lease liabilities were $51.4 million, $28.6 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately three months to fourteen years.

Cash flow data for the six months ended June 30, 2022 and 2021

	For the six months ended June 30,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$11,360,701	$(4,345,957)
Net cash provided by (used in) investing activities	802,591	(29,565)
Net cash (used in) provided by financing activities	(11,935,724)	4,199,862
Net increase in cash and cash equivalents	$227,568	$(175,660)
Cash and cash equivalents at the end of the period	958,656	1,048,177

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $11.36 billion for the six months ended June 30, 2022 compared to net cash used in operating activities of $4.35 billion for the same period in 2021. The increase in cash flows from operating activities was primarily driven by the decrease in mortgage loans at fair value for the six months ended June 30, 2022, as compared to the increase in mortgage loans and fair value for the six months ended June 30, 2021, partially offset by a decrease in net income in for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, adjusted for non-cash items. The early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions materially increased mortgage loans at fair value as of December 31, 2021, which were sold in early January 2022, returning the mortgage loans at fair value balance to a more normalized level as of June 30, 2022.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $802.6 million for the six months ended June 30, 2022 compared to $29.6 million of net cash used in investing activities for the same period in 2021. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $11.94 billion for the six months ended June 30, 2022 compared to cash provided by financing activities of $4.20 billion for the same period in 2021. The change year over year was primarily driven by a net decrease in borrowings under the warehouse lines of credit for the six months ended June 30, 2022, driven by the decrease in loans at fair value, as compared to a net increase in borrowings under the warehouse lines of credit for the six months ended June 30, 2021 due to the increase in loans at fair value. The six months ended June 30, 2021 also included the impacts of the business combination transaction (net proceeds and distributions to SFS Corp.), proceeds from the issuance of the 2029 Senior Notes and the repayment of the secured line of credit.

The early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions materially increased the warehouse line of credit balances as of December 31, 2021, which were paid down in early January 2022 in connection with the sale of the mortgage loans, returning these balances to more normalized levels as of June 30, 2022.

Contractual Obligations

Cash requirements from contractual and other obligations

As of June 30, 2022, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, and payments under our financing and operating lease agreements. There have been no material changes in the cash requirements from known contractual and other obligations since December 31, 2021.
During the second quarter of 2022, the Board declared a dividend of $0.10 per share of Class A Common Stock for an aggregate of $9.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to the Class B Units of Holdings LLC. The dividend and the distribution were paid on July 11, 2022.
The sources of funds needed to satisfy these cash requirements include cash flows from operations and investing activities, including cash flows from sales of MSRs, sale or securitization of loans into the secondary market, loan origination fees, servicing fee income, and interest income on mortgage loans.
Repurchase and indemnification obligations

Loans sold to investors which we believe met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on our assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. See Note 8 - Commitments and Contingencies to the condensed consolidated financial statements for further information.

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

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Interest rate lock commitments—fixed rate (a)	$11,026,179	$13,402,401
Interest rate lock commitments—variable rate (a)	110,013	48,566
Commitments to sell loans	1,535,817	3,130,203
Forward commitments to sell mortgage-backed securities	13,789,784	25,756,975
(a)Adjusted for pullthrough rates of 75% and 86%, respectively.
As of June 30, 2022, we had sold $1.6 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in July 2022.

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

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs resulting in expected decreases in cash flows. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that servicing provides a natural hedge to our origination business. We do not specifically hedge MSRs but manage the economic risk through partially offsetting impact of servicing and mortgaging originations.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used June 30, 2022 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of June 30, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	June 30, 2022
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$44,979	$(47,283)
MSRs	(77,201)	71,395
IRLCs	79,942	(92,513)
Total change in assets	$47,720	$(68,401)
Increase (decrease) in liabilities
FLSCs	$(131,432)	$138,645
Total change in liabilities	$(131,432)	$138,645

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and six months ended June 30, 2022, our originated loans had a weighted average loan to value ratio of 80.06% and 77.24%, and a weighted average FICO score of 737 and 740, respectively. For the three and six months ended June 30, 2021, our originated loans had a weighted average loan to value ratio of 71.78% and 70.87%, and a weighted average FICO score of 752 and 754, respectively.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three and six months ended June 30, 2022 or June 30, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with independent mortgage brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, treble damages, attorneys’ fees and injunctive relief. Our renewed motion to dismiss this action was filed on September 7, 2021. On July 27, 2022, the magistrate judge assigned to consider our motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice, and that plaintiff be given fourteen days to file a second amended complaint if it so chooses.

On July 27, 2021, a complaint was filed against UWM in the U.S. District Court for the Eastern District of Michigan by a former employee of UWM. The complaint alleges that the former employee and similarly situated employees were required to work beyond a forty-hour work week and were not paid overtime in violation of the Fair Labor Standards Act. The former employee sought class certification and monetary damages for unpaid overtime wages, interest, liquidated damages, attorneys’ fees and costs. The parties entered into an agreement to settle all claims which was approved by the court on May 6, 2022. The amount of the settlement, which was immaterial, was previously reserved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program
On May 9, 2021, the Company's Board of Directors authorized a share repurchase program of up to $300.0 million in aggregate value of the Company’s Class A common stock effective May 11, 2021. The share repurchase program authorizes the Company to repurchase shares of the Company’s Class A common stock from time to time, in the open market or through privately negotiated transactions, at management's discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. The program will expire on May 11, 2023 unless otherwise modified or terminated by the Company's Board of Directors at any time in the Company's sole discretion.
There were no repurchases of the Company’s shares of its outstanding Class A common stock during the three and six months ended June 30, 2022. As of June 30, 2022, the remaining amount authorized under the share repurchase program was $218.4 million.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.
On August 8, 2022, UWM entered into the Revolving Credit Agreement, (the “Revolving Credit Agreement”), between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility has

an initial maturity date of August 8, 2023. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.
The term of the Revolving Credit Facility shall automatically extend for an additional one year, unless notice for termination is provided by us or the Lender at least 60 days prior to the applicable Maturity Date (as defined in the Revolving Credit Agreement). Additionally, either we or the Lender may terminate all or any portion of the unutilized commitment under the Revolving Credit Facility upon 30 days prior notice, provided that any Revolving Loans outstanding upon the termination of Revolving Credit Facility shall mature on the Maturity Date.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The covenants include restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the Revolving Credit Agreement) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness.
UWM is a wholly owned subsidiary of UWM Holdings, LLC. SFS Corp. currently holds approximately 94% of the Class B Common Units in UWM Holdings, LLC and controls approximately 79% of the combined voting power of our common stock. Mat Ishbia, our Chief Executive Officer and Chairman, is the President and sole director of SFS Corp. All of the voting stock of SFS Corp. is held by the Mat Ishbia South Dakota Trust, a directed trust (the “Trust”). The trustee of the Trust takes direction from Mat Ishbia, as trust advisor of the Trust, with respect to the voting and disposition of our common stock held by SFS Corp.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.21#	Revolving Credit Agreement, dated August 8, 2022, between United Wholesale Mortgage, LLC, as borrower, and SFS Holding Corp., as lender.

31.1	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

UWM HOLDINGS CORPORATION

Date: August 9, 2022	By:	/s/ Mat Ishbia
Mat Ishbia
Chairman, President and Chief Executive Officer