Form 10-Q
period 2022-09-30
UWM Holdings Corp
filed 2022-11-04
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 2, 2022, the registrant had 92,575,551 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$799,534	$731,088
Mortgage loans at fair value	5,341,217	17,473,324
Derivative assets	385,348	67,356
Investment securities at fair value, pledged	115,079	152,263
Accounts receivable, net	556,153	415,691
Mortgage servicing rights	4,305,686	3,314,952
Premises and equipment, net	152,172	151,687
Operating lease right-of-use asset, net (includes $101,377 and $104,595 with related parties)	101,377	104,828
Finance lease right-of-use asset (includes $27,384 and $28,619 with related parties)	45,667	57,024
Other assets	87,850	60,145
Total assets	$11,890,083	$22,528,358
Liabilities and equity
Warehouse lines of credit	$4,712,719	$15,954,938
Derivative liabilities	215,330	36,741
Borrowings against investment securities	114,875	118,786
Accounts payable, accrued expenses and other	1,157,054	1,087,411
Accrued distributions and dividends payable	159,465	9,171
Senior notes	1,983,099	1,980,112
Operating lease liability (includes $108,591 and $111,999 with related parties)	108,591	112,231
Finance lease liability (includes $28,248 and $29,087 with related parties)	46,917	57,967
Total liabilities	8,498,050	19,357,357
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of September 30, 2022	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 92,575,425 shares issued and outstanding as of September 30, 2022	9	9
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2022	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2022	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of September 30, 2022	150	150
Additional paid-in capital	784	437
Retained earnings	141,194	141,805
Non-controlling interest	3,249,896	3,028,600
Total equity	3,392,033	3,171,001
Total liabilities and equity	$11,890,083	$22,528,358

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue
Loan production income	$172,402	$589,461	$852,808	$2,143,400
Loan servicing income	196,781	174,695	574,847	443,762
Change in fair value of mortgage servicing rights	236,780	(170,462)	434,912	(448,825)
Gain on sale of mortgage servicing rights	—	(5,443)	—	(670)
Interest income	78,210	102,063	207,625	227,169
Total revenue, net	684,173	690,314	2,070,192	2,364,836
Expenses
Salaries, commissions and benefits	135,028	164,971	434,620	550,983
Direct loan production costs	20,498	18,980	72,973	47,660
Marketing, travel, and entertainment	17,730	14,138	51,192	37,138
Depreciation and amortization	11,426	9,034	33,522	24,676
General and administrative	51,649	39,148	129,881	96,867
Servicing costs	37,596	29,192	129,215	72,767
Interest expense	73,136	90,221	191,069	215,884
Other expense/(income)	6,729	(8,710)	23,793	(27,544)
Total expenses	353,792	356,974	1,066,265	1,018,431
Earnings before income taxes	330,381	333,340	1,003,927	1,346,405
Provision for income taxes	4,771	3,483	9,585	17,831
Net income	325,610	329,857	994,342	1,328,574
Net income attributable to non-controlling interest	313,914	304,611	952,350	1,247,079
Net income attributable to UWM Holdings Corporation	$11,696	$25,246	$41,992	$81,495

Earnings per share of Class A common stock (see Note 16):
Basic	$0.13	$0.25	$0.45	$0.80
Diluted	$0.13	$0.16	$0.45	$0.55
Weighted average shares outstanding:
Basic	92,571,886	101,106,023	92,441,342	102,247,594
Diluted	92,571,886	1,603,710,511	92,441,342	1,604,567,758

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2021	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distributions to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,381)	—	(75,381)
Dividend and distribution declared February 3, 2021 and payable April 6, 2021	—	—	—	—	—	(10,310)	(150,207)	(160,517)
Member distributions to SFS Corp. post business combination transaction	—	—	—	—	—	—	(2,913)	(2,913)
Net income subsequent to business combination transaction	—	—	—	—	—	47,985	628,264	676,249
Balance, March 31, 2021	103,104,205	$10	1,502,069,787	$150	$—	$113,078	$2,664,798	$2,778,036
Net income	—	—	—	—	—	8,265	130,447	138,712
Dividend and distribution declared June 10, 2021 and payable July 6, 2021	—	—	—	—	—	(10,237)	(150,207)	(160,444)
Member distributions to SFS Corp.	—	—	—	—	—	—	(65,504)	(65,504)
Stock-based compensation expense	5,170	—	—	—	187	—	2,147	2,334
Class A common stock repurchased	(790,599)	—	—	—	—	(403)	(5,745)	(6,148)
Re-measurement of non-controlling interest due to change in parent ownership	—	—	—	—	—	(1,305)	1,305	—
Balance, June 30, 2021	102,318,776	$10	1,502,069,787	$150	$187	$109,398	$2,577,241	$2,686,986
Net income	—	—	—	—	—	25,246	304,611	329,857
Dividend declared on August 17, 2021 and payable on October 6, 2021	—	—	—	—	—	(10,087)	—	(10,087)
Stock-based compensation	720	—	—	—	126	—	1,993	2,119
Class A common stock repurchased	(1,952,018)	—	—	—	—	(933)	(13,914)	(14,847)
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	6,191	(6,191)	—
Balance, September 30, 2021	100,367,478	$10	1,502,069,787	$150	$313	$129,815	$2,863,740	$2,994,028

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2022	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	21,930	431,357	453,287
Dividend declared on February 25, 2022 and payable on April 11, 2022	—	—	—	—	—	(9,253)	—	(9,253)
Member distributions to SFS Corp.	—	—	—	—	—	—	(450,621)	(450,621)
Stock-based compensation expense	918,768	—	—	—	105	—	1,723	1,828
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(15,648)	15,648	—
Balance, March 31, 2022	92,531,073	$9	1,502,069,787	$150	$542	$138,834	$3,026,707	$3,166,242
Net income	—	—	—	—	—	8,366	207,079	215,445
Dividend declared on May 9, 2022 and payable on July 11, 2022	—	—	—	—	—	(9,254)	—	(9,254)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation expense	8,172	—	—	—	127	—	1,549	1,676
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	9	(9)	—
Balance, June 30, 2022	92,539,245	$9	1,502,069,787	$150	$669	$137,955	$3,085,119	$3,223,902
Net income	—	—	—	—	—	11,696	313,914	325,610
Dividend declared on August 8, 2022 and payable on October 7, 2022	—	—	—	—	—	(9,258)	—	(9,258)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation expense	36,180	—	—	—	115	—	1,871	1,986
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	801	(801)	—
Balance, September 30, 2022	92,575,425	$9	1,502,069,787	$150	$784	$141,194	$3,249,896	$3,392,033

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$994,342	$1,328,574
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	37,877	34,262
Capitalization of mortgage servicing rights	(1,740,625)	(1,843,861)
Change in fair value of mortgage servicing rights	(434,912)	448,825
Depreciation & amortization	36,455	26,761
Stock-based compensation expense	5,490	4,453
Retention of investment securities	—	(42,164)
Decrease in fair value of investment securities	28,330	149
Decrease in fair value of warrants liability	(7,737)	(30,944)
(Increase) decrease in:
Mortgage loans at fair value	12,132,107	(3,820,127)
Derivative assets	(317,991)	(82,735)
Other assets	(124,946)	(64,272)
Increase (decrease) in:
Derivative liabilities	178,589	(4,803)
Other liabilities	25,843	292,023
Net cash provided by (used in) operating activities	10,812,822	(3,753,859)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(20,741)	(52,271)
Net proceeds from sale of mortgage servicing rights	1,171,430	241,634
Proceeds from principal payments on investment securities	8,569	206
Margin calls on borrowings against investment securities	(14,682)	—
Net cash provided by investing activities	1,144,576	189,569
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	(11,242,219)	3,546,551
Repayments of finance lease liabilities	(13,023)	(9,620)
Borrowings under equipment notes payable	—	1,078
Repayments under equipment notes payable	(763)	(25,365)
Borrowings under operating lines of credit	—	79,700
Repayments under operating lines of credit	—	(400,000)
Proceeds from issuance of senior notes	—	700,000
Discount and direct issuance costs on senior notes	—	(7,036)
Borrowings against investment securities	28,648	32,560
Repayments of borrowings against investment securities	(32,559)	—
Proceeds from business combination transaction	—	895,134
Costs incurred related to business combination transaction	—	(11,260)
Dividends paid to Class A common stockholders	(27,678)	(20,547)
Member distributions paid to SFS Corp.	(601,358)	(1,468,837)
Class A common stock repurchased	—	(20,995)
Net cash (used in) provided by financing activities	(11,888,952)	3,291,363
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,446	(272,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	731,088	1,223,837
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$799,534	$950,910
SUPPLEMENTAL INFORMATION
Cash paid for interest	$122,049	$176,304
Cash paid for taxes	—	1,738
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
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. As of September 30, 2022, there were 92,575,425 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged at the option of the Company, along with its stapled share of Class D common stock, for either, (a) cash or (b) one share of the Company’s Class B common stock (See Note 10 - Non-Controlling Interests). Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain stock price targets prior to January 2026. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 16 - Earnings Per Share for further information.

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
Loans Eligible for Repurchase from Ginnie Mae
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the previously sold assets are required to be re-recognized on the condensed consolidated balance sheets, regardless of the Company’s intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights (or “MSRs”). At September 30, 2022 and December 31, 2021, the Company had recorded Ginnie Mae pool loans as part of "Mortgage loans at fair value" totaling $310.1 million and $563.4 million, respectively, with related purchase liabilities equal to the gross amount of the loan recorded in "Accounts payable, accrued expenses and other" on the condensed consolidated balance sheets.
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
Tax Receivable Agreement
In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction. Subsequently, the liability is accounted for as a loss contingency, with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated, and reported as part of other expense/(income) in the condensed consolidated statements of operations. During the nine months ended September 30, 2022, the Company recorded an additional liability of $3.2 million, representing 85% of the estimated tax benefits to the Company resulting from sales of MSRs during the nine months ended September 30, 2022. As of September 30, 2022, the total liability recorded for the Tax Receivable Agreement was approximately $17.1 million.
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
The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and subsequently (recorded within "Accounts payable, accrued expenses and other"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other expense/(income)"). During the three months ended September 30, 2022 and 2021, the Company recognized $0.8 million and $8.7 million, respectively, of other income related to the change in fair value of warrants. During the nine months ended September 30, 2022 and 2021, the Company recognized $7.7 million and $27.5 million, respectively, of other income related to the change in fair value of warrants.

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

(In thousands)	September 30, 2022	December 31, 2021
Mortgage loans, unpaid principal balance	$5,524,573	$17,194,330
Premiums paid on mortgage loans	47,081	238,963
Fair value adjustment	(230,437)	40,031
Mortgage loans at fair value	$5,341,217	$17,473,324
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 78% and 86%, as of September 30, 2022 and December 31, 2021, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge the IRLCs.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	September 30, 2022				December 31, 2021
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$6,617	$208,145	$9,925,035	(a)	$24,899	$11,138	$13,450,967	(a)
FLSCs	378,731	7,185	14,579,252		42,457	25,603	28,887,178
Total	$385,348	$215,330			$67,356	$36,741
(a)Notional amounts have been adjusted for pullthrough rates of 78% and 86%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	September 30, 2022	December 31, 2021
Servicing fees	$86,786	$136,981
Servicing advances	79,308	135,117
Derivative settlements receivable	292,618	21,987
Investor receivables	22,196	44,192
Receivables from sales of servicing	41,063	13,503
Origination receivables	30,890	56,569
Warehouse bank receivable	9,191	8,510
Other receivables	145	127
Provision for current expected credit losses	(6,044)	(1,295)
Total accounts receivable, net	$556,153	$415,691
The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized on the condensed consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company has elected the fair value option for all current classes of its MSRs. The Company determined its classes of MSRs based on how the Company manages risk. The Company's MSRs are measured at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various external sources.
The unpaid principal balance of mortgage loans serviced for others approximated $306.0 billion and $319.8 billion at September 30, 2022 and December 31, 2021, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Fair value, beginning of period	$3,736,359	$2,662,556	$3,314,952	1,760,304
Capitalization of MSRs	682,510	663,246	1,740,625	1,843,861
MSR sales	(359,014)	(269,925)	(1,231,810)	(269,925)
Changes in fair value:
Due to changes in valuation inputs or assumptions	373,232	61,477	940,668	221,244
Due to collection/realization of cash flows/other	(127,401)	(217,044)	(458,749)	(655,174)
Fair value, end of period	$4,305,686	$2,900,310	$4,305,686	$2,900,310

The following is a summary of the components of change in fair value of servicing rights as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Changes in fair value:
Due to changes in valuation inputs and assumptions	$373,232	$61,477	$940,668	$221,244
Due to collection/realization of cash flows and other	(127,401)	(217,044)	(458,749)	(655,174)
Reserves and transaction costs on sales of servicing rights	(9,051)	(14,895)	(47,007)	(14,895)
Changes in fair value of mortgage servicing rights	$236,780	$(170,462)	$434,912	$(448,825)

During the nine months ended September 30, 2022 and 2021, the Company sold MSRs on loans with an aggregate UPB of approximately $101.3 billion and $22.7 billion, respectively, for proceeds of approximately $1.2 billion and $269.9 million, respectively. In connection with the sales of these MSRs, the Company recorded $47.0 million and $14.9 million, respectively, for its estimated obligation for protection provisions granted to the buyer and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Contractual servicing fees	$193,715	$173,133	$567,040	$439,386
Late, ancillary and other fees	3,066	1,562	7,807	4,376
Loan servicing income	$196,781	$174,695	$574,847	$443,762
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022				December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Discount rates	9.5%	—	15.0%	10.1%	9.0%	—	14.5%	9.6%
Annual prepayment speeds	6.7%	—	13.7%	7.8%	8.3%	—	45.4%	10.5%
Cost of servicing	$75	—	$106	$80	$74	—	$162	$81

The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at September 30, 2022 and December 31, 2021, respectively, (in thousands):

	September 30, 2022	December 31, 2021
Discount rate:
+ 10% adverse change – effect on value	$(159,984)	$(107,992)
+ 20% adverse change – effect on value	(307,114)	(208,567)
Prepayment speeds:
+ 10% adverse change – effect on value	$(133,988)	$(138,807)
+ 20% adverse change – effect on value	(259,876)	(267,964)
Cost of servicing:
+ 10% adverse change – effect on value	$(38,795)	$(37,370)
+ 20% adverse change – effect on value	(77,590)	(74,741)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of September 30, 2022 and December 31, 2021, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	September 30, 2022	December 31, 2021

Master Repurchase Agreement ("MRA") Funding:
$250 Million	2/26/2016	12/22/2022	$213,263	$192,614
$1.0 Billion	7/10/2012	1/9/2023	360,790	963,495
$400 Million	8/21/2012	1/18/2023	122,593	372,895
$2.5 Billion	12/31/2014	2/22/2023	1,083,027	3,349,395
$500 Million	3/7/2019	2/22/2023	222,816	1,230,017
$500 Million	4/23/2021	4/23/2023	72,818	755,539
$150 Million	2/29/2012	5/23/2023	124,426	144,534
$200 Million	10/30/2020	5/25/2023	126,315	1,163,447
$3.0 Billion	5/9/2019	7/28/2023	1,522,491	4,482,245
$700 Million	7/24/2020	8/30/2023	338,613	673,471
$200 Million	3/30/2018	9/6/2023	162,221	197,976
$150 Million[2]	9/8/2020	9/18/2023	—	913,247
$300 Million	8/19/2016	11/8/2023	293,690	280,637
Early Funding:
$500 Million (ASAP + - see below)		No expiration	41,299	516,889
$1.5 Billion (EF - see below)		No expiration	28,357	718,537
			$4,712,719	$15,954,938
All interest rates are variable based on a spread to the one-month LIBOR rate.
1 An aggregate of $401.0 million of these line amounts is committed as of September 30, 2022.
2 This warehouse line of credit agreement expired pursuant to its terms as of September 30, 2022.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2022, the amount outstanding through the ASAP+ program was approximately $41.3 million and $28.4 million was outstanding under the EF program.
As of September 30, 2022, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all debt covenants as of September 30, 2022.
MSR Facility
In the third quarter of 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A., providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral. Borrowings under the MSR Facility will bear interest based on SOFR plus an applicable margin. The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2022, the Company was in compliance with all applicable debt covenants. The MSR Facility has an initial maturity date of September 26, 2023. No amounts were outstanding under the MSR Facility as of September 30, 2022. Subsequent to September 30, 2022, we drew $500.0 million from the MSR Facility.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Balance at September 30, 2022	Outstanding Balance at December 31, 2021
2025 Senior unsecured notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior unsecured notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior unsecured notes(3)	06/15/2027	5.75%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $6.8 million and $8.5 million as of September 30, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $5.7 million and $6.4 million as of September 30, 2022 and December 31, 2021, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $4.3 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively.
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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of September 30, 2022.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of September 30, 2022. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $91.3 million and $35.4 million in UPB of loans during the three months ended September 30, 2022 and 2021, respectively, and $279.9 million and $102.3 million in UPB of loans during the nine months ended September 30, 2022 and 2021, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$70,095	$78,070	$86,762	$69,542
Additions	24,138	12,601	37,877	34,262
Losses realized, net	(23,798)	(5,985)	(54,204)	(19,118)
Balance, end of period	$70,435	$84,686	$70,435	$84,686
Commitments to Originate Loans
As of September 30, 2022, the Company had agreed to extend credit to potential borrowers for approximately $20.5 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and nine months ended September 30, 2022.
In 2021, UWM began selling some of the mortgage loans that it originates through private label securitization transactions. There were no loan sales through private label securitization transactions through the first nine months of 2022. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense/(income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of September 30, 2022, $113.5 million of the $115.1 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $114.9 million with remaining maturities ranging from approximately one to eleven months as of September 30, 2022, and interest rates based on LIBOR or SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 10 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of September 30, 2022:

	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	92,575,425	5.8%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.2%
Balance at end of period	1,594,645,212	100.0%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of September 30, 2022, SFS Corp. has not exchanged any Stapled Interests.
During the nine months ended September 30, 2022, the Company issued 963,120 shares of Class A common stock which primarily related to the vesting of RSUs under its stock-based compensation plan and grants to the Company's non-employee directors. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

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
UWM is required to maintain a minimum net worth, minimum capital ratio and minimum liquidity requirements established by HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of September 30, 2022, the most restrictive of these requirements require UWM to maintain a minimum net worth of $767.5 million, liquidity of $99.5 million and a minimum capital ratio of 6%. At September 30, 2022, UWM was in compliance with these requirements.

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

In determining fair value measurements, the Company uses observable inputs whenever possible. The level of a fair value measurement within the hierarchy is dependent on the lowest level of input that has a significant impact on the measurement as a whole. If quoted market prices are available at the measurement date or are available for similar instruments, such prices are used in the measurements. If observable market data is not available at the measurement date, judgement is required to measure fair value.
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021.

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

	September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,341,217	$—	$5,341,217
IRLCs	—	—	6,617	6,617
FLSCs	—	378,731	—	378,731
Investment securities at fair value, pledged	—	115,079	—	115,079
Mortgage servicing rights	—	—	4,305,686	4,305,686
Total assets	$—	$5,835,027	$4,312,303	$10,147,330
Liabilities:
IRLCs	$—	$—	$208,145	$208,145
FLSCs	—	7,185	—	7,185
Public and Private Warrants	1,442	277	—	1,719
Total liabilities	$1,442	$7,462	$208,145	$217,049

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$17,473,324	$—	$17,473,324
IRLCs	—	—	24,899	24,899
FLSCs	—	42,457	—	42,457
Investment securities at fair value, pledged	—	152,263	—	152,263
Mortgage servicing rights	—	—	3,314,952	3,314,952
Total assets	$—	$17,668,044	$3,339,851	$21,007,895
Liabilities:
IRLCs	$—	$—	$11,138	$11,138
FLSCs	—	25,603	—	25,603
Public and Private warrants	6,286	3,170	—	9,456
Total liabilities	$6,286	$28,773	$11,138	$46,197
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	September 30, 2022	December 31, 2021
Pullthrough rate (weighted avg)	78%	86%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and nine months ended September 30, 2022.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$793,156	$697,160	$791,513	$820,232
2029 Senior Notes, due 4/15/29	694,277	530,061	693,623	686,623
2027 Senior Notes, due 6/15/27	495,666	395,035	494,976	500,860
	$1,983,099	$1,622,256	$1,980,112	$2,007,715
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information in inactive markets.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and other lines of credit approximate their fair value as of September 30, 2022 and December 31, 2021, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS
In the normal course of business, the Company engages in the following significant related party transactions:
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
•Home appraisal contracting and review services are provided by home appraisal management companies, one of which was partially owned by the Company’s CEO (prior to March 31, 2021). An executive of the Company and a member of the Company's board of directors was also on the board of directors of this home appraisal management company prior to March 31, 2021, the second of which is owned by the CEO's brother who is also a member of the Company's board of directors. Each agreement with the home appraisal management companies is for an initial twelve-month term which automatically renews for successive twelve month periods unless sooner terminated by the Company upon prior notice. Additionally, each such agreement is on substantially similar terms and conditions, including with regard to pricing, as the Company's other agreements for such services;
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company.
For the three months ended September 30, 2022 and 2021, the Company made payments of approximately $4.5 million and $3.6 million, respectively, to various companies related through common ownership. Such payments were comprised of, (i) with respect to the three months ended September 30, 2022 approximately $4.1 million in rent and other occupancy related fees, $0.2 million in legal fees, and $0.2 million in other general and administrative expenses and (ii) with respect to the three months ended September 30, 2021, approximately $3.3 million in rent and other occupancy related fees, $0.2 million in legal fees, and $0.1 million in other general and administrative expenses.
For the nine months ended September 30, 2022 and 2021, the Company made payments of approximately $20.1 million and $12.1 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the nine months ended September 30, 2022, approximately $19.1 million in rent and other occupancy related fees, $0.5 million in legal fees, and $0.5 million in other general and administrative expenses and (ii) with respect to the nine months ended September 30, 2021, approximately $11.0 million in rent and other occupancy related fees, $0.5 million in legal fees, $0.1 million in direct origination costs and $0.5 million in other general and administrative expenses.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. Refer to Note 7 - Other borrowings for further details.

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
For the three months ended September 30, 2022 and 2021, the Company’s effective tax rate was 1.44% and 1.04%, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate was 0.95% and 1.32%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not that a tax position will be sustained upon examination. As of September 30, 2022, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the three and nine months ended September 30, 2022 or 2021. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws. Both 2019 and 2020 remain open under applicable statute of limitations with relevant taxing authorities.

NOTE 15 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and nine months ended September 30, 2022:

	For the three months ended		For the nine months ended
	September 30, 2022		September 30, 2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	1,745,676	$7.75	2,812,320	$7.75
Granted	2,451,375	3.60	2,458,883	3.60
Vested	(36,180)	7.75	(963,120)	7.72
Forfeited	(74,283)	5.95	(221,495)	7.15
Unvested - end of period	4,086,588		4,086,588
The following is a summary of RSU activity for the three and nine months ended September 30, 2021:

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	3,076,335	$7.75	—	$—
Granted	—	—	3,193,510	7.75
Vested	(720)	7.75	(5,890)	7.75
Forfeited	(160,200)	7.75	(272,205)	7.75
Unvested - end of period	2,915,415		2,915,415
Stock-based compensation expense recognized for the three months ended September 30, 2022 and 2021 was $2.0 million and $2.1 million, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2022 and 2021 was $5.5 million and $4.4 million, respectively. As of September 30, 2022, there was $17.2 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 2.8 years. On September 1, 2022, the Company granted 2.5 million RSUs to team members with a grant date fair value of $3.60 per share, which vest 25% each year over four years.

NOTE 16 – EARNINGS PER SHARE
As of September 30, 2022, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
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
Earnings per share for the nine months ended September 30, 2021 is based on earnings for the period from January 21, 2021 to September 30, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of September 30, 2022 or September 30, 2021.
The following table sets forth the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2022 and 2021 (in thousands, except shares and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income	$325,610	$329,857	$994,342	$1,328,574
Net income attributable to non-controlling interests	313,914	304,611	952,350	1,247,079
Net income attributable to UWMC	11,696	25,246	41,992	81,495
Numerator:
Net income attributable to Class A common shareholders	$11,696	$25,246	$41,992	$81,495
Net income attributable to Class A common shareholders - diluted	$11,696	$254,701	$41,992	$887,166
Denominator:
Weighted average shares of Class A common stock outstanding - basic	92,571,886	101,106,023	92,441,342	102,247,594
Weighted average shares of Class A common stock outstanding - diluted	92,571,886	1,603,710,511	92,441,342	1,604,567,758
Earnings per share of Class A common stock outstanding - basic	$0.13	$0.25	$0.45	$0.80
Earnings per share of Class A common stock outstanding - diluted	$0.13	$0.16	$0.45	$0.55
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the three and nine months ended September 30, 2022. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including a tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three or nine months ended September 30, 2022 or 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 17 – SUBSEQUENT EVENTS
Subsequent to September 30, 2022, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on January 10, 2023 to stockholders of record at the close of business on December 9, 2022. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on January 10, 2023 .

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

Business Overview

In the third quarter of 2022, we were the largest residential mortgage lender in the U.S., originating mortgage loans exclusively through the wholesale channel. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last seven years, including the year ended December 31, 2021, we have been the largest wholesale mortgage lender in the U.S. by closed loan volume, with approximately 33% market share of the wholesale channel for the six months ended June 30, 2022 (based on the most recent data released by Inside Mortgage Finance).

Our mortgage origination business derives revenue from originating, processing and underwriting primarily Government-sponsored enterprises ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. During the second quarter of 2021, we began selling pools of originated mortgage loans through private label securitization transactions, although there have been no loan sales through private label securitization transactions in 2022. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage advisor, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). As of September 30, 2022, the self-warehouse amount was $61.3 million. At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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

Three and Nine Months Ended September 30, 2022 and 2021 Summary

For the three months ended September 30, 2022, we originated $33.5 billion in residential mortgage loans, which was a decrease of $29.5 billion, or 47%, from the three months ended September 30, 2021. We generated $325.6 million of net income during the three months ended September 30, 2022, which was a decrease of $4.2 million, or 1.3%, compared to net income of $329.9 million for the three months ended September 30, 2021. Adjusted EBITDA for the three months ended September 30, 2022 was a loss of $1.4 million as compared to income of $290.4 million for the three months ended September 30, 2021. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the nine months ended September 30, 2022, we originated $102.2 billion in residential mortgage loans, which was a decrease of $69.2 billion, or 40%, from the nine months ended September 30, 2021. We generated $994.3 million of net income during the nine months ended September 30, 2022, which was a decrease of $334.2 million, or 25.2%, compared to net income of $1.33 billion for the nine months ended September 30, 2021. Adjusted EBITDA for the nine months ended September 30, 2022 was $222.0 million as compared to $1.21 billion for the nine months ended September 30, 2021. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions, the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the change in the Tax Receivable Agreement liability, and the change in fair value of retained investment securities. We exclude the change in the Tax Receivable Agreement liability, the change in fair value of the Public and Private Warrants, the change in fair value of retained investment securities, and the change in fair value of MSRs due to valuation inputs or assumptions as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, lines of credit, borrowings against investment securities, equipment notes payable, and finance leases.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income	$325,610	$329,857	$994,342	$1,328,574
Interest expense on non-funding debt	29,786	22,034	89,036	60,669
Provision for income taxes	4,771	3,483	9,585	17,831
Depreciation and amortization	11,426	9,034	33,522	24,676
Stock-based compensation expense	1,986	2,126	5,490	4,453
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(373,232)	(61,477)	(940,668)	(221,244)
Deferred compensation, net(2)	(8,468)	(5,965)	6,909	24,035
Change in fair value of Public and Private Warrants (3)	(755)	(12,110)	(7,737)	(30,944)
Change in Tax Receivable Agreement liability (4)	—	3,400	3,200	3,400
Change in fair value of investment securities (5)	7,484	—	28,330	—
Adjusted EBITDA	$(1,392)	$290,382	$222,009	$1,211,450

(1)Reflects the change ((increase)/decrease) in fair value of MSRs due to changes in valuation inputs or assumptions, including discount rates and prepayment speed assumptions, primarily due to changes in market interest rates. Refer to Note 5 - Mortgage Servicing Rights to the condensed consolidated financial statements.
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
(5)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
Revenue
Loan production income	$172,402	$589,461	$852,808	$2,143,400
Loan servicing income	196,781	174,695	574,847	443,762
Change in fair value of mortgage servicing rights	236,780	(170,462)	434,912	(448,825)
Gain on sale of mortgage servicing rights	—	(5,443)	—	(670)
Interest income	78,210	102,063	207,625	227,169
Total revenue, net	684,173	690,314	2,070,192	2,364,836
Expenses
Salaries, commissions and benefits	135,028	164,971	434,620	550,983
Direct loan production costs	20,498	18,980	72,973	47,660
Marketing, travel, and entertainment	17,730	14,138	51,192	37,138
Depreciation and amortization	11,426	9,034	33,522	24,676
General and administrative	51,649	39,148	129,881	96,867
Servicing costs	37,596	29,192	129,215	72,767
Interest expense	73,136	90,221	191,069	215,884
Other expense/(income)	6,729	(8,710)	23,793	(27,544)
Total expenses	353,792	356,974	1,066,265	1,018,431
Earnings before income taxes	330,381	333,340	1,003,927	1,346,405
Provision for income taxes	4,771	3,483	9,585	17,831
Net income	325,610	329,857	994,342	1,328,574
Net income attributable to non-controlling interest	313,914	304,611	952,350	1,247,079
Net income attributable to UWM Holdings Corporation	$11,696	$25,246	$41,992	$81,495

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
Loan origination volume by type
Purchase:
Conventional	$19,246,298	$18,633,123	$47,436,102	$46,383,209
Jumbo	854,925	3,368,094	4,105,737	6,533,221
Government	7,592,116	4,472,931	17,638,056	9,837,716
Total purchase	$27,693,339	$26,474,148	$69,179,895	$62,754,146
Refinance:
Conventional	$3,935,550	$31,353,081	$24,868,645	$95,119,738
Jumbo	195,464	2,244,459	1,280,489	4,986,946
Government	1,640,127	2,932,654	6,829,588	8,448,497
Total refinance	5,771,141	36,530,194	32,978,722	108,555,181
Total loan origination volume	$33,464,480	$63,004,342	$102,158,617	$171,309,327
Portfolio metrics
Average loan amount	$365	$353	$368	$342
Weighted average loan-to-value ratio	82.12%	71.87%	78.84%	71.24%
Weighted average credit score	736	747	738	751
Weighted average note rate	5.29%	2.89%	4.45%	2.88%
Percentage of loans sold
To GSEs	97%	91%	94%	91%
To other counterparties	3%	9%	6%	9%
Servicing-retained	98%	98%	97%	99%
Servicing-released	2%	2%	3%	1%
The components of loan production income for the periods presented were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2022	2021
Primary gain (loss)	$(573,183)	$(188,935)	$(384,248)	203.4%
Loan origination fees	72,214	127,751	(55,537)	(43.5)%
Provision for representation and warranty obligations	(9,139)	(12,601)	3,462	(27.5)%
Capitalization of MSRs	682,510	663,246	19,264	2.9%
Loan production income	$172,402	$589,461	$(417,059)	(70.8)%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2022	2021
Primary gain (loss)	$(1,086,842)	$(27,944)	$(1,058,898)	3789.4%
Loan origination fees	221,903	361,745	(139,842)	(38.7)%
Provision for representation and warranty obligations	(22,878)	(34,262)	11,384	(33.2)%
Capitalization of MSRs	1,740,625	1,843,861	(103,236)	(5.6)%
Loan production income	$852,808	$2,143,400	$(1,290,592)	(60.2)%

Loan production income was $172.4 million for the three months ended September 30, 2022, a decrease of $417.1 million, or 70.8%, as compared to $589.5 million for the three months ended September 30, 2021. The decrease in loan production income was primarily driven by a decrease in loan production volume and a decrease in gain margin. Loan production volume decreased $29.5 billion, or 47%, from $63.0 billion for the three months ended September 30, 2021 to $33.5 billion for the same period in 2022. The decline in loan production volume was primarily driven by a rising interest rate environment during the period, which led to lower refinance volume. Additionally, gain margin decreased by 42 basis points, from 94 basis points for the three months ended September 30, 2021 to 52 basis points for the same period in 2022. The decrease in gain margin was primarily due to a decrease in primary/secondary mortgage interest rate spreads, which were impacted by a pricing initiative launched near the beginning of the third quarter of 2022, aimed at long-term growth of the wholesale channel and our market share. MSR capitalization increased slightly resulting from the rising interest rate environment and more retained excess servicing in the third quarter of 2022.

Loan production income was $852.8 million for the nine months ended September 30, 2022, a decrease of $1.29 billion, or 60.2%, as compared to $2.14 billion for the nine months ended September 30, 2021. The decrease in loan production income was primarily driven by a decrease in loan production volume, along with a decrease of 42 basis points in gain margin, from 125 basis points for the nine months ended September 30, 2021 to 83 basis points for the same period in 2022. Loan production volume decreased $69.2 billion, or 40%, from $171.3 billion to $102.2 billion during the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to lower refinance volume as a result of the higher primary mortgage interest rate environment that has developed in 2022. The decrease in gain margin from the prior year period was due to the same reasons mentioned in the three months analysis.

Loan servicing income
The table below summarizes loan servicing income for each of the periods presented:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2022	2021
Contractual servicing fees	$193,715	$173,133	$20,582	11.9%
Late, ancillary and other fees	3,066	1,562	1,504	96.3%
Loan servicing income	$196,781	$174,695	$22,086	12.6%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2022	2021
Contractual servicing fees	$567,040	$439,386	$127,654	29.1%
Late, ancillary and other fees	7,807	4,376	3,431	78.4%
Loan servicing income	$574,847	$443,762	$131,085	29.5%

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
Average UPB of loans serviced	$302,454,780	$277,523,279	$307,601,442	$240,154,313
Average number of loans serviced	936,706	886,449	958,257	772,751

Loan servicing income was $196.8 million for the three months ended September 30, 2022, an increase of $22.1 million, or 12.6%, as compared to $174.7 million for the three months ended September 30, 2021. The increase in loan servicing income during the three months ended September 30, 2022 was primarily driven by the increased average servicing portfolio.

Loan servicing income was $574.8 million for the nine months ended September 30, 2022, an increase of $131.1 million, or 29.5%, as compared to $443.8 million for the nine months ended September 30, 2021. The increase in loan servicing income during the nine months ended September 30, 2022 was due to the same reasons mentioned in the three months analysis.

For the periods presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021
UPB of loans serviced	306,016,670	319,807,457
Number of loans serviced	943,540	1,017,027
MSR portfolio delinquency count (60+ days) as % of total	0.71%	0.81%
Weighted average note rate	3.44%	2.94%
Weighted average service fee	0.2795%	0.2624%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net increase of $236.8 million for the three months ended September 30, 2022 as compared with a net decrease of $170.5 million for the three months ended September 30, 2021. The change in fair value for the three months ended September 30, 2022 was primarily attributable to an increase of approximately $373.2 million due to changes in valuation inputs/assumptions, mainly as a result of higher interest rates, partially offset by a decline in fair value of approximately $127.4 million due to realization of cash flows and decay (including loans paid in full) and approximately $9.1 million of reserves and transaction costs for bulk sales of MSRs. The decline in fair value for the three months ended September 30, 2021 was primarily attributable to declines of approximately $217.0 million due to realization of cash flows and decay (including loans paid in full) and $14.9 million of reserves and transaction costs for bulk sales of MSRs, offset by an increase of approximately $61.5 million due to changes in valuation inputs/assumptions.

The change in fair value of MSRs was a net increase of $434.9 million for the nine months ended September 30, 2022 as compared with a net decrease of $448.8 million for the nine months ended September 30, 2021. The change in fair value for the nine months ended September 30, 2022 was primarily attributable to an increase of approximately $940.7 million due to changes in valuation inputs/assumptions, mainly as a result of higher interest rates, partially offset by a decline in fair value of approximately $458.7 million due to realization of cash flows and decay (including loans paid in full) and approximately $47.0 million of reserves and transaction costs for bulk MSR sales. The net decrease in fair value for the nine months ended September 30, 2021 of approximately $433.9 million, was attributable to declines of approximately $655.2 million due to realization of cash flows and decay (including loans paid in full) and approximately $14.9 million of reserves and transaction costs for bulk MSR sales, offset by an increase of approximately $221.2 million resulting from changes in valuation inputs/assumptions, such as changes in interest rates.
Interest income

Interest income was $78.2 million for the three months ended September 30, 2022, a decrease of $23.9 million, or 23.4%, as compared to $102.1 million for the three months ended September 30, 2021. This decrease was primarily driven by decreases in the average balances of mortgage loans at fair value, partially offset by higher interest rates compared to the prior year period.

Interest income was $207.6 million for the nine months ended September 30, 2022, a decrease of $19.5 million, or 8.6%, as compared to $227.2 million for the nine months ended September 30, 2021. This decrease was primarily driven by the decrease in average balances of mortgage loans at fair value, partially offset by higher interest rates compared to the prior year period.

Expenses

Expenses for the periods presented were as follows:

	For the three months ended September 30,		Change $	Change %
	2022	2021
Salaries, commissions and benefits	$135,028	$164,971	$(29,943)	(18.2)%
Direct loan production costs	20,498	18,980	1,518	8.0%
Marketing, travel, and entertainment	17,730	14,138	3,592	25.4%
Depreciation and amortization	11,426	9,034	2,392	26.5%
General and administrative	51,649	39,148	12,501	31.9%
Servicing costs	37,596	29,192	8,404	28.8%
Interest expense	73,136	90,221	(17,085)	(18.9)%
Other expense/(income)	6,729	(8,710)	15,439	(177.3)%
Total expenses	$353,792	$356,974	$(3,182)	(0.9)%

	For the nine months ended September 30,		Change $	Change %
	2022	2021
Salaries, commissions and benefits	$434,620	$550,983	$(116,363)	(21.1)%
Direct loan production costs	72,973	47,660	25,313	53.1%
Marketing, travel, and entertainment	51,192	37,138	14,054	37.8%
Depreciation and amortization	33,522	24,676	8,846	35.8%
General and administrative	129,881	96,867	33,014	34.1%
Servicing costs	129,215	72,767	56,448	77.6%
Interest expense	191,069	215,884	(24,815)	(11.5)%
Other expense/(income)	23,793	(27,544)	51,337	(186.4)%
Total expenses	$1,066,265	$1,018,431	$47,834	4.7%

Total expenses

Total expenses were $353.8 million for the three months ended September 30, 2022, a decrease of $3.2 million, or 0.9%, as compared to $357.0 million for the three months ended September 30, 2021. The decrease was primarily due to a decrease in salaries, commissions and benefits of $29.9 million, or 18.2%, resulting from decreases in incentive compensation (primarily bonuses and commissions), attributable to decreased loan production and a decrease in the average number of team members. Interest expense also decreased $17.1 million primarily due to the lower interest expense on warehouse borrowings from decreased loan production and loans at fair value, partially offset by increases in interest expense on the $500.0 million of 2027 Senior Notes issued in November 2021. These decreases were partially offset by an increase in general and administrative expense of $12.5 million, due primarily to an increase in the representations and warranties reserve resulting from changes in estimates. Servicing costs increased $8.4 million, resulting from the increase in the average servicing portfolio and additional loss mitigation expenses. Other expense/(income) increased $15.4 million, primarily due to a decline in the fair value of investment securities retained from the private label securitization transactions executed during the second half of 2021, and a smaller decline in the fair value of the Public and Private Warrants. Marketing, travel and entertainment expenses increased $3.6 million, due to increased broker promotions, advertising and brand marketing costs.

Total expenses were $1.07 billion for the nine months ended September 30, 2022, an increase of $47.8 million, or 4.7%, as compared to $1.02 billion for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in servicing costs of $56.4 million due to the same reasons mentioned above. Other expense/(income) increased $51.3 million, primarily due to decline in fair value of retained investment securities and a smaller decline in the fair value of the Public and Private Warrants. General and administrative expenses increased $33.0 million, primarily as a result of a reduction of a contingency reserve which was recorded in the nine months ended September 30, 2021, and an increase in the representations and warranties reserve recorded in the nine months ended September 30, 2022 resulting from changes in estimates. Direct loan production costs increased $25.3 million primarily due to a change in presentation whereby certain loan origination fees are being presented on a gross basis (within loan production income and direct loan production costs) beginning in the fourth quarter of 2021, offset by a decrease in production volume. Marketing, travel and entertainment expenses increased $14.1 million for the same reasons mentioned above. These increases in expenses were partially offset by a decrease in salaries, commissions and benefits of $116.4 million, or 21.1%, primarily attributable to the same reasons mentioned in the above analysis, and a decrease in interest expense of $24.8 million due to the lower interest expense on warehouse borrowings from decreased loan production and loans at fair value, offset by increased interest expense on the senior notes, including the

2027 Senior Notes which were not yet issued as of the end of the prior year period, all of which were outstanding for the nine months ended September 30, 2022.

Income Taxes

We recorded a $4.8 million provision for income taxes during the three months ended September 30, 2022 compared to a provision for income taxes of $3.5 million for the three months ended September 30, 2021. We recorded a $9.6 million provision for income taxes during the nine months ended September 30, 2022, compared to a provision for income taxes of $17.8 million for the nine months ended September 30, 2021. The decreases in income tax provision year-over-year were primarily due to the decreases in pre-tax income attributable to the Company.

Net income

Net income was $325.6 million for the three months ended September 30, 2022, a decrease of $4.2 million or 1.3%, as compared to $329.9 million for the three months ended September 30, 2021. The decrease in net income was primarily the result of the decrease in total revenue, net of $6.1 million, partially offset by a net decrease in total expenses (including income taxes) of $1.9 million, as further described above.

Net income was $994.3 million for the nine months ended September 30, 2022, a decrease of $334.2 million or 25.2%, as compared to $1.33 billion for the nine months ended September 30, 2021. The decrease in net income was primarily the result of a decrease in total revenue, net of $294.6 million, and a net increase in total expenses (including income taxes) of $39.6 million, as further described above.

Net income attributable to the Company of $11.7 million and $42.0 million for the three and nine months ended September 30, 2022, respectively, and net income attributable to the Company of $25.2 million for the three months ended September 30, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these respective periods. Net income attributable to the Company of $81.5 million for the nine months ended September 30, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for the period from January 21, 2021 through September 30, 2021.

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

Recent Developments

In accordance with the National Housing Act (NHA), as amended by the Housing and Economic Recovery Act of 2008, the FHA and FHFA are required to annually set single family forward mortgage loan limits based on median house prices. To allow our Independent Mortgage Advisors to provide borrowers with higher loan amounts with better pricing, in anticipation of the increase for 2023, we raised the loan limits on conforming loans that we originate to $715,000 effective September 7, 2022. We adopted a similar strategy in 2021 with respect to the increased loan limits for 2022. Much like prior years, we expect that FHA and FHFA will announce the actual conforming loan limits for 2023 on or before December 1, 2022. As a result of our early adoption of the higher loan size limits, we will be holding conforming loans originated with principal balances between $625,000 (the 2022 cap in most areas, and in those high balance areas where there is a higher cap, we will be selling conforming loans in the normal course) and $715,000 through January 2023 when these loans are intended to be sold to the GSEs. As a result of this strategy, our outstanding loan balances and the amounts outstanding under our warehouse lines are expected to materially increase through the remainder of 2022 (as they did in the fourth quarter of 2021). However, these balances and amounts are expected to return to more normalized levels when these loans are sold to the GSEs in early 2023 (as they did in the first quarter of 2022).

Loan Funding Facilities

Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on one-month LIBOR plus a spread. As of September 30, 2022, nine of our warehouse facility agreements had been amended to change the reference interest rate from LIBOR to variants of SOFR. We expect the remaining warehouse facilities to transition from LIBOR to a different reference interest rate at some point in 2022 due to the pending discontinuation of LIBOR.

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

The amount of financing advanced to us under our warehouse facilities, as determined by agreed upon advance rates, may be less than the stated advance rate depending, in part, on the fair value of the mortgage loans securing the financings and premium we pay the broker. Each of our warehouse facilities allows the bank extending the advances to evaluate regularly the market value of the underlying loans that are serving as collateral. If a bank determines that the value of the collateral has decreased, the bank can require us to provide additional collateral (e.g., initiate a margin call) or reduce the amount outstanding with respect to the corresponding loan. Our inability to satisfy the request could result in the termination of the facility and, depending on the terms of our agreements, possibly result in a default being declared under our other warehouse facilities.

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of September 30, 2022, there was $4.9 million of outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of September 30, 2022:

Facility Type	Collateral	Line Amount as of September 30, 2022[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of September 30, 2022 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$250 Million	2/26/2016	12/22/2022	$213,263
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/9/2023	360,790
Master Repurchase Agreement	Mortgage Loans	$400 Million	8/21/2012	1/18/2023	122,593
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion	12/31/2014	2/22/2023	1,083,027
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/7/2019	2/22/2023	222,816
Master Repurchase Agreement	Mortgage Loans	$500 Million	4/23/2021	4/23/2023	72,818
Master Repurchase Agreement	Mortgage Loans	$150 Million	2/29/2012	5/23/2023	124,426
Master Repurchase Agreement	Mortgage Loans	$200 Million	10/30/2020	5/25/2023	126,315
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	7/28/2023	1,522,491
Master Repurchase Agreement	Mortgage Loans	$700 Million	7/24/2020	8/30/2023	338,613
Master Repurchase Agreement	Mortgage Loans	$200 Million	3/30/2018	9/6/2023	162,221
Master Repurchase Agreement	Mortgage Loans	$300 Million	8/19/2016	11/8/2023	293,690
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million (ASAP+ - see below)		No expiration	41,299
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion (EF - see below)		No expiration	28,357
					$4,712,719
1 An aggregate of $401.0 million of these line amounts is committed as of September 30, 2022.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2022, the amount outstanding through the ASAP+ program was approximately $41.3 million and $28.4 million was outstanding under the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of September 30, 2022.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of September 30, 2022.
MSR Facility
In the third quarter of 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A., providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral, and borrowings under the MSR Facility will bear interest based on one-month term SOFR plus an applicable margin. No amounts were outstanding under the MSR Facility as of September 30, 2022. Subsequent to September 30, 2022, we drew $500.0 million on the MSR Facility.
The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2022, the Company was in compliance with all applicable debt covenants.

Revolving Credit Facility

On August 8, 2022, UWM entered into the Revolving Credit Agreement, between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility has an initial maturity date of August 8, 2023. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of September 30, 2022. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2022.

Borrowings Against Investment Securities

In 2021, the Company's consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. The Company entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of September 30, 2022, we had $114.9 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to eleven months as of September 30, 2022, and interest rates based on twelve-month LIBOR or SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 80% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of September 30, 2022, the Company had delivered $14.7 million of collateral to counterparty under these sale and repurchase agreements.

Finance Leases

As of September 30, 2022, our finance lease liabilities were $46.9 million, $28.2 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately one month to fourteen years.

Cash flow data for the nine months ended September 30, 2022 and 2021

	For the nine months ended September 30,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$10,812,822	$(3,753,859)
Net cash provided by (used in) investing activities	1,144,576	189,569
Net cash (used in) provided by financing activities	(11,888,952)	3,291,363
Net increase in cash and cash equivalents	$68,446	$(272,927)
Cash and cash equivalents at the end of the period	799,534	950,910

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $10.81 billion for the nine months ended September 30, 2022 compared to net cash used in operating activities of $3.75 billion for the same period in 2021. The increase in cash flows from operating activities was primarily driven by the decrease in mortgage loans at fair value for the nine months ended September 30, 2022, as compared to the increase in mortgage loans and fair value for the nine months ended September 30, 2021, partially offset by a decrease in net income in for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, adjusted for non-cash items. The early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions materially increased mortgage loans at fair value as of December 31, 2021, which were sold in early January 2022, returning the mortgage loans at fair value balance to a more normalized level as of September 30, 2022.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $1.14 billion for the nine months ended September 30, 2022 compared to $189.6 million of net cash used in investing activities for the same period in 2021. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $11.89 billion for the nine months ended September 30, 2022 compared to cash provided by financing activities of $3.29 billion for the same period in 2021. The change year over year was primarily driven by net repayments under the warehouse lines of credit for the nine months ended September 30, 2022, primarily attributable to the decrease in loans at fair value, as compared to net borrowings under the warehouse lines of credit for the nine months ended September 30, 2021 due to the increase in loans at fair value. The nine months ended September 30, 2021 also included the impacts of the business combination transaction (net proceeds and higher distributions to SFS Corp.), proceeds from the issuance of the 2029 Senior Notes and the repayment of the secured line of credit.

The early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions materially increased the warehouse line of credit balances as of December 31, 2021, which were paid down in early January 2022 in connection with the sale of the mortgage loans, returning these balances to more normalized levels throughout the year, including as of September 30, 2022.

Contractual Obligations

Cash requirements from contractual and other obligations

As of September 30, 2022, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, and payments under our financing and operating lease agreements. In the third quarter of 2022, UWM entered into the MSR

Facility, which provides for up to $1.5 billion of available borrowing capacity secured by certain MSRs, and the Revolving Credit Agreement with SFS Corp., which provides for up to $500 million of unsecured borrowing capacity. No amounts were outstanding under either of these agreements as of September 30, 2022. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2021.
During the third quarter of 2022, the Board declared a dividend of $0.10 per share of Class A Common Stock for an aggregate of $9.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to the Class B Units of Holdings LLC. The dividend and the distribution were paid on October 7, 2022.
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

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Interest rate lock commitments—fixed rate (a)	$9,895,467	$13,402,401
Interest rate lock commitments—variable rate (a)	29,568	48,566
Commitments to sell loans	718,805	3,130,203
Forward commitments to sell mortgage-backed securities	13,860,447	25,756,975
(a)Adjusted for pullthrough rates of 78% and 86%, respectively.
As of September 30, 2022, we had sold $1.8 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in October 2022.

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
•our future growth, including our loan originations and position in the industry compared to our peers;
•our client-based business strategies, strategic initiatives, technological developments and product pipeline;
•expectations regarding the impact and timing of discontinuation of LIBOR on our warehouse and other facilities;
•the impact of interest rate risk on our business;
•our ability to renew our sale and repurchase agreements, and the impacts of counterparty risks on our business;
•our mitigation of credit risks and the impacts of defaults on our business, as well as our risk mitigation strategies;
•our accounting policies and recent amendments to the FASB rules regulations;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•political and geopolitical conditions that may affect our business and the mortgage industry in general;
•our utilization of our warehouse facilities and Revolving Credit Facility, including outstanding borrowings through 2022;
•the impact of litigation on our financial position;
•our repurchase and indemnification obligations; and
•other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used September 30, 2022 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of September 30, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	September 30, 2022
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$45,397	$(46,538)
MSRs	(71,216)	65,456
IRLCs	82,435	(87,403)
Total change in assets	$56,616	$(68,485)
Increase (decrease) in liabilities
FLSCs	$(129,720)	$133,055
Total change in liabilities	$(129,720)	$133,055

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and nine months ended September 30, 2022, our originated loans had a weighted average loan to value ratio of 82.12% and 78.84%, and a weighted average FICO score of 736 and 738, respectively. For the three and nine months ended September 30, 2021, our originated loans had a weighted average loan to value ratio of 71.87% and 71.24%, and a weighted average FICO score of 747 and 751, respectively.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three and nine months ended September 30, 2022 or September 30, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2020, a complaint was filed against UWM (f/k/a United Shore Financial Services, LLC) in the U.S. District Court for the Eastern District of Michigan by three independent mortgage brokers. The plaintiffs in this matter sought class certification and monetary damages for alleged unpaid origination fees arising from a change in UWM’s commission policy. Following the Court’s opinion granting in part and denying in part UWM’s motion to dismiss, UWM filed its answer to the complaint on April 11, 2022. On October 11, 2022, an Order was issued by the Court dismissing the case with prejudice.

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with independent mortgage brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, treble damages, attorneys’ fees and injunctive relief. We filed a renewed motion to dismiss on September 7, 2021. On July 27, 2022, the magistrate judge assigned to consider our motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice, and that plaintiff be given fourteen days to file a second amended complaint if it so chooses. On September 26, 2022, an Order was issued by the Court holding in abeyance our renewed motion to dismiss and providing that the plaintiff file, on or before October 21, 2022, a motion for leave to file a second amended complaint, or rest upon the allegations stated in its first amended complaint. On October 21, 2022, the plaintiff filed a motion for leave to amend its first amended complaint which remains pending.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan, seeking monetary damages and injunctive relief. The complaint alleges that AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims, including fraud and misrepresentation, against UWM. Our motion to dismiss the counterclaims is currently pending.

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
There were no repurchases of the Company’s shares of its outstanding Class A common stock during the three and nine months ended September 30, 2022. As of September 30, 2022, the remaining amount authorized under the share repurchase program was $218.4 million.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.21#
Revolving Credit Agreement, dated August 8, 2022, between United Wholesale Mortgage, LLC, as borrower, and SFS Holding Corp., as lender, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2022.

10.22*#
Amended and Restated Loan and Security Agreement, dated September 30, 2022, between United Wholesale Mortgage, LLC, as borrower, and Citibank, N.A., as lender, incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 4, 2022.

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
#
Certain confidential portions of this exhibit were omitted by means of marking portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: November 4, 2022	By:	/s/ Mathew Ishbia
Mathew Ishbia
Chairman, President and Chief Executive Officer