Form 10-K
period 2022-12-31
UWM Holdings Corp
filed 2023-03-01
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2022 was $326,829,162, based on the closing price on the New
York Stock Exchange on that date of $3.54. (Does not include shares issuable upon exercise of warrants).

As of February 24, 2023, the registrant had 93,101,971 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our utilization of our warehouse facilities, MSR Facility, and Revolving Credit Facility, including outstanding borrowings through 2023;
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
•our ability to sell loans in the secondary market, including to government sponsored enterprises, and to securitize our loans into mortgage-backed securities through the GSEs and Ginnie Mae, and our ability to sell MSRs in the bulk MSR secondary market;
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

Overview

We are the publicly traded indirect parent of United Wholesale Mortgage, LLC (“UWM”). Commencing in the third quarter of 2022, UWM is the largest overall residential mortgage lender in the U.S., despite originating mortgage loans exclusively through the wholesale channel. For the last eight years, including the year ended December 31, 2022, we have been the largest Wholesale Mortgage Lender in the U.S. by closed loan volume. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

We are focused on propelling the wholesale mortgage broker channel forward. During 2022, as interest rates rose and the mortgage industry experienced a slow-down of refinancings, we continued to make significant strides to provide Independent Mortgage Brokers with a variety of product offerings to address market conditions and bring more awareness to the broker channel overall and the value that this channel provides to consumers. With a culture of continuous innovation of technology, enhanced client experience, and market responsive pricing and profitability enhancements, our main goal has been to ensure the Independent Mortgage Broker community, and therefore UWM, is set up to win.

Founded in 1986 and headquartered in Pontiac, Michigan, we have built a client-focused, team-oriented culture that strives to bring superior customer service, efficiency and operational stability to our clients, the Independent Mortgage Brokers. UWM completed its business combination with Gores Holdings IV, Inc. (“Gores IV”) on January 21, 2021, pursuant to which UWM became an indirect subsidiary of Gores IV. Upon consummation of the business combination, Gores IV changed its name to UWM Holdings Corporation. We began trading on the New York Stock Exchange on January 22, 2021 under the ticker symbol UWMC.

Strategy

Our principal strategy that has driven our substantial growth over the past years, is our strategic decision to operate solely as a Wholesale Mortgage Lender—thereby avoiding conflict with our partners, the Independent Mortgage Brokers and their direct relationship with borrowers. We believe that by not competing for the borrower connection and relationship, we are able to generate significantly higher loyalty and satisfaction from our clients (the Independent Mortgage Brokers) who, in turn, armed with our partnership tools are positioned to direct a growing share of the residential mortgage volume nationwide.

Integral components of our strategy are (1) continuing our leadership position in the growing wholesale channel by investing in technology and partnership tools designed to meet the needs of Independent Mortgage Brokers and their customers, (2) capitalizing on our strategic advantages which include a singular focus on the wholesale channel, that can quickly adapt to market conditions and opportunities, and ample capital and liquidity, (3) employing our six pillars (see below) to drive a unique culture that we believe results in a durable competitive advantage and (4) originating high quality loans, the vast majority of which are backed directly or indirectly by the federal government, to minimize market risks and to maximize opportunity in different macroeconomic environments.

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

We operate exclusively as a Wholesale Mortgage Lender and only originate, underwrite and close mortgage loans arranged by an Independent Mortgage Broker. We believe that by focusing only on the wholesale channel, we can be a true partner to our clients (all of which are Independent Mortgage Brokers). Unlike “Retail Mortgage Lenders” that both offer mortgage loans directly to individual borrowers and underwrite the mortgage loans, we do not work directly with the borrower during the mortgage loan financing process.

Many of our competitors are primarily Retail Mortgage Lenders that also compete in the wholesale channel as Wholesale Mortgage Lenders. We believe that by competing in both channels, these competitors have an inherent conflict that makes them a less attractive option for Independent Mortgage Brokers when deciding which lender to work with when originating a mortgage loan. We further believe that this competitive advantage is a major reason that has and will continue to drive market share growth and loan production as the wholesale channel grows.

Leading in the Growing Wholesale Channel

According to the Nationwide Multistate Licensing System ("NMLS"), as of September 30, 2022, there were approximately 386,000 federally registered mortgage loan officers in the U.S. Our exclusive focus on the wholesale channel has resulted in relationships with over 12,000 independent broker businesses throughout the U.S., with over 45,000 associated loan officers—of which approximately 33,000 have submitted a loan to us during the year 2022. As the wholesale channel continues to grow, especially in a rising interest rate environment, we see a significant opportunity for these mortgage loan officers to join the wholesale channel.

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
• Develops and Protects Relationship with Borrower. Utilizing the wholesale channel with a true Wholesale Mortgage Lender allows Independent Mortgage Brokers to both cultivate new borrower relationships and maintain their relationships with borrowers throughout the mortgage lending process and beyond with less risk of being replaced by the lender in the next new purchase or a refinance. Retail Mortgage Lenders that dabble in the wholesale channel do not afford this protected relationship.
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
•Distribute Fixed Cost Across Wider Network. Our exclusive focus on the wholesale channel reduces our fixed costs by allowing us to distribute costs across a wider network of clients. We invest in the personnel and technology resources to underwrite, close, fund and sell residential mortgage loans. This results in a minimal fixed cost base for origination and high marginal profitability.
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
•Strong Brand Recognition. Our leading position as a Wholesale Mortgage Lender and ability to deliver superior client service provides us strong brand recognition with Independent Mortgage Brokers. Starting in the third quarter 2022, we were the largest residential mortgage lender in the U.S. For the year ended December 31, 2022, we had approximately 38% market share in the wholesale channel (based on data released by Inside Mortgage Finance ("IMF")) and 8% share of the overall mortgage market.
•Operational Excellence. We believe our exclusive focus on the wholesale channel provides us with a differentiated, client-centric business model that enables us to invest in, and deliver to our clients, a full suite of technology and workflow solutions that allow for industry-leading closing times for our clients. For the year ended December 31, 2022, we originated approximately 348,000 loans, down from approximately 654,000 loans for the year ended December 31, 2021. For the year ended December 31, 2022, our average application to clear to close time was 18 business days, compared to management's estimate of the industry average of 50 calendar days for 2022. During 2022, we closed an average of 5.9 loans per month per production team member, well above the industry average of 1.7 during the nine months ended September 30, 2022 (based on a Mortgage Bankers Association report). Furthermore, we delivered this speed while receiving an 89% average monthly client Net Promoter Score ("NPS") for the year ended December 31, 2022, as well as an 86% average monthly client NPS for the past six years.
•Innovative Technology Platforms. Leveraging our culture of continuous technological innovation, we have built proprietary technology platforms and exclusively license technology that support our clients and borrowers to provide what we believe to be a best-in-class client experience. We believe that our technology platforms provide us with a competitive advantage, driving client retention and offering the ability to efficiently and quickly achieve closings on loan originations. We offer our clients a complete platform with a highly efficient, external-facing interface that includes required regulatory and compliance mechanisms. We seek to continuously improve and innovate our technology platforms and have a team of over 1,100 full time team members as of December 31, 2022 committed to our information systems and technologies.

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
•Fun and friendship—We are a big believer that work can (and should) be fun. It’s about finding your passion and purpose—but always leaving time for friendship and camaraderie. UWM is consistently recognized as a great place to work, winning Top Workplaces USA in 2022 along with its 10th year in-a-row of both Best and Brightest Metro Detroit and Best and Brightest National.

These core principles influence everything we do and form the basis of our client-focused culture.

Originating High Quality Loans Backed Directly or Indirectly by the Federal Government to Minimize Risks and to Maximize Opportunity in Different Macroeconomic Environments

An integral component to our strategy is to originate high quality loans throughout the U.S. For the year ended December 31, 2022, our borrowers had a weighted average FICO score of approximately 738 as compared to a weighted average FICO score of 750 for the year ended December 31, 2021. The following charts illustrate our loan originations portfolio by type and FICO score mix for the year ended December 31, 2022:

Our model is focused on the origination business, with a specific focus on purchase loans. Historically, residential purchase mortgage loan origination volume has experienced less volatility in response to interest rate movements than the refinancing mortgage loan origination volume. Consequently, we believe that by focusing on the purchase business we will be better positioned to deliver more consistent volume in increasing and decreasing interest rate environments. In rising interest rate environments, we believe that our demonstrated reputation for excellent client service and short loan closing times will drive continued purchase mortgage volume, our broad client base will allow us to capitalize on lead generation and our cost structure will allow us to be more competitive on margins.

We currently retain the majority of the mortgage servicing rights ("MSRs") associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. In addition, our wholesale-only business is uniquely positioned to capture a greater share of purchase originations and, we believe, provides a competitive advantage relative to correspondent or various retail origination models.

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

Conventional agency-conforming mortgage loans

Since 2012, we have been primarily focused on originating conventional, agency-eligible loans that can be sold to Fannie Mae, Freddie Mac or transferred to Ginnie Mae pools for sale in the secondary market. Our conventional agency-conforming loans meet the general underwriting guidelines established by Fannie Mae and Freddie Mac. Loans that are written under the FHA program, the VA program or the USDA program are guaranteed by the governmental agencies and then transferred to Ginnie Mae pools for sale in the secondary market. Substantially all of our mortgage loans are underwritten to the “Qualified Mortgage” underwriting standards established by the Consumer Financial Protection Bureau ("CFPB"). For the year ended December 31, 2022, 94% of loans originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder were primarily jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors purely due to loan size.

The following table summarizes our loan production by loan type for the periods indicated.

($ in thousands) Loan Type	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Purchase:
Conventional	$62,274,030	$63,026,794	$33,717,939
Government	23,773,422	14,833,808	8,619,874
Jumbo and other	4,782,879	9,395,143	583,299
Total purchase	$90,830,331	$87,255,745	$42,921,112
Refinance:
Conventional	$27,059,252	$120,152,065	$119,807,647
Government	7,834,636	12,034,583	18,921,473
Jumbo and other	1,561,242	7,061,299	897,409
Total refinance	36,455,130	139,247,947	139,626,529
Total Loan Production	$127,285,461	$226,503,692	$182,547,641
Production volume (closest '000)	348,000	654,000	561,000
Average initial loan balance	$365	$346	$325

Our Mortgage Lending Process

We believe that our highly scaled, efficient and centralized mortgage lending processes are key to our success. Utilizing our proprietary system, “Easiest Application System Ever” (EASETM), and our dedicated team members we focus on client service, and loan quality throughout the entire loan origination, underwriting and closing processes. EASETM automates the process and, based on the jurisdictional requirements of the client and borrower, automatically generates the necessary documents required by us and by the clients for applications. The entire origination, underwriting and preparation of closing documents takes place in our centralized, paperless work environment where documents and data are entered into EASETM and are reviewed, processed and analyzed based on a set of pre-determined, rules-based workflows. We focus on speed to close as it is one of the primary metrics for client satisfaction. We believe our closing process is the most efficient in the industry and results in shorter application to clear-to-close times than any of the other major Retail Mortgage Lenders or Wholesale Mortgage Lenders. For both the years ended December 31, 2022 and December 31, 2021, we delivered an average of 18 business days from loan application to clear to close, as compared to management's estimates of the industry averages of 50 and 46 calendar days, respectively.

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

Underwriting

Our underwriting process is one of our key strategic advantages as our extensive training program and technology platforms allow us to produce a portfolio of high-quality loans, with an industry-leading time from application to clear to close and maintain the superior level of client service that allows us to attract and retain our clients. All mortgage loans that we originate are underwritten in-house by our underwriting team. We invest significant time and resources in our underwriters through our robust training process to help them and us succeed. We believe that our intensive training program is an integral component of our scalability as we are able to materially increase our underwriting resources, at a consistent quality, with less labor constraints and complications than our competitors.

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

We utilize technology and automated processes throughout the underwriting process, to provide our underwriters “guard rails” and allow us to efficiently and effectively underwrite loans while mitigating risk. For example, if a loan product requires an 80% loan-to-value or a family gift is providing a portion of a deposit, our systems are programmed to automatically populate the appropriate conditions and not permit the loan to move on to the next step in the underwriting process until the appropriate documents are uploaded into the system. We also recently launched BOLT, which allows mortgage brokers to obtain initial underwriting approval for qualified borrowers in as little as 15 minutes, which we believe will enable brokers to close loans faster.

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

We believe we have achieved industry leading close times through the use of proprietary technology and process innovations such as DocHub, UClose and BOLT (described in the "Advanced technologies and systems" section below). Additionally, in 2021, we recognized that one of the pain points in timely closings were the delays in obtaining appraisals. Consequently, we launched UWM Appraisal Direct. Appraisal Direct provides mortgage brokers a streamlined, transparent process for the scheduling, execution and delivery of an appraisal that they can easily track, which we believe will deliver faster appraisals to offer a better experience and relieve a key pain point in the mortgage industry.

Loan closing speeds are also positively impacted for clients who select our innovative Title Review and Closing ("TRAC") program, which provides an alternative to utilizing a traditional lender title policy. By leveraging in-house title counsel to review title related documents and issue attorney title opinion letters ("ATOL(s)") UWM is able to streamline the title review process and facilitate a faster and easier experience for the borrower.

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

Repurchase and indemnification risks

Although we do not retain credit risk on the loans we sell into the secondary market, we (i) have repurchase and indemnification obligations to purchasers of mortgage loans for breaches under our loan sale agreements and (ii) are contractually obligated, in certain circumstances, to refund to the purchasers certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time.

Loan sale agreements, including Fannie Mae and Freddie Mac master agreements, require us to make certain representations and warranties related to, among other things, the quality of the loans, underwriting of the loans in conformity with the applicable agency, FHA or VA guidelines, and origination in compliance with applicable federal, state and local laws and regulations. Generally, liability only arises if there is a breach of the representations and warranties in a material respect based on standards set forth under the terms of the related loan sale agreement. While some of the representations and warranties in our loan sale agreements may extend over the life of the loan, most of our historical repurchase activity has involved loans which defaulted within the first few years after origination. We attempt to limit the risk of repurchase and indemnification by structuring our operations to ensure that we originate high-quality mortgages that are compliant with the representations and warranties given in the loan sale agreements.

Infrastructure, Systems and Technologies

Advanced technologies and systems

We are a technology driven company that continuously seeks to innovate and provide superior systems to our clients, with over 1,100 highly trained team members dedicated to our technology and information systems located in our Pontiac, Michigan headquarters as of December 31, 2022.

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

Our client facing systems are generally proprietary (other than Blink+TM), developed in-house and were built to be scalable and readily modified, which allows us to quickly introduce enhanced features and to change loan program guidelines in response to market, industry and regulatory changes without excessive complex programming or dependency on outside entities. Our client facing systems are as follows:
•Boost - Our exclusive platform which provides independent mortgage brokers with streamlined access to purchase tailored leads, stay in touch with past clients, connect with real estate agents and opt into live call transfers.
•BOLT – Allows mortgage brokers to obtain initial underwriting approval for qualified borrowers in as little as 15 minutes, which we believe will enable brokers to close loans faster. We also believe that BOLT will unlock underwriter capacity and ultimately drive down our cost-per-loan.
•DocHubTM – Our custom-built document management system that allows team members to control the way they view, interact with, and deliver the documents required to close and fund loans. The program allows us to scale business without increasing costs associated with document storage, and processes can be designed in conjunction with the document management system for maximum efficiency.
•Blink+TM – A client facing point of sale (POS) system white-labeled for our clients. Blink+TM allows clients to access our products and pricing, automated underwriting system and fee templates. This solution syncs loan application data, including fees, with our EASETM program, and replaces a client’s costly existing system free of charge while encouraging lead conversion. Blink+TM integrates with Brand 360TM to convert leads into applications.
•InTouch Mobile App – A mobile app that allows our clients to handle virtually every aspect of the lending process, from underwriting through clear-to-close, without need for a desktop computer.
•Brand 360TM – Our all-encompassing marketing platform supports our clients’ growth and brand building capabilities. It provides useful communications tools to help our clients stay connected to borrowers and monitors home equity, new home listings, and rates to provide relevant market updates to ensure clients stay connected with potential new or repeat borrowers.

•UCloseTM – Our tool that allows clients to facilitate and easily control the closing process, notably timing, document generation, and title company interaction and the autonomous nature of the tool promotes more timely and efficient closings.
•EASETM – Our “Easiest Application System Ever” is our primary LOS that allows clients to interact with us and to select products, lock rates and run the Automated Underwriting System (AUS).

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

As of December 31, 2022, our servicing portfolio consisted of 967,050 loans with an aggregate UPB of approximately $312.5 billion, a weighted average service fee of 0.2862% and weighted average note rate of 3.64%. As of December 31, 2021, our servicing portfolio consisted of 1,017,027 loans with an aggregate UPB of approximately $319.8 billion, a weighted average service fee of 0.2624% and a weighted average note rate of 2.94%.

We have experienced delinquency rates in our servicing portfolio that are lower than the industry average, with the percentage of UPB of mortgage loans that are 60 or more days delinquent in payments (referred to as the “60+ delinquency rate”) of approximately 0.85% and 0.81% as of December 31, 2022 and 2021, respectively, compared to the industry average of 2.04% and 3.38%, based on data released by the Mortgage Bankers Association. We attribute this to both our commitment to high quality originations and our focus on client service within the servicing portfolio.

Advance obligations

As a servicer, we are obligated to service the loans according to the applicable agency, investor or credit owner guidelines and law. These obligations may require that we advance certain funds to securitization trusts and to others in the event that the borrowers are delinquent on their monthly mortgage payments. When a borrower remains delinquent, we may be required to advance principal and interest payments to the securitization trusts on the scheduled remittance date. We may also be required to advance taxes, insurance payments, legal fees, and maintenance and preservation costs with respect to property that is subject to foreclosure proceedings. These advances create a receivable due to us from the securitization trusts and/or borrower, and we recover these funds from the securitization trusts, from the borrower or from the proceeds of the sale of property in foreclosure. We had receivables of $135.4 million and $135.1 million as of December 31, 2022 and December 31, 2021, respectively, which are due to us from the securitization trusts and/or borrowers.

Competition

Competition in the residential mortgage loan origination market is intense. Institutions offering to make residential mortgage loans, regardless of the channel, include regional and community banks, thrifts, credit unions, mortgage banks, mortgage brokers, brokerage firms, insurance companies, and other financial institutions.

Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Other competitors, such as lenders who originate mortgage loans using their own funds, or direct retail lenders who market directly to homeowners, may have more operational flexibility in approving loans, may have advantages in soliciting home loans from their clients or have access to capital through deposits at lower costs than our warehouse facilities. Additionally, we operate at a competitive disadvantage in some respects to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state

“predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

Competition for mortgage loan originations takes place on various levels, including brand awareness, marketing, convenience, pricing, and range of products offered. We have increased our share of the residential mortgage market over time due to a client-centric, disciplined, centralized approach to origination. In the face of significant changes in the mortgage market, we have maintained our commitment to high credit quality loans. Our focus on technology and process improvements creates a more efficient origination system for both us and our clients. This has been rewarded with strong client service scores, via our net promoter scores, which we believe is a significant competitive advantage.

Government Regulations Affecting Loan Originations and Servicing

We operate in a heavily regulated industry that is highly focused on consumer protection. Our business is subject to extensive oversight and regulation by federal, state and local governmental authorities. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. We expect to continue to face regulatory scrutiny as a participant in the mortgage sector.

Our loan origination and loan servicing operations are primarily regulated at the state level by state financial services authorities and administrative agencies, and at the federal level by the CFPB. The CFPB has federal regulatory, supervisory and enforcement authority over the residential mortgage loan origination and servicing industry, including residential mortgage lenders and servicers, such as UWM. Specifically, the CFPB has rulemaking authority with respect to the federal consumer financial services laws applicable to mortgage lenders and servicers. These laws include (i) the Truth-In-Lending Act (TILA), (ii) the Homeowners Protection Act (HPA), (iii) the Real Estate Settlement Procedures Act (RESPA), (iv) the Home Mortgage Disclosure Act (HMDA) and Regulation C, and (v) the Fair Debt Collections Practices Act (FDCPA). The CFPB’s enforcement jurisdiction is broad, and it has the ability to initiate investigations and enforcement actions against mortgage lenders and servicers for violations of applicable consumer financial services laws, including, but not limited to, the Dodd-Frank Act’s prohibitions on unfair, deceptive or abusive acts and practices. In addition, the CFPB shares jurisdiction with the FTC with respect to (i) the Equal Credit Opportunity Act (ECOA) and Regulation B issued by the CFPB pursuant to ECOA, (ii) the Fair Housing Act (FHA) and (iii) the GLBA.

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

In addition to the CFPB, we are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service including, but not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, FHA, VA and USDA. We periodically receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The agencies as well as GSEs and Ginnie Mae, and various investors and lenders also subject us to periodic reviews and audits and examinations. We are also subject to the Bank Secrecy Act (BSA) and related regulations including the Office of Foreign Assets Control (OFAC) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act.

As noted above, we are also subject to the laws, regulations and rules of the fifty states in which we operate. These laws, regulations and rules may differ by state and sometimes differ from federal standards, are sometimes vague and subject to differing interpretations – all of which exposes us to legal and compliance risks. For example, many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a borrower will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property.

Our clients, the Independent Mortgage Brokers, are also subject to extensive regulation at the state level by state licensing authorities and administrative agencies. In certain circumstances, we can be held potentially liable for the acts and practices of our clients for violations of various federal and state consumer protection and other laws and regulations, including but not limited to (i) RESPA and Regulation X, (ii) the Federal Trade Commission Act (FTC Act), the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, each of which prohibit unfair or deceptive acts or practices and certain related practices; and (iii) the Telephone Consumer Protection Act (TCPA), which restricts telephone solicitations and the use of certain automatic telephone equipment. As a part of our enterprise risk management approach, we monitor our clients’ compliance with applicable laws and regulations.

The federal and state laws, rules and regulations to which we or our clients are subject affect nearly all aspects of our lending and servicing operations as well as those of our clients and partners. Given the extensive, complex and sometimes vague nature and scope of the laws, rules and regulations applicable to us, our clients and our partners and the judicial and administrative decisions and other actions interpreting them, we are subject to significant legal and compliance risks that could arise merely from inadvertent errors and omissions that we may not be able to eliminate entirely from our operations and activities or from the inadvertent errors of clients or partners that we may not be able to control for or address proactively. Consequently, we devote substantial resources to regulatory compliance and collaborate across our legal, operations, underwriting and IT teams to maintain our compliance management systems. However, we believe that the complexity of governmental regulations and the cost of compliance is a competitive advantage insofar as it imposes barriers to entry, limiting market participants to those whose volume supports such costs. Laws, rules and regulations that affect participants in the residential mortgage lending process, such as Independent Mortgage Brokers, also afford us an opportunity to leverage our technology platform to develop processes that are faster, easier and more affordable for such participants and ultimately for consumers.

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

Team Members

Our team members are the secret to our success, and we believe our team is only as strong as we make it. As of December 31, 2022, we had approximately 6,000 team members, substantially all of whom are based in our corporate campus in Pontiac, Michigan. We celebrate our team members and all of their accomplishments through various events throughout the year. From our annual company-wide family fair with thousands of smiling faces to afternoon dance parties, we believe that it is important to focus on the health and happiness of our team members and their families.

We provide a combination of health and retirement benefits to our eligible team members, including but not limited to coverage for medical care, vision, dental, life insurance, disability, 401(k) and paid time off. Our campus also offers team members easy ways to manage their health and welfare with a full-size indoor basketball court, an outdoor sand volleyball court, a large, state-of-the-art fitness center with a variety of fitness classes, a game room, featuring arcade games and table tennis, a primary care doctor's office, physical therapy studio, chiropractor and a full-time massage therapist.

We believe this commitment to our team members is why we have been recognized again in 2022 by numerous organizations for being a top employer and a great place to work. In a 2022 employee engagement survey, 95.28% of team members responded that they felt they belonged at UWM from a diversity and inclusion standpoint.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion so all team members feel respected and no team member feels discriminated against. Our diverse, inclusive culture was built to promote positive attitudes, strong work ethics and individual authenticity. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2022, approximately 42% of our team members were female and 31% of our team members that choose to identify their ethnicity identified as ethnically diverse.

Engagement and Opportunities

Continuous improvement is a primary focus of our strategic plan and one of our core pillars. We believe personal and professional growth accelerates careers while promoting productivity and innovation. We heavily invest in the development of each team member. We have approximately 200 training team members dedicated to providing our new hires and existing team members with the trainings and resources necessary to pursue their career paths and ensure compliance with our policies. In 2022, approximately 1.6 million total training hours were delivered to team members. We are dedicated to increasing team member engagement by strategically aligning talent within UWM. As a result, we promoted approximately 1,300 team members during 2022.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations section of our website at www.uwm.com as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this Annual Report.
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
Our financial performance is directly affected by, and subject to substantial volatility from changes in prevailing interest rates. During 2022, in order to address rising inflation, the Federal Reserve began to aggressively raise interest rates. As a result, mortgage interests have significantly increased which has significantly adversely affected the volume of refinancings and new mortgage originations. Rising interest rates and inflation will likely decrease the demand for new mortgage originations and refinancings and increase competition for borrowers. This has and is expected to continue to adversely pressure our margins origination volumes, especially our refinance volume.

With regard to the portion of our business that is centered on refinancing existing mortgages, generally, the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes. As interest rates rise, refinancing, has and is expected to continue to generally become a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. With regard to our purchase mortgage loan business, higher interest rates may also reduce demand for purchase mortgages as home ownership becomes more expensive. This has and is expected to continue to adversely affect our revenues or require us to increase marketing expenditures in an attempt to increase or maintain our volume of mortgages.

Changes in interest rates are also a key driver of the performance of our servicing portfolio, particularly because our portfolio includes MSRs, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. In addition, increased prepayment rates may lead to increased asset decay and a decrease in servicing fees. As a result, decreases in interest rates could have a detrimental effect on our business.

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

A significant majority of our mortgage loans are conforming loans sold to GSEs such as Fannie Mae and Freddie Mac or insured by FHA or VA and sold into GNMA securities. In connection with such sales and insuring, we make representations and warranties to the GSE, FHA or VA that the mortgage loans conform to their respective standards. These standards include, among other items, compliance with origination guidelines, underwriting, appraisals, insurance and legal documents. In 2021, we launched a new program, UWM Appraisal Direct, in which we directly engage with appraisers rather than utilizing an appraisal management company. While we believe that this new program meets all of the GSE guidelines, there is a risk that the GSEs could decide that our implementation of this new process did not meet their standards.

If a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of our sale or insuring, we are required to repurchase the loan, replace it with a substitute loan and/or indemnify the applicable agency for losses. In the case of repurchases, we typically repurchase such loan and resell it into a non-conforming market at a discount to the repurchase price. As of December 31, 2022, we had accrued a $60.5 million reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves recorded in our consolidated financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business.

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

As a Wholesale Mortgage Lender, we market and originate mortgage loans exclusively through independent third-parties, comprised of Independent Mortgage Brokers. While we believe using Independent Mortgage Brokers best serves mortgage consumers, our reliance on third parties presents risks and challenges, including the following:
•Our business depends in large part on the marketing efforts of our clients and on our ability to offer loan products and services that meet the requirements of our clients and their borrowers. However, loan officers are not obligated to sell or promote our products and many sell or promote competitors’ loan products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, and/or offer higher incentives than we do. Therefore, we may not be able to continue to attract and retain clients to originate loans for us. The failure or inability of our clients to successfully market our mortgage products could, in turn, have a material adverse impact on our business, financial condition and results of operations.
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
•Growth in our market share is principally dependent on growth in the market share controlled by the wholesale channel. Independent Mortgage Brokers controlled 20.3% of mortgage loan originations in the U.S. as of December 31, 2022, while direct-to-consumer activity represented 79.7% of the loan originations in the U.S. as of that date (based on data released by IMF). Consequently, more competitors have focused on “direct-to-the-consumer” distribution models that market digital ease and technological efficiencies. Continued advancements or the perception of efficiency in “direct-to-the-consumer” distribution models may impact the overall market share controlled by our clients and make it more difficult for us to grow, or require us to establish relationships with more clients.

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

The mortgage industry can be very cyclical, with loan origination volumes varying materially based on macroeconomic conditions. If we are unable to effectively manage our team members during periods of volatility, it could adversely affect our current business operations and our growth.

The mortgage industry can be very cyclical, with loan origination volumes varying materially based on macroeconomic conditions. For example, in response to significant increases in interests rates, our loan origination volume in 2022 decreased by 44% and our number of team members decreased by 25% as compared to the prior year end. However, during 2021, our loan origination volume increased by 24% while our number of team members increased by 7%, as compared to the prior year end. Our ability to effectively manage significant increases and decreases in loan origination volume will depend on our ability to hire, integrate, train and retain highly-qualified personnel for all areas of our organization during these periods of changing volume. Any talent acquisition and retention challenges or mismanagement of our personnel needs in these situations could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. As the pool of qualified candidates has continued to be limited and there continues to be significant competition for talent, we may face challenges to hire and retain highly qualified personnel in changing environments. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. If we do not effectively manage our pool of team members in times of volatility, it could disrupt our business operations and have a negative impact on our long-term growth.

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

The occurrence of any of the foregoing events could subject us to increased costs, litigation, disputes, damages, and other liabilities. In addition, the foregoing events could result in violations of applicable privacy and other laws. If this information is inappropriately accessed and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected individuals for any losses they may have incurred as a result of such misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liability to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our team members’, clients’, borrowers’ and loan applicants’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses. Furthermore, any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage clients or borrowers from doing business with us.

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

Additionally, the technology and other controls and processes we have created to help us identify misrepresented information in our loan origination operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our loan origination operations. If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in client dissatisfaction and damage to our reputation and brand, and have a material impact on our business.

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

In addition to our proprietary software, we license third-party software and depend on services from various third parties for use in our products. For example, we rely on third-party vendors for our online mortgage application services, to generate the documents required for closing the document, to generate flood certifications and to confirm employment. While there are other providers of these services in the market, any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our reputation and our future financial condition and results of operations.

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

Therefore, the failure of our sub-servicers to adequately perform their servicing obligations may subject us to liability for their improper acts or omissions and adversely affect our financial performance. Specifically, we may be adversely affected:
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

Servicers of mortgage loans are often times contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Additionally, pursuant to the amended rules announced by the CFPB on June 28, 2021, we are now subject to new requirements on our ability to collect servicing related fees, such as late fees, and initiating foreclosure proceedings. The new rules implemented by the CFPB create additional procedures which servicers must follow, and the costs and administrative burden associated with complying with these regulations may have a material adverse effect on our cash flows, business, and financial condition. Even though delinquencies generate higher ancillary revenues, including late fees, it is unlikely that we will be able to collect such ancillary fees for delinquencies relating to the COVID-19 pandemic as the federal and state legislation and regulations as well as administrative enforcement response to the COVID-19 pandemic continue to evolve. Approximately 0.65% of our serviced loans are in forbearance as of December 31, 2022.

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

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contributes to our business.

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

Substantially all of our operations are housed on one campus in Pontiac, Michigan. Our campus could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, extreme weather conditions, medical epidemics, and other natural or man-made disasters, pandemics, epidemics, or other business interruptions. If due to such disaster a significant portion of our team members must work remotely for an extended period of time, our business may be negatively impacted. See “—If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.” In addition, it could be costly and time-consuming to repair or replace our campus.

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

We entered into a tax receivable agreement with SFS Corp. that provides for the payment by us to SFS Corp. (or its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by us as a result of payments we make under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments we make under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to us which arise from, among other things, the sale of certain assets such as MSRs as a result of section 704(c) of the Internal Revenue Code of 1986 (the “Code”) (the tax attributes in clauses “(i)” through “(iv)” collectively referred to as the “Covered Tax Attributes”). The tax receivable agreement will make certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the Covered Tax Attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made.

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

We fund a vast majority of the mortgage loans we originate through borrowings under our short-term warehouse facilities and funds generated by our operations. Our ability to fund our loan originations may be impacted by our ability to secure further such borrowings on acceptable terms. Our warehouse facilities typically renew annually, although as of December 31, 2022, three of our facilities ($4.0 billion in available credit) had a two year renewal term. However, as of December 31, 2022, all but $401.0 million of our warehouse facilities were uncommitted and can be terminated by the applicable lender at any time. Our warehouse facilities are generally structured in the form of repurchase agreements. We currently leverage and, to the extent available, intend to continue to leverage the mortgage loans we originate with borrowings under these repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to other lenders, which are the repurchase agreement counterparties, and receive cash from these lenders. These lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but which may have terms of up to 364 days or longer. These repurchase agreements subject us to various risks:
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
•If we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements also typically contain cross default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of our repurchase agreements, we may need to enter into replacement agreements with different lenders.
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

We measure the fair value of our mortgage loans, derivatives and MSRs on a recurring basis. Fair value determinations require many assumptions, especially to the extent there are not active markets for identical assets. For example, we generally estimate the fair value of loans based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of interest rate lock commitments, or IRLCs, are measured based upon the difference between the current fair value of similar loans (as determined generally for mortgages at fair value) and the price at which we have committed to originate the loans, subject to the pull-through factor. Further, MSRs do not trade in an active market with readily observable prices and, therefore, their fair value is determined using a valuation model that calculates the present value of estimated net future cash flows, using estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income and ancillary income, and late fees. If our estimates of fair value prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our financial condition and results of operations.

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

Our warehouse facilities contain, and our other current or future debt agreements may contain, covenants imposing operating and financial restrictions on our business, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, profitability requirements, litigation judgment thresholds, and other customary debt covenants. We are also subject to minimum financial eligibility requirements established by the FHA, VA, GSEs and Ginnie Mae, including net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service such agency mortgage loans and MBS and cover the associated financial obligations and risks, and these minimum requirements will be increased in 2023 and 2024 upon the effectiveness of new rules adopted by the GSEs and Ginnie Mae. In addition, the indentures governing our 2025 Senior Notes, 2029 Senior Notes, and 2027 Senior Notes contain covenants imposing operating and financial restrictions on our business. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity, and could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions.

A breach of the covenants under our warehouse facilities, Senior Notes, or other debt agreements can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under any facility. To the extent that the minimum financial requirements imposed by the agencies are not met, the agencies may suspend or terminate our agency approvals or agreements, which could cause us to cross default under our warehouse facilities arrangements, could have an adversely effect on our ability to access these markets and could have a material adverse effect on our liquidity and future growth.

In addition, the covenants and restrictions in our warehouse facilities, indentures governing our Senior Notes, and other debt agreements may restrict our ability to, among other things:
•make certain investments;
•declare or pay dividends on capital stock;
•redeem or purchase capital stock and certain debt obligations;
•incur liens;
•enter into transactions with affiliates;
•enter into certain agreements restricting our subsidiaries’ ability to pay dividends;
•incur indebtedness; and
•consolidate, merge, make acquisitions and sell assets.

These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations. In addition, if we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business.

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

We and our clients must also comply with a number of federal, state and local consumer financial services, laws and regulations including, among others, the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the TCPA, the GLBA, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the TRID rules, the Dodd-Frank Act, the Appraisal Independence Rule, the Bank Secrecy Act, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These laws and regulations apply to loan origination, home appraisal, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about borrowers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. The Appraisal Independence Rule requires that there be a separation of duties to ensure no conflicts of interest. In 2021, we launched a new program, UWM Appraisal Direct, in which we directly engage appraisers rather than utilizing an appraisal management company. While we believe that this new program meets all of the regulatory and legal requirements, there is a risk that a regulatory agency could decide that our program does not meet all of the regulatory and legal requirements or that the new process could expose us to additional liability.

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

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. With the change in Presidential Administrations and, in turn, CFPB leadership, the CFPB is heightening its examination and enforcement scrutiny of the consumer finance, including mortgage, industry. The CFPB has rulemaking authority with respect to most of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the FDCPA. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay, “Qualified Mortgage” standards and other origination standards and practices as well as guidance addressing relationships with brokers, communication with borrowers, secondary market transactions, servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. These regulations and guidance may adversely impact our ability or the cost to develop new products which respond to market conditions, subject us to additional requirements under the ECOA, for example with respect to valuations, including appraisals and automated valuation models, may subject us to additional rules and potential liability arising from our role as an originator, lender or loan servicer and potentially increase our lender liability, vendor management risk or other risks.

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

Beyond these mortgage-specific initiatives, the CFPB is generally increasing its scrutiny of fee-based business models and so-called “junk fees," fair lending and servicing, and potential misuse of consumer data – all of which could subject players in the mortgage industry to additional rules or supervisory or enforcement scrutiny.
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

We are also required to follow specific guidelines that impact the way that we originate and service such agency loans. A significant change in these guidelines that has the effect of decreasing the fees we charge or requiring us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would also adversely affect our business, financial condition, liquidity and results of operations.

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

If new laws and regulations lengthen foreclosure times or introduce new regulatory requirements regarding foreclosure procedures, our operating costs could increase and we could be subject to regulatory action.

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

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only qualified mortgages may be exposed to discrimination claims under a disparate impact theory.

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

From time to time, we are named as a defendant in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. In addition, we have grown our number of team members materially in recent years and have increased our profile in the community and nationally. As a result, the number of lawsuits against us regarding alleged violation of employment laws, including wage and hour, and other employment issues, has and may continue to increase. In recent years there has been an increase in the number of collective and class actions with respect to employment matters against employers generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims, whether or not they have merit, could result in reputational risk, negative publicity, out-of-pockets costs and distraction to our management team.

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

Resales of the outstanding shares of Class A common stock or shares issuable upon Holdings LLC Unit Exchanges, exercise of Warrants or in connection with the Earn-Out could depress the market price of our Class A common stock or result in dilution.

As of February 24, 2023, there were 93,101,971 shares of our Class A common stock outstanding. In addition, (1) 1,502,069,787 shares of Class A common stock (or approximately 1,592,831,471 shares of Class A common stock if the full amount of the Earn-Out Shares is earned) may be issued to SFS Corp. or its transferees or assignees in connection with future Holdings LLC Unit Exchanges and (2) 15,874,987 shares may be issued upon exercise of our outstanding Warrants with a strike price of $11.50 per share. Currently, all of the shares of Class A common stock outstanding are freely tradable. In addition, we have the obligation to register for resale, at any time, all of the Shares of Class A Common Stock issuable to SFS Corp. upon Holdings LLC Unit Exchanges, of which 500 million shares have been currently registered. Shares of Class A common stock issuable upon the exercise of our Warrants or in connection with the Earn-Out or upon Holdings LLC Unit Exchanges may result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Such sales of shares of Class A common stock or the perception that such sales may occur could depress the market price of our Class A common stock.

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

In addition, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. In addition, the trading prices of companies that were formerly special purpose acquisition companies have, and may continue to, experience volatility unrelated to the operating performance of the specific company. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to our business could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

•a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
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
• advance notice procedures set forth in the Amended and Restated Bylaws that stockholders must comply with in order to nominate candidates to our Board or to propose other matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
• an exclusive forum provision which provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of ours to our business or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our Charter or the Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, will be required to be filed in either (x) the Sixth Judicial Circuit, Oakland County, Michigan (or, if the Sixth Judicial Circuit, Oakland County, Michigan lacks jurisdiction over any such action or proceeding, then another state court of the State of Michigan, or if no state court of the State of Michigan has jurisdiction over any such action or proceeding, then the United States District Court for the Eastern District of Michigan) or (y) the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware lacks jurisdiction then the U.S. District Court for the District of Delaware).

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

Our Charter requires that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of our business to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, to be filed in either (x) the Sixth Judicial Circuit, Oakland County, Michigan (or, if the Sixth Judicial Circuit, Oakland County, Michigan lacks jurisdiction over any such action or proceeding, then another state court of the State of Michigan, or if no state court of the State of Michigan has jurisdiction over any such action or proceeding, then the United States District Court for the Eastern District of Michigan) or (y) the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware lacks jurisdiction then the U.S. District Court for the District of Delaware). The exclusive forum provision described above does not apply to actions arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

General Risk Factors

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common stock.

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

Item 1b. Unresolved Staff Comments

None
Item 2. Properties

Our corporate headquarters, located in Pontiac, Michigan, is comprised of five separately leased buildings with approximately 1.4 million square feet of occupied space, that house substantially all of our operations. In addition, we have two land leases, one providing parking space for our team members and the other an outdoor food court pavilion. We lease the space from entities controlled by Mat Ishbia, our CEO and Jeff Ishbia, a director and our founder. We believe that our corporate headquarters is suitable and adequate to meet the needs of our business.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with Independent Mortgage Brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, treble damages, attorneys’ fees and injunctive relief. We filed a renewed motion to dismiss on September 7, 2021. On July 27, 2022, the magistrate judge assigned to consider our motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice. In response, Okavage filed a second amended class action complaint on November 8, 2022. On December 14, 2022, UWM and its CEO filed a motion to dismiss the second amended complaint, and that motion remains pending.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan, seeking monetary damages and injunctive relief. The complaint alleges that AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims, including fraud and misrepresentation, against UWM. UWM filed a motion to dismiss AML’s counterclaims, and on December 12, 2022, the court granted UWM’s motion in large part, dismissing all of AML’s counterclaims except for its declaratory judgment claim. The case remains pending.

Item 4. Mine Safety Disclosures

Not applicable.

PART I
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Ticker Symbol

Our Class A common stock and Warrants are currently listed on the NYSE under the symbols "UWMC" and "UWMCWS," respectively. The closing price of the Class A common stock and Warrants as of February 24, 2023 was $4.19 and $0.17, respectively.

Holders

As of February 24, 2023, there were 45 holders of record of our Class A common stock and 3 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B common stock, Class C common stock, or Class D common stock.

Dividend Policy

We initiated a quarterly dividend on shares of our Class A common stock in the first quarter of 2021. The dividend amount is reviewed each quarter and declared by our Board of Directors quarterly based on a number of factors, including, among other things, our earnings, our financial condition, growth outlook, the capital required to support ongoing growth opportunities and compliance with other internal and external requirements. In connection with the declaration of a dividend on our shares of Class A common stock, the Board, in its capacity as the Manager of Holdings LLC (UWMC's consolidated subsidiary and UWM's direct parent), is required pursuant to the terms of the Holdings LLC Second Amended and Restated Operating Agreement, to determine whether to (a) make distributions from Holdings LLC to only UWMC, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of UWMC or (b) make proportional and simultaneous distributions from Holdings LLC to both UWMC, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

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
There were no repurchases of the Company's shares of its outstanding Class A common stock during the year ended December 31, 2022. As of December 31, 2022, the remaining amount authorized under the share repurchase program was $218.4 million.

Performance Graph

The graph below compares the cumulative total return for our common stock for the period from the closing of the Business Combination transaction on January 21, 2021 through December 31, 2022 with the comparable cumulative returns of two indices: the Russell 2000 Index and the Dow Jones US Mortgage Finance Index, which is an industry index comprised of mortgage financing companies. The graph assumes $100 invested on January 21, 2021 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2022.

Comparison of Total Return
(January 21, 2021-December 31, 2022)
$140
$120
$100
$80
$60
$40
$20
$0
1/21/2021
4/21/2021
7/21/2021
10/21/2021
1/21/2022
4/21/2022
7/21/2022
10/21/2022
UWMC
Dow Jones US Mortgage Finance Index
Russell 2000 Index

Item 6. Reserved

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

Business Overview

We are the largest overall residential mortgage lender in the U.S., despite originating mortgage loans exclusively through the wholesale channel. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last eight years, including the year ended December 31, 2022, we have also been the largest wholesale mortgage lender in the U.S. by closed loan volume, with approximately 38% market share of the wholesale channel for the year ended December 31, 2022 (based on the most recent data released by Inside Mortgage Finance).

Our mortgage origination business derives revenue from originating, processing and underwriting primarily Government-sponsored enterprises ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. During the second quarter of 2021, we began selling pools of originated mortgage loans through private label securitization transactions, although there have been no loan sales through our private label securitization transactions in 2022. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage advisor, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). As of December 31, 2022, the self-warehouse amount was $181.3 million, and our daily average self-warehouse balances were $185.1 million and $184.1 million for the years ended December 31, 2022 and 2021, respectively. At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Our unique model, focusing exclusively on the wholesale channel, results in what we believe to be complete alignment with our clients and superior customer service arising from our investments in people and technology that has driven demand for our services from our clients.

New Accounting Pronouncements Not Yet Effective

See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company's consolidated financial statements.

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
•    provision for representation and warranty obligations, which represent the reserves initially established for our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. Included within these reserves are amounts for estimated liabilities for requirements to repay a portion of any premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans;
•    the change in fair value of IRLCs, FLSCs and recorded loans on the balance sheet, due to changes in estimated fair value, driven primarily by interest rates but also influenced by other assumptions; and
•capitalization of MSRs, representing the estimated fair value of newly originated MSRs when loans are sold and the associated servicing rights are retained.

Compensation earned by our clients, Independent Mortgage Brokers, is included in the cost of the loans we originate, and therefore netted within loan production income.

Loan servicing income. Loan servicing income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing income is recorded upon collection of payments from borrowers.

Interest income. Interest income represents interest earned on mortgage loans at fair value.

Components of Operating Expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, general and administrative (including professional services, occupancy and equipment), interest expense, and other expense/(income) (primarily related to the increase or decrease, respectively, in the fair value of the liability for the Public and Private Warrants, the increase or decrease, respectively, in the Tax Receivable Agreement liability, and the decrease or increase, respectively, in the fair value of retained investment securities).

Years Ended December 31, 2022, 2021 and 2020 Summary

For the year ended December 31, 2022, we originated $127.3 billion in residential mortgage loans, which was a decrease of $99.2 billion, or 44%, from the year ended December 31, 2021. We generated $931.9 million of net income during the year ended December 31, 2022, which was a decrease of $636.5 million, or 40.6%, compared to net income of $1.57 billion for the year ended December 31, 2021. Adjusted EBITDA for the year ended December 31, 2022 was $282.4 million as compared to $1.42 billion for the year ended December 31, 2021. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the year ended December 31,
($ in thousands)	2022	2021	2020
Net income	$931,858	$1,568,400	$3,382,510
Interest expense on non-funding debt	132,647	86,086	28,062
Provision for income taxes	2,811	9,841	2,450
Depreciation and amortization	45,235	35,098	16,820
Stock-based compensation expense	7,545	6,467	—
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(868,803)	(286,348)	—
(Recovery)/Impairment of MSRs (2)	—	—	19,584
Deferred compensation, net(3)	7,370	21,900	4,665
Change in fair value of Public and Private Warrants (4)	(7,683)	(36,105)	—
Change in Tax Receivable Agreement liability (5)	3,200	11,937	—
Change in fair value of investment securities (6)	28,222	1,061	—
Adjusted EBITDA	$282,402	$1,418,337	$3,454,091

(1)Reflects the change ((increase)/decrease) in fair value of MSRs due to changes in valuation inputs or assumptions, including discount rates and prepayment speed assumptions, primarily due to changes in market interest rates. Refer to Note 5 - Mortgage Servicing Rights to the consolidated financial statements.
(2)Reflects temporary impairments recorded as a valuation allowance against the value of MSRs, and corresponding subsequent recoveries.
(3)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(4)Reflects the change (increase/(decrease)) in the fair value of the Public and Private Warrants.
(5)Reflects the change (increase/(decrease)) in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements for additional information related to the Tax Receivable Agreement.
(6)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020

	For the year ended December 31,
($ in thousands)	2022	2021	2020
Revenue
Loan production income	$981,988	$2,585,807	$4,551,415
Loan servicing income	792,072	638,738	288,304
Change in fair value of mortgage servicing rights	284,104	(587,813)	—
Gain on sale of mortgage servicing rights	—	1,791	(62,285)
Interest income	314,462	331,770	161,160
Total revenue, net	2,372,626	2,970,293	4,938,594
Expenses
Salaries, commissions and benefits	552,886	697,680	552,143
Direct loan production costs	90,369	72,952	54,459
Marketing, travel, and entertainment	74,168	62,472	20,367
Depreciation and amortization	45,235	35,098	16,820
General and administrative	179,549	133,334	98,856
Servicing costs	166,024	108,967	70,835
Amortization, impairment and pay-offs of mortgage servicing rights	—	—	573,118
Interest expense	305,987	304,656	167,036
Other expense/(income)	23,739	(23,107)	—
Total expenses	1,437,957	1,392,052	1,553,634
Earnings before income taxes	934,669	1,578,241	3,384,960
Provision for income taxes	2,811	9,841	2,450
Net income	931,858	1,568,400	3,382,510
Net income attributable to non-controlling interest	890,143	1,469,955	N/A
Net income attributable to UWM Holdings Corporation	$41,715	$98,445	N/A

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the year ended December 31,
($ in thousands)	2022	2021	2020
Loan origination volume by type
Purchase:
Conventional	$62,274,030	$63,026,794	$33,717,939
Government	23,773,422	14,833,808	8,619,874
Jumbo and other	4,782,879	9,395,143	583,299
Total purchase	$90,830,331	$87,255,745	$42,921,112
Refinance:
Conventional	$27,059,252	$120,152,065	$119,807,647
Government	7,834,636	12,034,583	18,921,473
Jumbo and other	1,561,242	7,061,299	897,409
Total refinance	36,455,130	139,247,947	139,626,529
Total loan origination volume	$127,285,461	$226,503,692	$182,547,641
Portfolio metrics
Average loan amount	$365	$346	$325
Weighted average loan-to-value ratio	79.67%	71.68%	71.01%
Weighted average credit score	738	750	758
Weighted average note rate	4.82%	2.90%	3.01%
Percentage of loans sold
To GSEs	94%	90%	99%
To other counterparties	6%	10%	1%
Servicing-retained	97%	99%	100%
Servicing-released	3%	1%	—%
The components of loan production income for the periods presented were as follows:

	For the year ended December 31,		Change	Change %
($ in thousands)	2022	2021
Primary gain (loss)	$(1,479,762)	$(244,134)	$(1,235,628)	506.1%
Loan origination fees	278,594	477,759	(199,165)	(41.7)%
Provision for representation and warranty obligations	(30,416)	(45,301)	14,885	(32.9)%
Capitalization of MSRs	2,213,572	2,397,483	(183,911)	(7.7)%
Loan production income	$981,988	$2,585,807	$(1,603,819)	(62.0)%

Gain margin(1)	0.77%	1.14%	(0.37)%

	For the year ended December 31,		Change	Change %
($ in thousands)	2021	2020
Primary gain (loss)	$(244,134)	$2,291,731	$(2,535,865)	(110.7)%
Loan origination fees	477,759	399,996	77,763	19.4%
Provision for representation and warranty obligations	(45,301)	(36,510)	(8,791)	24.1%
Capitalization of MSRs	2,397,483	1,896,198	501,285	26.4%
Loan production income	$2,585,807	$4,551,415	$(1,965,608)	(43.2)%

Gain margin(1)	1.14%	2.49%	(1.35)%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.

Loan production income was $982.0 million for the year ended December 31, 2022, a decrease of $1.60 billion, or 62.0%, as compared to $2.59 billion for the year ended December 31, 2021. The decrease in loan production income was primarily driven by a decrease in loan production volume, along with a decrease of 37 basis points in gain margin, from 114 basis points for the year ended December 31, 2021 to 77 basis points for the same period in 2022. Loan production volume declined $99.2 billion, or 44%, from $226.5 billion to $127.3 billion during the year ended December 31, 2022, as compared to the same period in 2021, primarily due to lower refinance volume as a result of the higher primary mortgage interest rate environment during 2022, partially offset by an increase in purchase volume despite the higher interest rate environment and an overall decline in purchase volume for the industry. The decrease in gain margin from the prior year period was primarily due to an increase in primary loss due to the increasing interest rate and the competitive mortgage pricing environments in 2022, impacted by a pricing initiative launched by UWM in the second half of 2022 aimed at long-term growth of the wholesale channel and our market share. Management believes that the pricing initiative has been successful, as evidenced by the Company becoming the largest residential mortgage lender in the country for the second half of 2022 and the increased market share of the wholesale channel.

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

Loan servicing income and Servicing costs
The table below summarizes loan servicing income and costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee UWM's servicing operations):

	For the year ended December 31,		Change $	Change %
($ in thousands)	2022	2021
Contractual servicing fees	$781,109	$632,276	$148,833	23.5%
Late, ancillary and other fees	10,963	6,462	4,501	69.7%
Loan servicing income	$792,072	$638,738	$153,334	24.0%

Servicing costs	166,024	108,967	57,057	52.4%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2021	2020
Contractual servicing fees	$632,276	$284,257	$348,019	122.4%
Late, ancillary and other fees	6,462	4,047	2,415	59.7%
Loan servicing income	$638,738	$288,304	$350,434	121.6%

Servicing costs	108,967	70,835	38,132	53.8%

	For the year ended December 31,
($ in thousands)	2022	2021	2020
Average UPB of loans serviced	$309,141,653	$256,130,021	$121,467,440
Average number of loans serviced	961,140	821,406	387,791

Loan servicing income was $792.1 million for the year ended December 31, 2022, an increase of $153.3 million, or 24.0%, as compared to $638.7 million for the year ended December 31, 2021. The increase in loan servicing income during the year ended December 31, 2022 was primarily driven by the increased average servicing portfolio.

Servicing costs increased $57.1 million for the year ended December 31, 2022 from the year ended December 31, 2021 as a result of the increase in the average servicing portfolio and Ginnie Mae loan loss mitigation expenses in 2022.

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

Servicing costs increased $38.1 million during the year ended December 31, 2021 as compared to the same period in prior year due to the increase in the servicing portfolio, partially offset by gains in 2021 from the repurchase, modification and re-delivery of Ginnie Mae loans eligible for repurchase.

For the periods presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	December 31, 2022	December 31, 2021
UPB of loans serviced	312,454,025	319,807,457
Number of loans serviced	967,050	1,017,027
MSR portfolio delinquency count (60+ days) as % of total	0.85%	0.81%
Weighted average note rate	3.64%	2.94%
Weighted average service fee	0.2862%	0.2624%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net increase of $284.1 million for the year ended December 31, 2022 as compared with a net decrease of $587.8 million for the year ended December 31, 2021. The change in fair value for the year ended December 31, 2022 was primarily attributable to an increase in fair value of approximately $868.8 million due to changes in valuation inputs/assumptions, mainly as a result of higher interest rates, partially offset by a decline in fair value of approximately $556.9 million due to realization of cash flows and decay (including loans paid in full) and approximately $27.8 million of net reserves and transaction costs for bulk MSR sales. The net decrease in fair value for the year ended December 31, 2021 of approximately $587.8 million was attributable to declines of approximately $859.3 million due to realization of cash flows and decay (including loans paid in full) and approximately $14.9 million of net reserves and transaction costs for bulk MSR sales, offset by an increase of approximately $286.3 million resulting from changes in valuation inputs/assumptions, such as changes in interest rates.
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Interest income	$314,462	$331,770	$161,160
Less: Interest expense on funding facilities	173,340	218,570	138,974
Net interest income	$141,122	$113,200	$22,186

Interest expense on non-funding debt	$132,647	$86,086	$28,062
Total interest expense	305,987	304,656	167,036

Net interest income (interest income less interest expense on funding facilities) was $141.1 million for the year December 31, 2022, an increase of $27.9 million, or 25%, as compared to $113.2 million for the year ended December 31, 2021. This increase was primarily driven by a decrease in interest expense on funding facilities, due to lower average warehouse borrowing balances (due to lower production volume in 2022) and higher escrow credits provided by warehouse lenders, offset by higher interest rates on warehouse facilities (all of which are based on variable interest rate benchmarks plus a spread). Interest income decreased by a lesser amount due to decreases in the average balances of mortgage loans at fair value (due to lower production volume in 2022), offset by higher average note rates on loans at fair value.

Interest expense on non-funding debt was $132.6 million for the year December 31, 2022, an increase from $86.1 million for the year ended December 31, 2021, due to additional interest in 2022 on the $700.0 million of 2029 Senior Notes issued in April 2021, and the $500.0 million of 2027 Senior Notes issued in November 2021, as well as interest on borrowings on the the MSR Facility established at the end of the third quarter of 2022.

Net interest income was $113.2 million for the year ended December 31, 2021, an increase of $91.0 million as compared to $22.2 million for the year ended December 31, 2020. This increase was primarily driven by increased interest income due to increased loan production and longer loan hold times for certain loans during the fourth quarter, which increased our average balances of loans at fair value, partially offset by a slight decline in average loan interest rates. This was partially offset by higher interest expense on warehouse facilities resulting from increased loan production and longer loan hold times during 2021.

Interest expense on non-funding debt was $86.1 million for the year December 31, 2021, an increase from $28.1 million for the year ended December 31, 2020. The increase was primarily due to additional interest in 2021 on the $800.0 million of 2025 Senior Notes issued in November of 2020, $700.0 million of 2029 Senior Notes issued in April 2021, and $500.0 million of 2027 Senior Notes issued in November 2021, offset slightly by lower interest on the operating lines of credit which were paid off and terminated in early 2021.

Other expenses

Other expenses (excluding servicing costs and interest expense, explained above) for the periods presented were as follows:

	For the year ended December 31,		Change $	Change %
	2022	2021
Salaries, commissions and benefits	$552,886	$697,680	$(144,794)	(20.8)%
Direct loan production costs	90,369	72,952	17,417	23.9%
Marketing, travel, and entertainment	74,168	62,472	11,696	18.7%
Depreciation and amortization	45,235	35,098	10,137	28.9%
General and administrative	179,549	133,334	46,215	34.7%
Other expense/(income)	23,739	(23,107)	46,846	(202.7)%
Other expenses	$965,946	$978,429	$(12,483)	(1.3)%

	For the year ended December 31,		Change $	Change %
	2021	2020
Salaries, commissions and benefits	$697,680	$552,143	$145,537	26.4%
Direct loan production costs	72,952	54,459	18,493	34.0%
Marketing, travel, and entertainment	62,472	20,367	42,105	206.7%
Depreciation and amortization	35,098	16,820	18,278	108.7%
General and administrative	133,334	98,856	34,478	34.9%
Amortization, impairment and pay-offs of mortgage servicing rights	—	573,118	(573,118)	(100.0)%
Other (income)/expense	(23,107)	—	(23,107)	—%
Other expenses	$978,429	$1,315,763	$(337,334)	(25.6)%

Other expenses were $965.9 million for the year ended December 31, 2022, a decrease of $12.5 million, or 1.3%, as compared to $978.4 million for the year ended December 31, 2021. The decrease in other expenses was primarily due to a decrease in salaries, commissions and benefits of $144.8 million, or 20.8%, due to decreases in incentive compensation (primarily bonuses and commissions) attributable to decreased loan production and a decrease in the average number of team members. The decrease salaries, commissions and benefits was partially offset by an increase in other expense of $46.8 million, primarily due to decline in fair value of retained investment securities and a smaller decline in the fair value of the Public and Private Warrants. Additionally, general and administrative expenses increased $46.2 million, primarily as a result of a reduction of a contingency reserve which was recorded in the year ended December 31, 2021, and an increase in the representations and warranties reserve recorded in the year ended December 31, 2022 resulting from changes in estimates. Direct loan production costs increased $17.4 million primarily due to a change in presentation whereby certain loan origination fees are being presented on a gross basis (within loan production income and direct loan production costs) beginning in the fourth quarter of 2021, offset by a decrease in production volume. Marketing, travel and entertainment expenses increased $11.7 million due to increased broker promotions, advertising and brand marketing costs.

Other expenses were $978.4 million for the year ended December 31, 2021, a decrease of $337.3 million, or 25.6%, as compared to $1.32 billion for the year ended December 31, 2020. Effective January 1, 2021, we made an election to account for all classes of MSRs using the fair value method. Under this new accounting policy for MSRs, the change in fair value of MSRs is reported as part of total revenue, net, and MSRs are no longer amortized and subject to periodic impairment testing. Therefore, there is no similar amount recorded for the amortization, impairment and pay-offs of MSRs for the year ended

December 31, 2021, as compared to amortization, impairment and pay-offs of MSRs of $573.1 million for the year ended December 31, 2020.

Excluding the $573.1 million of amortization, impairment and pay-offs of MSRs in 2020, total other expenses increased by $235.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in salaries, commissions and benefits of $145.5 million, or 26.4%, for the year ended December 31, 2021 as compared to the prior year, primarily due to an increase in the average number of team members to support our growth and increased loan production in 2021. Marketing, travel and entertainment increased $42.1 million during the year ended December 31, 2021 as compared to the same period in the prior year, which was primarily attributable to increased advertising costs and brand marketing. In addition, the Company recorded $23.1 million of other income for the year ended December 31, 2021 which represents a $36.1 million decrease in the fair value of the liability for the Public and Private Warrants from the closing date of the business combination transaction through December 31, 2021, partially offset by an increase of $11.9 million in the Tax Receivable Agreement liability resulting from sales of MSRs and the valuation of certain intangible assets for tax purposes in connection with the business combination transaction, and a $1.1 million decrease in the fair value of the retained investment securities.

Income Taxes

We recorded a $2.8 million provision for income taxes during the year ended December 31, 2022, compared to a provision for income taxes of $9.8 million for the year ended December 31, 2021 and $2.5 million for the year ended December 31, 2020. The decrease in income tax provision for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to the decrease in pre-tax income attributable to the Company. The increase in the provision for income taxes for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to the change in the Company's tax status upon completion of the business combination transaction. The variations between the Company’s effective tax rate and the U.S. statutory rate in 2022 and 2021 are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests, and the fact that the Company's interest in Holdings LLC was acquired as part of the business combination transaction on January 21, 2021. The effective tax rate calculation for 2021 includes income only from January 21, 2021 to December 31, 2021, which represents the period in which the Company had an ownership interest in Holdings LLC.

Net income

Net income was $931.9 million for the year ended December 31, 2022, a decrease of $636.5 million or 40.6%, as compared to $1.57 billion for the year ended December 31, 2021. The decrease in net income was primarily the result of a decrease in total revenue, net of $597.7 million, and an increase in total expenses (including income taxes) of $38.9 million, as further described above.

Net income was $1.57 billion for the year ended December 31, 2021, a decrease of $1.81 billion or 53.6%, as compared to $3.38 billion for the year ended December 31, 2020. The decrease was primarily the result of the decrease in total revenue, net of $1.97 billion, partially offset by a decrease in total expenses of $161.6 million, as further described above.

Net income attributable to the Company of $41.7 million for the year ended December 31, 2022 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for this period. Net income attributable to the Company of $98.4 million for the year ended December 31, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for the period from January 21, 2021 through December 31, 2021.

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

Recent Developments

In accordance with the National Housing Act (NHA), as amended by the Housing and Economic Recovery Act of 2008, the FHA and FHFA are required to annually set single family forward mortgage loan limits based on median house prices. To allow our Independent Mortgage Brokers to provide borrowers with higher loan amounts with better pricing, in anticipation of the increase for 2023, we raised the loan limits on conforming loans that we originate to $715,000 effective September 7, 2022. We adopted a similar strategy in 2021 with respect to the increased loan limits for 2022. As a result of our early adoption of the higher loan size limits, we held conforming loans originated with principal balances between $625,000 (the 2022 cap) and $715,000 through January 2023 when these loans were sold to the GSEs. As a result of this strategy, our outstanding loan balances and the amounts outstanding under our warehouse lines materially increased through the fourth quarter of 2022 (as they did in the fourth quarter of 2021). However, these balances and amounts returned to more normalized levels when the loans accumulated during the fourth quarters of 2022 and 2021 were sold to the GSEs in early 2023 and 2022, respectively.

Loan Funding Facilities

Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on a reference interest rate benchmark plus a spread. As of December 31, 2022, eleven of our warehouse facility agreements had been amended to change the reference interest rate from LIBOR to variants of SOFR or other alternative index. We expect the remaining warehouse facilities to transition from LIBOR to a different reference interest rate at some point in 2023 due to the pending discontinuation of LIBOR.

When we sell or securitize a pool of loans, the proceeds we receive from the sale or securitization of the loans are used to pay back the amounts we owe on the warehouse facilities. The remaining funds received then become available to be re-

advanced to originate additional loans. We are dependent on the cash generated from the sale or securitization of loans to fund future loans and repay borrowings under our warehouse facilities. Delays or failures to sell or securitize loans in the secondary market could have an adverse effect on our liquidity position.

From a cash flow perspective, the vast majority of cash received from mortgage originations occurs at the point the loans are sold or securitized into the secondary market. The vast majority of servicing fee income relates to the retained servicing fee on the loans, where cash is received monthly over the life of the loan and is typically a product of the borrowers’ current unpaid principal balance multiplied by the weighted average service fee. For a given mortgage loan, servicing revenue from the retained servicing fee declines over time as the principal balance of the loan is reduced.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of December 31, 2022, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of December 31, 2022:

Facility Type	Collateral	Line Amount as of December 31, 2022[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2022 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$400 Million[2]	8/21/2012	1/18/2023	$188,607
Master Repurchase Agreement	Mortgage Loans	$500 Million[3]	3/7/2019	3/22/2023	236,462
Master Repurchase Agreement	Mortgage Loans	$500 Million	4/23/2021	4/23/2023	185,502
Master Repurchase Agreement	Mortgage Loans	$150 Million	2/29/2012	5/23/2023	142,570
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	7/28/2023	2,239,591
Master Repurchase Agreement	Mortgage Loans	$700 Million	7/24/2020	8/30/2023	642,544
Master Repurchase Agreement	Mortgage Loans	$200 Million	3/30/2018	9/6/2023	170,478
Master Repurchase Agreement	Mortgage Loans	$200 Million	10/30/2020	9/26/2023	97,216
Master Repurchase Agreement	Mortgage Loans	$300 Million	8/19/2016	11/8/2023	235,804
Master Repurchase Agreement	Mortgage Loans	$250 Million	2/26/2016	12/21/2023	193,023
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/8/2024	521,440
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion[3]	12/31/2014	2/21/2024	1,588,787
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	1,968
					$6,443,992
1 An aggregate of $401.0 million of these line amounts is committed as of December 31, 2022.
2 This warehouse line of credit agreement expired pursuant to its terms subsequent to December 31, 2022.
3 Represents the current agreement expiration date pursuant to an amendment entered into subsequent to December 31, 2022.
Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2022, no amount was outstanding through the ASAP+ program and $2.0 million was outstanding under the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) pre-tax net income requirements. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of December 31, 2022.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of December 31, 2022.
MSR Facility
On September 30, 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral, and borrowings under the MSR Facility will bear interest based on one-month term SOFR plus an applicable margin. As of December 31, 2022, $750.0 million was outstanding under the MSR Facility.
The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2022, the Company was in compliance with all applicable covenants.
On January 30, 2023, UWM, entered into Amendment No. 1 to the Loan and Security Agreement with Citibank, permitting UWM, with the prior consent of Citibank, to enter into Excess Yield Transactions (as defined in the Loan and Security Agreement) whereby Citibank will release its security interest in that portion of the collateral involved with each transaction.

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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of December 31, 2022. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2022.

Borrowings Against Investment Securities

In 2021, the Company's consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. The Company entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of December 31, 2022, we had $101.3 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from four to eight months as of December 31, 2022, and interest rates based on twelve-month LIBOR or SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 80% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of December 31, 2022, the Company had delivered $5.3 million of collateral to counterparty under these sale and repurchase agreements.

Finance Leases

As of December 31, 2022, our finance lease liabilities were $43.5 million, $27.9 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately three months to thirteen years.

Cash flow data for the year ended December 31, 2022, 2021 and 2020

	For the year ended December 31,
($ in thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$8,268,182	$(9,956,963)	$56,412
Net cash provided by investing activities	1,290,346	199,751	231,882
Net cash (used in) provided by financing activities	(9,584,718)	9,264,463	802,260
Net (decrease) increase in cash and cash equivalents	$(26,190)	$(492,749)	$1,090,554
Cash and cash equivalents at the end of the period	704,898	731,088	1,223,837

Net cash provided by operating activities

Net cash provided by operating activities was $8.27 billion for the year ended December 31, 2022 compared to net cash used in operating activities of $9.96 billion for the same period in 2021. The increase in cash flows from operating activities was primarily driven by the decrease in mortgage loans at fair value as of December 31, 2022, notwithstanding the early roll-out of the increased loan size limits discussed above, offset by a decrease in net income 2022, adjusted for non-cash items, including the capitalization and change in fair value of MSRs.

Net cash used in operating activities was $9.96 billion for the year ended December 31, 2021 compared to net cash provided by operating activities of $56.4 million for the same period in 2020. The decrease in cash flows from operating activities was primarily driven by the early roll-out of the increased loan size limits and the aggregation of loans for private label securitization transactions discussed above which materially increased our mortgage loans at fair value as of December 31, 2021, as well as a decrease in net income in 2021, adjusted for non-cash items, including an increase in the capitalization of MSRs (due to increased loan sale volume).

Net cash provided by investing activities

Net cash provided by investing activities was $1.29 billion for the year ended December 31, 2022 compared to $199.8 million of net cash provided by investing activities for the same period in 2021. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs.

Net cash provided by investing activities was $199.8 million for the year ended December 31, 2021 compared to $231.9 million of net cash provided by investing activities for the same period in 2020. The decrease in cash flows provided by investing activities was primarily driven by an increase in purchases of premises and equipment, and a decrease in proceeds from the sale of MSRs.

Net cash used in financing activities

Net cash used in financing activities was $9.58 billion for the year ended December 31, 2022 compared to cash provided by financing activities of $9.26 billion for the same period in 2021. The change year over year was primarily driven by net repayments under the warehouse lines of credit for the year ended December 31, 2022, primarily attributable to the decrease in loans at fair value, as compared to net borrowings under the warehouse lines of credit for the year ended December 31, 2021 due to the increase in loans at fair value. Net secured line of credit borrowings were $750.0 million in 2022, compared to net repayments of $320.3 million in 2021, and Class A common stock dividends and distributions to SFS Corp. decreased $711.5 million in 2022 as compared to 2021. The year ended December 31, 2021 also included the impacts of the business combination transaction (net proceeds and higher distributions to SFS Corp.), proceeds from the issuance of the 2029 Senior Notes and the repayment of the secured line of credit.

The early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions materially increased the warehouse line of credit balances as of December 31, 2021, which were paid down in early January 2022 in connection with the sale of these mortgage loans.

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

Contractual Obligations

Cash requirements from contractual and other obligations

As of December 31, 2022, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, and payments under our financing and operating lease agreements. In addition, in the third quarter of 2022, UWM entered into the MSR Facility, which has a one-year term and provides for up to $1.5 billion of available borrowing capacity secured by certain MSRs, and the Revolving Credit Agreement with SFS Corp., which also has a one-year term and provides for up to $500 million of unsecured borrowing capacity. As of December 31, 2022, $750.0 million was outstanding under the MSR Facility and no amount was outstanding under the Revolving Credit Agreement. Annual cash payments for interest under our

Senior Notes total approximately $111.3 million and the Senior Notes are due in 2025 ($800.0 million), 2027 ($500.0 million), and 2029 ($700.0 million). The principal amount of the borrowings against investment securities of $118.8 million is due within one year of December 31, 2022, but we intend to renew the applicable sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities. Our weighted average remaining lease term for operating leases is approximately 13.6 years, and remaining contractual operating leases payments totaled $175.4 million as of December 31, 2022, of which $12.9 million is due in 2023. Our weighted average remaining lease term for financing leases is approximately 8.8 years, and remaining contractual financing lease payments totaled $51.1 million as of December 31, 2022, of which $14.1 million is due in 2023. We do not have material commitments for capital expenditures as of December 31, 2022 given the nature of our business.

We declared dividends of $0.10 per share on its Class A common stock each quarter in 2022. In connection with its decision to declare a dividend on its Class A common stock, our Board of Directors, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, can determine whether to (a) make distributions from Holdings LLC to only UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of our Class B common stock or (b) make proportional and simultaneous distributions from Holdings LLC to UWM Holdings Corporation, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

During 2022, the Company paid cash dividends of $36.9 million to its Class A common stockholders, representing $0.10 per share of Class A Common Stock declared in the fourth quarter of 2021 and the first three quarters of 2022, and declared a dividend for the fourth quarter of 2022 of $0.10 per share of Class A common stock which was paid on January 6, 2023. In early January 2022, the Board declared and Holdings LLC paid cumulative proportional distributions to SFS Corp. of approximately $300.4 million related to the third and fourth quarter 2021 Class A common stock dividends. Additionally, for each of the first, second and third quarters of 2022, the Board determined to make proportional and simultaneous distributions totaling $450.6 million to SFS Corp., representing $0.10 per Holdings LLC Class B Unit. The proportional distribution to SFS Corp. related to the fourth quarter 2022 Class A common stock dividend of approximately $150.2 million was declared by Holdings LLC, and was paid on January 6, 2023.
The sources of funds needed to satisfy these cash requirements include cash flows from operations and investing activities, including cash flows from sales of MSRs, sale or securitization of loans into the secondary market, loan origination fees, servicing fee income, and interest income on mortgage loans.
Repurchase and indemnification obligations

Loans sold to investors which we believe met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on an assessment of our contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. See Note 10 - Commitments and Contingencies to the consolidated financial statements for further information.

Interest rate lock commitments, loan sale and forward commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The blended average pullthrough rate was 77% and 86%, as of December 31, 2022 and December 31, 2021, respectively. Management believes that the decrease in pullthrough rates year over year is primarily attributable to market volatility as well as a shift to primarily a purchase mortgage market in 2022 as a result of significant increases in primary mortgage interest rates observed throughout most of the year.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	December 31, 2022	December 31, 2021
Interest rate lock commitments—fixed rate (a)	$5,350,845	$13,402,401
Interest rate lock commitments—variable rate (a)	8,839	48,566
Commitments to sell loans	608,703	3,130,203
Forward commitments to sell mortgage-backed securities	10,336,172	25,756,975
(a)Adjusted for pullthrough rates of 77% and 86%, respectively.
As of December 31, 2022, we had sold $1.2 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in January 2023.

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

Mortgage loans held at fair value and revenue recognition

We record mortgage loans at estimated fair value. Mortgage loans at fair value is comprised of loans that are expected to be sold into the secondary market. When we have the unilateral right to repurchase Ginnie Mae pool loans we have previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to us, the previously sold assets are required to be re-recognized on the balance sheet. We record our potential purchase obligation at the gross amount of the loan eligible to be repurchased. The related asset and liability for the Ginnie Mae pool loans eligible for repurchase are presented separately on the consolidated balance sheet.

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

Mortgage loans at fair value were $7.1 billion at December 31, 2022, compared to $16.9 billion as of December 31, 2021.

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

MSRs were $4.5 billion as of December 31, 2022, compared to $3.3 billion as of December 31, 2021. For the year ended December 31, 2022, we recognized $868.8 million of income due to changes in the fair value of MSRs as a result of changes in valuation inputs and assumptions, primarily as a result of increases in market interest rates, compared to $286.3 million for the same period in the prior year.

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

We estimate the value of derivatives based on estimates of the price that would be received to sell an asset or paid to transfer a liability. Each individual contract is the basis for the determination. FLSCs are firm commitments and the value is almost exclusively determined based upon the underlying difference in interest rates between the contract’s terms and current market. Similarly, we value IRLCs based upon the difference between the terms of the individual contract and the current market interest rates. Fair value estimates of IRLCs also take into account the probability that loan commitments may not be expected to be exercised by borrowers (the "pullthrough" rate), which is estimated based on historical experience. We consider the value of net future cash flows related to the associated servicing right of the eventual loan (however, the loan must first be originated, then the loan would need to be sold, with servicing retained or contractually separated, for MSR cash flows to distinctively exist), because if we did not, in most market conditions, IRLCs would result in a somewhat arbitrary loss recognition at inception. For valuation of IRLCs, we prioritize determination of exit price (what a buyer would pay) of the contract in its current form, over future components or elements. This approach results in revenue recognition for relative changes in the fair value of IRLCs during the interest rate lock period (as opposed to the primary revenue recognition event of accepting an interest rate lock), and full revenue recognition when the loan is originated.

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

Derivative assets and liabilities were $82.9 million and $49.7 million, respectively, as of December 31, 2022, as compared to $67.4 million and $36.7 million, respectively, as of December 31, 2021.

Representations and warranties reserve

Loans sold to investors which we believe met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on our assessment of our contingent and non-contingent obligations, including the universe of loans which may still be at risk for indemnity, expected frequency, appeal rate success, expected loss severity, expected economic conditions, as well as an estimate for the cost of a market participant’s potential readiness to stand by to perform on such obligations. We also consider our historical repurchase and loss experience when making these estimates. The reserve includes amounts for repurchase demands received but still under review as well as a reserve for the expected future losses on loans sold to investors for which no request for repurchase or indemnification demand has yet been received. The initial estimated provision for these losses is included in "loan production income" in the consolidated statements of operations, with subsequent changes in estimates recorded as part of "general and administrative" expenses.

The maximum exposure under our representations and warranties obligations would be the outstanding principal balance, any premium received on all loans ever sold by us that are not subject to agency certainty clauses, as well as potential costs associated with repurchasing or indemnifying the buyers, less any loans that have already been paid in full by the borrower, loans that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make whole, or that have been repurchased. The Company repurchased $355.8 million, $133.4 million and $53.1 million in UPB of loans during the years ended December 31, 2022, 2021 and 2020, respectively, related to its representations and warranties obligations.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used December 31, 2022 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of December 31, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	December 31, 2022
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$51,981	$(57,344)
MSRs	(88,322)	82,026
IRLCs	38,856	(45,731)
Total change in assets	$2,515	$(21,049)
Increase (decrease) in liabilities
FLSCs	$(97,967)	$103,382
Total change in liabilities	$(97,967)	$103,382

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2022, our originated loans had a weighted average loan to value ratio of 79.67%, and a weighted average FICO score of 738. For the year ended December 31, 2021, our originated loans had a weighted average loan to value ratio of 71.68%, and a weighted average FICO score of 750. Management believes that the increase in the weighted average loan to value ratio year over year is primarily due to the increase in the percentage of purchase volume to total loan origination volume in 2022.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2022 or December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UWM Holdings Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mortgage Servicing Rights — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. Subsequent to initial recognition, the fair value of MSRs is estimated with the assistance of an independent third-party valuation expert based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rate, cost to service, and other assumptions. The Company’s MSRs balance was $4.453 billion at December 31, 2022.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 1, 2023

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of UWM Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2022, and statements of operations, changes in equity, and cash flows, for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 1, 2023

UWM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$704,898	$731,088
Mortgage loans at fair value	7,134,960	16,909,901
Derivative assets	82,869	67,356
Investment securities at fair value, pledged	113,290	152,263
Accounts receivable, net	383,147	415,691
Mortgage servicing rights	4,453,261	3,314,952
Premises and equipment, net	152,477	151,687
Operating lease right-of-use asset, net (includes $102,322 and $104,595 with related parties)	104,181	104,828
Finance lease right-of-use asset (includes $26,867 and $28,619 with related parties)	42,218	57,024
Loans eligible for repurchase from Ginnie Mae	345,490	563,423
Other assets	83,834	60,145
Total assets	$13,600,625	$22,528,358
Liabilities and equity
Warehouse lines of credit	$6,443,992	$15,954,938
Derivative liabilities	49,748	36,741
Secured line of credit	750,000	—
Borrowings against investment securities	101,345	118,786
Accounts payable, accrued expenses and other	439,719	523,988
Accrued distributions and dividends payable	159,465	9,171
Senior notes	1,984,336	1,980,112
Operating lease liability (includes $109,473 and $111,999 with related parties)	111,332	112,231
Finance lease liability (includes $27,857 and $29,087 with related parties)	43,505	57,967
Loans eligible for repurchase from Ginnie Mae	345,490	563,423
Total liabilities	10,428,932	19,357,357
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of December 31, 2022 or 2021	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 92,575,974 and 91,612,305 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	9	9
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2022 or 2021	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2022 or 2021	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of December 31, 2022 and December 31, 2021	150	150
Additional paid-in capital	903	437
Retained earnings	142,500	141,805
Non-controlling interest	3,028,131	3,028,600
Total equity	3,171,693	3,171,001
Total liabilities and equity	$13,600,625	$22,528,358

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	For the year ended December 31,
	2022	2021	2020
Revenue
Loan production income	$981,988	$2,585,807	$4,551,415
Loan servicing income	792,072	638,738	288,304
Change in fair value of mortgage servicing rights (see Note 5)	284,104	(587,813)	—
Gain (loss) on sale of mortgage servicing rights	—	1,791	(62,285)
Interest income	314,462	331,770	161,160
Total revenue, net	2,372,626	2,970,293	4,938,594
Expenses
Salaries, commissions and benefits	552,886	697,680	552,143
Direct loan production costs	90,369	72,952	54,459
Marketing, travel, and entertainment	74,168	62,472	20,367
Depreciation and amortization	45,235	35,098	16,820
General and administrative	179,549	133,334	98,856
Servicing costs	166,024	108,967	70,835
Amortization, impairment and pay-offs of mortgage servicing rights (see Note 5)	—	—	573,118
Interest expense	305,987	304,656	167,036
Other expense/(income)	23,739	(23,107)	—
Total expenses	1,437,957	1,392,052	1,553,634
Earnings before income taxes	934,669	1,578,241	3,384,960
Provision for income taxes	2,811	9,841	2,450
Net income	931,858	1,568,400	3,382,510
Net income attributable to non-controlling interest	890,143	1,469,955	N/A
Net income attributable to UWM Holdings Corporation	$41,715	$98,445	N/A

Earnings per share of Class A common stock (see Note 19):
Basic	$0.45	$0.98	N/A
Diluted	$0.45	$0.66	N/A
Weighted average shares outstanding:
Basic	92,475,170	100,881,094	N/A
Diluted	92,475,170	1,603,157,640	N/A

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2020	—	$—	—	$—	$24,839	$636,484	$—	$661,323
Net income	—	—	—	—	—	3,382,510	—	3,382,510
Member contributions	—	—	—	—	—	300,000	—	300,000
Member distributions	—	—	—	—	—	(1,969,553)	—	(1,969,553)
Balance, December 31, 2020	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights (See Note 1)	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distribution to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,380)	—	(75,380)
Net income subsequent to business combination transaction	—	—	—	—	—	98,445	1,286,199	1,384,644
Class A common stock dividends	—	—	—	—	—	(39,805)		(39,805)
Member distributions to SFS Corp. subsequent to business combination transaction	—	—	—	—	—	—	(368,832)	(368,832)
Stock-based compensation expense	6,430	—	—	—	437	—	6,030	6,467
Class A common stock repurchased	(11,498,330)	(1)	—	—	—	(5,065)	(76,561)	(81,627)
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	12,826	(7,890)	4,936
Balance, December 31, 2021	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	41,715	890,143	931,858
Class A common stock dividends	—	—	—	—	—	(37,023)	—	(37,023)
Member distributions to SFS Corp.	—	—	—	—	—	—	(901,242)	(901,242)
Stock-based compensation expense	963,669	—	—	—	466	—	7,079	7,545
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(3,997)	3,551	(446)
Balance, December 31, 2022	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$931,858	$1,568,400	$3,382,510
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	57,415	45,301	36,510
Capitalization of mortgage servicing rights	(2,213,572)	(2,397,483)	(1,896,638)
Amortization and pay-offs of mortgage servicing rights	—	—	553,534
Impairment of mortgage servicing rights, net	—	—	19,584
Change in fair value of mortgage servicing rights	(284,104)	587,813	—
Depreciation & amortization	49,404	38,025	17,172
Stock-based compensation expense	7,545	6,467	—
Retention of investment securities	—	(154,794)	—
Decrease in fair value of investment securities	28,227	1,061	—
Decrease in fair value of warrants liability	(7,683)	(36,105)	—
(Increase) decrease in:
Mortgage loans at fair value	9,774,941	(9,444,476)	(2,040,817)
Derivative assets	(15,512)	(6,284)	(36,384)
Other assets	56,626	(166,250)	(119,627)
Increase (decrease) in:
Derivative liabilities	13,007	(29,496)	43,828
Other liabilities	(129,970)	30,858	96,740
Net cash provided by (used in) operating activities	8,268,182	(9,956,963)	56,412
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(26,615)	(65,384)	(57,288)
Net proceeds from sale of mortgage servicing rights	1,311,282	264,028	289,170
Proceeds from principal payments on investment securities	10,987	1,107	—
Margin calls on borrowings against investment securities	(5,308)	—	—
Net cash provided by investing activities	1,290,346	199,751	231,882
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under warehouse lines of credit	(9,510,946)	9,013,541	1,751,810
Repayments of finance lease liabilities	(17,323)	(13,704)	(5,049)
Borrowings under equipment notes payable	—	1,078	2,165
Repayments under equipment notes payable	(1,037)	(25,560)	(5,637)
Borrowings under lines of credit	1,250,000	79,700	412,295
Repayments under lines of credit	(500,000)	(400,000)	(467,995)
Proceeds from issuance of senior notes	—	1,200,000	800,000
Discount and direct issuance costs on senior notes	—	(12,159)	(11,030)
Borrowings against investment securities	101,345	118,786	—
Repayments of borrowings against investment securities	(118,786)	—	—
Proceeds from business combination transaction	—	895,134	—
Costs incurred related to business combination transaction	—	(11,260)	(4,745)
Dividends paid to Class A common stockholders	(36,936)	(30,634)	—
Member contributions from SFS Corp.	—	—	300,000
Member distributions paid to SFS Corp.	(751,035)	(1,468,832)	(1,969,554)
Class A common stock repurchased	—	(81,627)	—
Net cash (used in) provided by financing activities	(9,584,718)	9,264,463	802,260
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,190)	(492,749)	1,090,554
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	731,088	1,223,837	133,283
	$704,898	$731,088	$1,223,837
SUPPLEMENTAL INFORMATION
Cash paid for interest	$241,732	$287,295	$161,803
Cash paid for taxes	—	1,776	—
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
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these consolidated financial statements (see Note 12 - Non-Controlling Interests for further information).
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Immediately following the business combination transaction, there were 103,104,205 shares of Class A common stock outstanding, and 1,502,069,787 shares of non-economic Class D common stock outstanding (all of which were held by SFS Corp.), and no shares of Class B or Class C common stock outstanding. As of December 31, 2022, there were 92,575,974 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged at the option of the Company, along with its stapled share of Class D common stock, for either, (a) cash or (b) one share of the Company’s Class B common stock. Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 12 - Non-Controlling Interests for further information. Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive an aggregate of up to 90,761,687 earn-out shares in the form of Class B Common Units in Holdings LLC and Class D common shares upon attainment of certain stock price targets prior to January 2026. There are four different triggering events that affect the number of earn-out shares that will be issued based upon the per share price of Class A common stock ranging from $13.00 to $19.00 per share. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 19 - Earnings Per Share for further information.

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
Mortgage Loans at Fair Value and Revenue Recognition
Mortgage loans are recorded at estimated fair value. Fair value of mortgage loans are estimated using observable market information including pricing from current cash commitments from government sponsored enterprises, recent market commitment prices, or broker quotes, as if the loans were to be sold currently into the secondary market. See Note 2 - Mortgage Loans at Fair Value for further information.
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

Loan production income. Loan production income includes all components related to the origination and sale of mortgage loans, including (1) primary gain, which represents the premium the Company receives in excess of the loan principal amount adjusted for previous fair value adjustments, and certain fees charged by investors upon sale of loans into the secondary market; when the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings; (2) loan origination fees the Company charges to originate a loan, which generally represent flat, per-loan fee amounts, which are recognized as revenue at the time loans are originated; (3) provision for representation and warranty obligations, which represent the reserves initially established for the Company's estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors; included within these reserves are amounts for estimated liabilities for requirements to repay a portion of any premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans; (4) the change in fair value of interest rate lock commitments, forward loan sale commitments, and recorded loans on the balance sheet, due to changes in estimated fair value, driven primarily by interest rates but also influenced by other assumptions; and (5) capitalization of MSRs, representing the estimated fair value of newly originated MSRs when loans are sold and the associated servicing rights are retained. Compensation earned by the Company's Independent Mortgage Brokers is included in the cost of the loans the Company originates, and therefore netted within loan production income.

Loan servicing income. Loan servicing income represents revenue earned for servicing loans for various investors. The loan servicing income is primarily based on a contractual percentage of the outstanding principal balance and servicing revenue is recognized as the related mortgage payments are received by the Company’s sub-servicer. Loan servicing expenses are charged to expense as incurred.

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
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within accounts payable, accrued expenses and other, as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods, with subsequent changes in estimates recorded as part of general and administrative expenses. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. See Note 10 - Commitments and Contingencies for further information.
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
Loans Eligible for Repurchase from Ginnie Mae
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the previously sold assets are required to be re-recognized on the consolidated balance sheets as assets and corresponding liabilities at the loan's unpaid principal balance, regardless of the Company’s intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights (or “MSRs”). As of December 31, 2022, the Company changed the balance sheet presentation of Ginnie Mae loans eligible for repurchase and the corresponding liabilities to report these assets and liabilities separately from "Mortgage loans at fair value" and "Accounts payable, accrued expenses, and other," where they were previously reported. Prior periods have been updated to conform with the current period presentation.
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
Our interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding our view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We record interest and penalties related to uncertain tax positions as a component of the income tax provision. See Note 17 – Income Taxes for further information.
Tax Receivable Agreement
In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company recognized a liability of approximately $1.9 million for estimated amounts due under the Tax Receivable Agreement in connection with the business combination transaction. Subsequently, the liability is accounted for as a loss contingency, with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated, and reported as part of other expense/(income) in the consolidated statements of operations. During the year ended

December 31, 2022, the Company recorded an additional liability of $3.2 million. As of December 31, 2022, the total liability recorded for the Tax Receivable Agreement was approximately $17.1 million.
Related Party Transactions
The Company enters into various transactions with related parties. See Note 16 – Related Party Transactions for further information.
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
The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and subsequently (recorded within "Accounts payable, accrued expenses and other"), with the change in their respective fair values recognized in the consolidated statement of operations (recorded within "Other expense/(income)"). During the years ended December 31, 2022 and 2021, the Company recognized $7.7 million and $23.1 million, respectively, of other income related to the change in fair value of warrants.
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 18 – Stock-based Compensation for further information.
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
Advertising and Marketing
Advertising and marketing is expensed as incurred and amounted to $29.0 million, $21.8 million and $7.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in marketing, travel, and entertainment expenses in the consolidated statements of operations.
Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors. The balances of these accounts amounted to $1.58 billion and $1.61 billion at December 31, 2022 and December 31, 2021, respectively, and are excluded from the consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021 and will remain effective through December 31, 2024. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and the Company may elect certain practical expedients as reference rate activities occur. The Company will evaluate its debt and other applicable contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed. The Company does not anticipate this will have a material impact on its consolidated financial statements and related disclosures.
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

(In thousands)	December 31, 2022	December 31, 2021
Mortgage loans, unpaid principal balance	$7,128,131	$16,630,907
Premiums paid on mortgage loans	70,914	238,963
Fair value adjustment	(64,085)	40,031
Mortgage loans at fair value	$7,134,960	$16,909,901
NOTE 3 – DERIVATIVES
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 77% and 86%, as of December 31, 2022 and December 31, 2021, respectively. The Company primarily uses FLSCs to economically hedge the IRLCs.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	December 31, 2022				December 31, 2021
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$7,872	$32,294	$5,359,684	(a)	$24,899	$11,138	$13,450,967	(a)
FLSCs	74,997	17,454	10,944,875		42,457	25,603	28,887,178
Total	$82,869	$49,748			$67,356	$36,741
(a)Notional amounts have been adjusted for pullthrough rates of 77% and 86%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	December 31, 2022	December 31, 2021
Servicing advances	$162,896	$135,117
Servicing fees	110,891	136,981
Receivables from sales of servicing	56,019	13,503
Investor receivables	25,701	44,192
Origination receivables	24,179	56,569
Derivative settlements receivable	8,204	21,987
Warehouse bank receivable	199	8,510
Other receivables	179	127
Provision for current expected credit losses	(5,121)	(1,295)
Total accounts receivable, net	$383,147	$415,691
The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized on the consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company elected the fair value option for all current classes of its MSRs effective January 1, 2021. The Company determined its classes of MSRs based on how the Company manages risk. The Company's MSRs are measured at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various external sources.
The unpaid principal balance of mortgage loans serviced for others approximated $312.5 billion and $319.8 billion at December 31, 2022 and December 31, 2021, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the years ended December 31, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2022	2021
Fair value, beginning of period	$3,314,952	1,760,304
Capitalization of MSRs	2,213,572	2,397,483
MSR sales	(1,387,180)	(269,925)
Changes in fair value:
Due to changes in valuation inputs or assumptions	868,803	286,348
Due to collection/realization of cash flows/other	(556,886)	(859,258)
Fair value, end of period	$4,453,261	$3,314,952

The following is a summary of the components of change in fair value of servicing rights as reported in the consolidated statements of operations (in thousands):

	For the year ended December 31,
	2022	2021
Changes in fair value:
Due to changes in valuation inputs and assumptions	$868,803	$286,348
Due to collection/realization of cash flows and other	(556,886)	(859,258)
Net reserves and transaction costs on sales of servicing rights	(27,813)	(14,903)
Changes in fair value of mortgage servicing rights	$284,104	$(587,813)

During the years ended December 31, 2022 and 2021, the Company sold MSRs on loans with an aggregate UPB of approximately $112.9 billion and $22.7 billion, respectively, for proceeds of approximately $1.4 billion and $269.9 million, respectively. In connection with the sales of these MSRs, the Company recorded a net $27.8 million and $14.9 million, respectively, for its estimated obligation for protection provisions granted to the buyer and transaction costs, which is reflected as part of the change in fair value of MSRs in the consolidated statements of operations.

Prior to the election of the fair value option on January 1, 2021, the Company accounted for MSRs based on the lower cost or market using the amortization method. The following table summarizes changes to the MSR assets for the year ended December 31, 2020 under the amortization method (in thousands):

For the year ended December 31,
2020
Balance, beginning of period	$731,353
Additions	1,896,638
Amortization	(252,421)
Loans paid in full	(301,113)
Sales	(298,009)
Recovery/(Impairment)	(19,584)
Balance, end of period	$1,756,864

The following table summarizes the loan servicing income recognized during the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	For the year ended December 31,
	2022	2021	2020
Contractual servicing fees	$781,109	$632,276	$284,257
Late, ancillary and other fees	10,963	6,462	4,047
Loan servicing income	$792,072	$638,738	$288,304
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022				December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Discount rates	9.5%	—	15.0%	10.1%	9.0%	—	14.5%	9.6%
Annual prepayment speeds	6.7%	—	14.0%	7.9%	8.3%	—	45.4%	10.5%
Cost of servicing	$75	—	$108	$80	$74	—	$162	$81
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at December 31, 2022 and December 31, 2021, respectively, (in thousands):

	December 31, 2022	December 31, 2021
Discount rate:
+ 10% adverse change – effect on value	$(183,972)	$(107,992)
+ 20% adverse change – effect on value	(353,120)	(208,567)
Prepayment speeds:
+ 10% adverse change – effect on value	$(143,483)	$(138,807)
+ 20% adverse change – effect on value	(277,992)	(267,964)
Cost of servicing:
+ 10% adverse change – effect on value	$(39,362)	$(37,370)
+ 20% adverse change – effect on value	(78,724)	(74,741)
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
NOTE 6 - PREMISES AND EQUIPMENT, NET
Premises and equipment is recorded at cost and depreciated or amortized using the straight line method over the estimated useful lives of the assets, which primarily range from 3 to 10 years for office furniture, equipment and software. Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful life of the assets. The following is a summary of premises and equipment, net (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$160,947	$140,287
Furniture and equipment	38,583	33,074
Software, including internally-developed	25,491	20,176
Construction in process	1,323	4,503
Accumulated depreciation and amortization	(73,868)	(46,353)
Premises and equipment, net	$152,477	$151,687

NOTE 7 – LEASES
Lease Right-of-Use Assets and Liabilities
The Company has operating and finance lease arrangements related to its facilities, furniture and fixtures, and information technology equipment. A substantial portion of the Company’s lease arrangements are with related party entities. See Note 16 - Related Party Transactions for further information.
The Company’s operating lease agreements have remaining terms ranging from five to fifteen years. Certain lease agreements have renewal options. Total lease expense under all operating leases amounted to $12.3 million, $11.9 million and $10.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Lease expense for related party leases was $12.0 million, $11.6 million and $10.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Variable lease expense amounted to $4.5 million, $0.7 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company’s financing lease agreements have remaining terms ranging from three months to thirteen years. For the year ended December 31, 2022, total interest expense and amortization expense under finance leases amounted to $1.9 million and $17.7 million, respectively, of which $1.0 million of interest expense and $2.1 million of amortization expense was attributed to related party finance leases. For the year ended December 31, 2021, total interest expense and amortization expense under finance leases amounted to $2.2 million and $14.4 million, respectively, of which $0.9 million of interest expense and $2.0 million of amortization expense was attributed to related party finance leases. For the year ended December 31, 2020, total interest expense and amortization expense under finance leases amounted to $0.8 million and $5.2 million, respectively, all of which was attributed to third party leases.
Supplemental cash flow information related to leases is as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$12,537	$15,926
Cash paid for amounts included in the measurement of finance lease liabilities - financing and operating cash flows	19,218	15,876
Operating lease right-of-use assets obtained in exchange for operating leases liabilities	3,984	20,134
Financing lease right-of-use assets obtained in exchange for finance lease liabilities	2,861	48,539
Additional supplemental information related to leases is as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term – operating leases	13.6 years	14.7 years
Weighted average remaining lease term – finance leases	8.8 years	7.9 years
Weighted average discount rate – operating leases	7.4%	7.4%
Weighted average discount rate – finance leases	3.6%	3.8%
The maturities of the Company's operating lease liabilities are summarized below (in thousands):

December 31, 2022	Amounts
2023	$12,873
2024	12,873
2025	12,990
2026	12,996
2027	12,959
Thereafter	110,717
Total lease payments	175,408
Less imputed interest	(64,076)
Total	$111,332

The maturities of the Company's financing lease liabilities are summarized below (in thousands):

December 31, 2022	Amounts
2023	$14,146
2024	6,581
2025	3,057
2026	2,665
2027	2,668
Thereafter	21,940
Total lease payments	51,057
Less imputed interest	(7,552)
Total	$43,505

NOTE 8 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of December 31, 2022 and December 31, 2021, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	December 31, 2022	December 31, 2021

Master Repurchase Agreement ("MRA") Funding Limits as of December 31, 2022:
N/A2	9/8/2020	N/A2	$—	$913,247
$400 Million[3]	8/21/2012	1/18/2023	188,607	372,895
$500 Million[4]	3/7/2019	3/22/2023	236,462	1,230,017
$500 Million	4/23/2021	4/23/2023	185,502	755,539
$150 Million	2/29/2012	5/23/2023	142,570	144,534
$3.0 Billion	5/9/2019	7/28/2023	2,239,591	4,482,245
$700 Million	7/24/2020	8/30/2023	642,544	673,471
$200 Million	3/30/2018	9/6/2023	170,478	197,976
$200 Million	10/30/2020	9/26/2023	97,216	1,163,447
$300 Million	8/19/2016	11/8/2023	235,804	280,637
$250 Million	2/26/2016	12/21/2023	193,023	192,614
$1.0 Billion	7/10/2012	1/8/2024	521,440	963,495
$2.5 Billion[4]	12/31/2014	2/21/2024	1,588,787	3,349,395

Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	516,889
$750 Million (EF - see below)		No expiration	1,968	718,537
			$6,443,992	$15,954,938
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $401.0 million of these line amounts is committed as of December 31, 2022.
2 The Company elected to not renew this warehouse line of credit agreement prior to December 31, 2022. As of December 31, 2021, this warehouse line of credit agreement had a funding limit of $1.5 billion.
3 This warehouse line of credit agreement expired pursuant to its terms subsequent to December 31, 2022.
4 Represents the current agreement expiration date pursuant to an amendment entered into subsequent to December 31, 2022.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2022, there was no amount outstanding through the ASAP+ program and $2.0 million was outstanding under the EF program.
As of December 31, 2022, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of December 31, 2022.
MSR Facility
In the third quarter of 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A., providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral. Borrowings under the MSR Facility will bear interest based on SOFR plus an applicable margin. The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2022, the Company was in compliance with all applicable covenants. The MSR Facility has an initial maturity date of September 26, 2023. As of December 31, 2022, $750.0 million was outstanding under the MSR Facility.
NOTE 9 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Balance at Outstanding Principal at December 31, 2022	Outstanding Balance at Outstanding Principal at December 31, 2021
2025 Senior unsecured notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior unsecured notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior unsecured notes(3)	06/15/2027	5.75%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the consolidated balance sheets by $6.3 million and $8.5 million as of December 31, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the consolidated balance sheets by $5.5 million and $6.4 million as of December 31, 2022 and December 31, 2021, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the consolidated balance sheets by $3.9 million and $5.0 million as of December 31, 2022 and December 31, 2021, respectively.
2025 Senior Notes
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
2029 Senior Notes
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
2027 Senior Notes
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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of December 31, 2022.
Revolving Credit Facility

On August 8, 2022, UWM entered into the Revolving Credit Agreement (the “Revolving Credit Agreement”) between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility has an initial maturity date of August 8, 2023. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of December 31, 2022. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $355.8 million, $133.4 million and $53.1 million in UPB of loans during the years ended December 31, 2022, 2021 and 2020, respectively, related to its representations and warranties obligations.

The activity of the representations and warranties reserve was as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Balance, beginning of period	$86,762	$69,542	$46,322
Additions	57,415	45,301	36,510
Losses realized, net	(83,682)	(28,081)	(13,290)
Balance, end of period	$60,495	$86,762	$69,542
Commitments to Originate Loans
As of December 31, 2022, the Company had agreed to extend credit to potential borrowers for approximately $14.1 billion. These contracts represent off balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the year ended December 31, 2022.
In 2021, UWM began selling some of the mortgage loans that it originates through private label securitization transactions. There were no loan sales through UWM's private label securitization transactions during 2022. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the consolidated balance sheet as of December 31, 2022 and December 31, 2021. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense/(income)" in the consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of December 31, 2022, $111.7 million of the $113.3 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $101.3 million with remaining maturities ranging from approximately four to eight months as of December 31, 2022, and interest rates based on LIBOR or SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 12 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	December 31, 2022		December 31, 2021
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	92,575,974	5.81%	91,612,305	5.75%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.19%	1,502,069,787	94.25%
Balance at end of period	1,594,645,761	100.00%	1,593,682,092	100.0%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of December 31, 2022, SFS Corp. has not exchanged any Stapled Interests.
During the year ended December 31, 2022, the Company issued 963,772 shares of Class A common stock which primarily related to the vesting of RSUs under its stock-based compensation plan and grants to the Company's non-employee directors. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the consolidated statement of changes in equity.

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
UWM is required to maintain certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of December 31, 2022, the most restrictive of these requirements require UWM to maintain a minimum net worth of $783.6 million, liquidity of $101.8 million and a minimum capital ratio of 6%. At December 31, 2022, UWM was in compliance with these requirements.

NOTE 14 – EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) plan covering substantially all team members. Team members can make elective contributions to the plan as allowed by the Internal Revenue Service and plan limitations. The Company makes discretionary matching contributions of 50% of team members’contributions to the plan, up to an annual maximum of approximately $2,500 per team member. Matching contributions to the plan totaled approximately $5.5 million, $6.8 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in salaries, commissions and benefits in the consolidated statements of operations.
NOTE 15 – FAIR VALUE MEASUREMENTS
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2022 or December 31, 2021.

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

	December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,134,960	$—	$7,134,960
IRLCs	—	—	7,872	7,872
FLSCs	—	74,997	—	74,997
Investment securities at fair value, pledged	—	113,290	—	113,290
Mortgage servicing rights	—	—	4,453,261	4,453,261
Total assets	$—	$7,323,248	$4,461,133	$11,784,381
Liabilities:
IRLCs	$—	$—	$32,294	$32,294
FLSCs	—	17,454	—	17,454
Public and Private Warrants	1,328	445	—	1,773
Total liabilities	$1,328	$17,899	$32,294	$51,521

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$16,909,901	$—	$16,909,901
IRLCs	—	—	24,899	24,899
FLSCs	—	42,457	—	42,457
Investment securities at fair value, pledged	—	152,263	—	152,263
Mortgage servicing rights	—	—	3,314,952	3,314,952
Total assets	$—	$17,104,621	$3,339,851	$20,444,472
Liabilities:
IRLCs	$—	$—	$11,138	$11,138
FLSCs	—	25,603	—	25,603
Public and Private warrants	6,286	3,170	—	9,456
Total liabilities	$6,286	$28,773	$11,138	$46,197
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	December 31, 2022	December 31, 2021
Pullthrough rate (weighted avg)	77%	86%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the year ended December 31, 2022.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$793,703	$724,928	$791,513	$820,232
2029 Senior Notes, due 4/15/29	694,496	565,607	693,623	686,623
2027 Senior Notes, due 6/15/27	496,137	430,920	494,976	500,860
	$1,984,336	$1,721,455	$1,980,112	$2,007,715
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and other lines of credit approximate their fair value as of December 31, 2022 and December 31, 2021, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS
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
For the years ended December 31, 2022, 2021 and 2020, the Company made payments of approximately $26.4 million, $21.1 million and $15.0 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the year ended December 31, 2022, approximately $24.9 million in rent and other occupancy related fees, $0.6 million in legal fees, and $0.9 million in other general and administrative expenses, (ii) with respect to the year ended December 31, 2021, approximately $19.4 million in rent and other occupancy related fees, $0.6 million in legal fees, $0.2 million in direct origination costs and $0.9 million in other general and administrative expenses and (iii) with respect to the year ended December 31, 2020, approximately $13.4 million in rent and other occupancy related fees, $0.6 million in legal fees, $0.4 million in direct origination costs and $0.6 million in other general and administrative expenses.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. Refer to Note 9 - Other borrowings for further details.

NOTE 17 – INCOME TAXES
A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided is as follows:

	For the year ended December 31,
	2022	2021	2020
Income tax expense at the federal statutory rate	$196,400	$331,431	$710,842
Income attributable to non-controlling interest	(186,931)	(308,995)	—
Income attributable to pass-through members	—	—	(710,842)
Other	(6,658)	(12,595)	2,450
Total income tax expense	$2,811	$9,841	$2,450

Income taxes for the Company at the consolidated level are primarily federal, state, and local taxes. The following table details the Company's provision for income taxes for the years ended December 31, 2022, 2021 and 2020.

	For the year ended December 31,
	2022	2021	2020
Current income tax expense:
Federal	$(118)	$73	$—
State	(569)	1,424	2,450
Total current income tax expense	(687)	1,497	2,450
Deferred income tax expense:
Federal	3,916	7,494	—
State	(418)	850	—
Total deferred income tax expense	3,498	8,344	—
Total provision for income taxes	$2,811	$9,841	$2,450

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
Deferred Tax Assets and Liabilities
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The company's deferred tax assets (liabilities) arise from the following components of temporary differences and carryforwards:

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$17,775	$10,831
Other	483	104
Total deferred tax assets	18,258	10,935
Deferred tax liabilities:
Investment in partnership	(54,589)	(40,817)
Other	—	(2,502)
Total deferred tax liabilities	(54,589)	(43,319)
Net deferred tax liabilities	$(36,331)	$(32,384)
As of December 31, 2022, the Company has a deferred tax asset of $18.3 million and a deferred tax liability of $54.6 million, the net of which is included in accounts payable, accrued expenses and other. This deferred tax liability relates primarily to the difference in tax and book basis of the Company's investment in Holdings LLC. The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
Of the total deferred tax assets, $17.8 million relates to the net operating loss carryforwards at December 31, 2022, $1.4 million of which will expire between 2032 and 2042 and $16.4 million has no expiration.
The Company reserves for uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As the Company has no unrecognized tax benefits, no interest or penalties were recognized in income tax expense. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws.
The Company is subject to taxation in the U.S. and various state and local tax jurisdictions. As of December 31, 2022, tax years 2019 and forward are subject to examination by the tax authorities.
Tax Receivable Agreement
Holdings LLC intends to make an election under Section 754 of the Internal Revenue Code (the "Code") for the first taxable year in which a redemption or exchange of LLC Interests occurs. Pursuant to Holdings LLC’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of Holdings LLC when LLC Interests are redeemed or exchanged by SFS Corp. The Company intends to treat any exchanges of LLC Interests by SFS Corp. as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of December 31, 2022 and December 31, 2021, the Company had recognized a liability of $17.1 million and $13.9 million, respectively, included in accounts payable, accrued expenses and other, related to the Tax Receivable Agreement arising from the business combination transaction and subsequent sales of certain assets. No payments were made to SFS Corp. pursuant to the Tax Receivable Agreement during the years ended December 31, 2022 or December 31, 2021.

NOTE 18 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the years ended December 31, 2022 and 2021:

	For the year ended		For the year ended
	December 31, 2022		December 31, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	2,812,320	$7.75	—	$—
Granted	2,458,883	3.61	3,193,510	7.75
Vested	(963,772)	7.72	(6,430)	7.75
Forfeited	(301,630)	6.57	(374,760)	7.75
Unvested - end of period	4,005,801	$5.30	2,812,320	$7.75
Stock-based compensation expense recognized for the years ended December 31, 2022 and 2021 was $7.5 million and $6.5 million, respectively. As of December 31, 2022 and 2021 there was $14.7 million and $15.4 million of unrecognized compensation expense, respectively, related to unvested awards which is expected to be recognized over a weighted average period of 2.5 years and 2.1 years, respectively. On September 1, 2022, the Company granted 2.5 million RSUs to team members with a grant date fair value of $3.60 per share, which vest 25% each year over four years.

NOTE 19 – EARNINGS PER SHARE
As of December 31, 2022, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as pat of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
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
Prior to the business combination transaction with the Company, UWM's ownership structure included equity interests held solely by SFS Corp. The Company analyzed the calculation of earnings per unit for periods prior to the business combination transaction and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2020.
Earnings per share for the year ended December 31, 2021 is based on earnings for the period from January 21, 2021 to December 31, 2021, which represents the period in which the Company had outstanding Class A common stock. There was no Class B common stock outstanding as of December 31, 2022 or December 31, 2021.
The following table sets forth the calculation of basic and diluted earnings per share for the periods ended December 31, 2022 and 2021 (in thousands, except shares and per share amounts):

	For the year ended December 31,
	2022	2021
Net income	$931,858	$1,568,400
Net income attributable to non-controlling interests	890,143	1,469,955
Net income attributable to UWMC	41,715	98,445
Numerator:
Net income attributable to Class A common shareholders	$41,715	$98,445
Net income attributable to Class A common shareholders - diluted	$41,715	$1,064,606
Denominator:
Weighted average shares of Class A common stock outstanding - basic	92,475,170	100,881,094
Weighted average shares of Class A common stock outstanding - diluted	92,475,170	1,603,157,640
Earnings per share of Class A common stock outstanding - basic	$0.45	$0.98
Earnings per share of Class A common stock outstanding - diluted	$0.45	$0.66
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the year ended December 31, 2022. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the years ended December 31, 2022 or 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the years ended December 31, 2022 and 2021 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 20 – SUBSEQUENT EVENTS
Subsequent to December 31, 2022, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on April 11, 2023 to stockholders of record at the close of business on March 10, 2023. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on April 11, 2023 .

Subsequent to December 31, 2022, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $33.2 billion for proceeds of approximately $156.0 million, and MSRs on certain agency loans with a total UPB of approximately $23.5 billion for gross proceeds of approximately $269.8 million.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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
With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, as of December 31, 2022 we assert that we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 1.01. Entry into a Material Definitive Agreement.

On January 30, 2023, UWM, entered into Amendment No. 1 to the Loan and Security Agreement with Citibank, N.A. (“Citibank”) permitting UWM, with the prior consent of Citibank, to enter into Excess Yield Transactions (as defined in the Loan and Security Agreement) whereby Citibank will release its security interest in that portion of the collateral involved with each transaction.

Citibank and certain affiliates of Citibank have performed commercial banking, investment banking, or advisory services for UWM or the Company from time to time for which they have received customary fees and reimbursement of expenses. In addition, these entities may, from time to time, engage in transactions with and perform services for UWM or the Company in the ordinary course of its business for which they may receive customary fees and reimbursement of expenses.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our Proxy Statement pertaining to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our Proxy Statement pertaining to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

The following table summarizes information as of December 31, 2022 concerning our shares of Class A common stock authorized for issuance under our equity incentive plan.

	Equity Compensation Plan Information
	As of December 31, 2022
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2021 Plan (2)	4,005,801	$—	77,181,250
Equity compensation plans not approved by security holders	—	—	—
Total	4,005,801	$—	77,181,250

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

Other information required by this Item 12 is hereby incorporated by reference from our Proxy Statement pertaining to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our Proxy Statement pertaining to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our Proxy Statement pertaining to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

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

10.20†	Form of UWM Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.21#
Revolving Credit Agreement, dated August 8, 2022, between United Wholesale Mortgage, LLC, as borrower, and SFS Holding Corp., as lender (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.22#
Amended and Restated Loan and Security Agreement, dated September 30, 2022, between United Wholesale Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 4, 2022).

10.22.1#%	Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated January 20, 2023, between United Wholesale Mortgage, LLC and Citibank, N.A.

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Current Report on Form 8-K filed on January 22, 2021).

23.1%	Consent of Deloitte & Touche LLP

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1%	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K
Item 601(a)(5) or Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
%	Filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.
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

UWM HOLDINGS CORPORATION

Date: March 1, 2023	By:	/s/ Mathew Ishbia
Mathew Ishbia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March, 2023.

Name	Position	Date

/s/ Mathew Ishbia	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Mathew Ishbia

/s/ Andrew Hubacker	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	March 1, 2023
Andrew Hubacker

/s/ Kelly Czubak	Director	March 1, 2023
Kelly Czubak

/s/ Alex Elezaj	Director	March 1, 2023
Alex Elezaj

/s/ Jeffrey A. Ishbia	Director	March 1, 2023
Jeffrey A. Ishbia

/s/ Justin Ishbia	Director	March 1, 2023
Justin Ishbia

/s/ Laura Lawson	Director	March 1, 2023
Laura Lawson

/s/ Isiah Thomas	Director	March 1, 2023
Isiah Thomas

/s/ Robert Verdun	Director	March 1, 2023
Robert Verdun

/s/ Melinda Wilner	Director	March 1, 2023
Melinda Wilner