Form 10-Q
period 2023-03-31
UWM Holdings Corp
filed 2023-05-10
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 5, 2023, the registrant had 93,101,971 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$740,063	$704,898
Mortgage loans at fair value	4,800,259	7,134,960
Derivative assets	61,136	82,869
Investment securities at fair value, pledged	114,275	113,290
Accounts receivable, net	433,747	383,147
Mortgage servicing rights	3,974,870	4,453,261
Premises and equipment, net	152,428	152,477
Operating lease right-of-use asset, net (includes $101,146 and $102,322 with related parties)	102,923	104,181
Finance lease right-of-use asset (includes $26,351 and $26,867 with related parties)	38,320	42,218
Loans eligible for repurchase from Ginnie Mae	440,775	345,490
Other assets	88,920	83,834
Total assets	$10,947,716	$13,600,625
Liabilities and equity
Warehouse lines of credit	$4,259,834	$6,443,992
Derivative liabilities	62,742	49,748
Secured lines of credit	500,000	750,000
Borrowings against investment securities	101,345	101,345
Accounts payable, accrued expenses and other	416,818	439,719
Accrued distributions and dividends payable	159,517	159,465
Senior notes	1,985,319	1,984,336
Operating lease liability (includes $108,234 and $109,473 with related parties)	110,012	111,332
Finance lease liability (includes $27,460 and $27,857 with related parties)	36,812	43,505
Loans eligible for repurchase from Ginnie Mae	440,775	345,490
Total liabilities	8,073,174	10,428,932
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of March 31, 2023 or December 31, 2022	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 93,101,971 and 92,575,974 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2023 or December 31, 2022	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2023 or December 31, 2022	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of March 31, 2023 and December 31, 2022	150	150
Additional paid-in capital	1,036	903
Retained earnings	122,136	142,500
Non-controlling interest	2,751,211	3,028,131
Total equity	2,874,542	3,171,693
Total liabilities and equity	$10,947,716	$13,600,625

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenue
Loan production income	$205,424	$383,871
Loan servicing income	218,557	198,565
Change in fair value of mortgage servicing rights	(337,287)	171,963
Interest income	74,580	67,395
Total revenue, net	161,274	821,794
Expenses
Salaries, commissions and benefits	121,003	160,609
Direct loan production costs	16,483	26,718
Marketing, travel, and entertainment	17,210	12,837
Depreciation and amortization	11,670	10,915
General and administrative	34,619	38,323
Servicing costs	36,862	47,184
Interest expense	63,284	60,374
Other expense/(income)	(241)	7,502
Total expenses	300,890	364,462
Earnings (loss) before income taxes	(139,616)	457,332
(Benefit) provision for income taxes	(1,003)	4,045
Net (loss) income	(138,613)	453,287
Net (loss) income attributable to non-controlling interest	(126,672)	431,357
Net (loss) income attributable to UWM Holdings Corporation	$(11,941)	$21,930

Earnings (loss) per share of Class A common stock (see Note 16):
Basic	$(0.13)	$0.24
Diluted	$(0.13)	$0.22
Weighted average shares outstanding:
Basic	92,920,794	92,214,594
Diluted	92,920,794	1,594,284,381

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2022	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	21,930	431,357	453,287
Class A common stock dividends	—	—	—	—	—	(9,253)	—	(9,253)
Member distributions to SFS Corp.	—	—	—	—	—	—	(450,621)	(450,621)
Stock-based compensation	918,768	—	—	—	105	—	1,723	1,828
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(15,648)	15,648	—
Balance, March 31, 2022	92,531,073	$9	1,502,069,787	$150	$542	$138,834	$3,026,707	$3,166,242

Balance, January 1, 2023	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(11,941)	(126,672)	(138,613)
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	525,997	—	—	—	133	—	2,153	2,286
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	887	(2,194)	(1,307)
Balance, March 31, 2023	93,101,971	$9	1,502,069,787	$150	$1,036	$122,136	$2,751,211	$2,874,542

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(138,613)	$453,287
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	7,527	7,762
Capitalization of mortgage servicing rights	(525,396)	(645,437)
Change in fair value of mortgage servicing rights	337,287	(171,963)
Depreciation & amortization	12,653	11,909
Stock-based compensation expense	2,482	1,828
(Increase) decrease in fair value of investment securities	(2,600)	10,934
Increase (decrease) in fair value of warrants liability	2,098	(4,132)
(Increase) decrease in:
Mortgage loans at fair value	2,334,701	12,265,157
Derivative assets	21,733	(174,576)
Other assets	(27,818)	(173,090)
Increase (decrease) in:
Derivative liabilities	12,994	78,689
Other liabilities	(44,126)	91,395
Net cash provided by operating activities	1,992,922	11,751,763
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(7,952)	(6,102)
Net proceeds from sale of mortgage servicing rights	650,707	613,532
Proceeds from principal payments on investment securities	1,614	3,068
Net cash provided by investing activities	644,369	610,498
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under warehouse lines of credit	(2,184,157)	(11,878,109)
Repayments of finance lease liabilities	(6,692)	(4,225)
Repayments under equipment notes payable	(505)	(226)
Borrowings under lines of credit	500,000	—
Repayments under lines of credit	(750,000)	—
Dividends paid to Class A common stockholders	(9,258)	(9,171)
Member distributions paid to SFS Corp.	(150,207)	(300,444)
Other financing activities	(1,307)	—
Net cash used in financing activities	(2,602,126)	(12,192,175)
INCREASE IN CASH AND CASH EQUIVALENTS	35,165	170,086
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	704,898	731,088
	$740,063	$901,174
SUPPLEMENTAL INFORMATION
Cash paid for interest	$63,322	$37,923
Cash received for taxes	(124)	—
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
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged at the option of the Company, along with its stapled share of Class D common stock, for either, (a) cash or (b) one share of the Company’s Class B common stock. Each share of Class B Stock is convertible into one share of Class A Stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 10 - Non-Controlling Interests for further information.
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
Upon completion of the business combination transaction, the directors and officers of Gores Holdings IV, Inc. resigned, the Company appointed new directors to its Board, and certain officers of UWM became officers of the Company. Pursuant to the Business Combination Agreement, the Company is obligated to indemnify the former officers and directors of Gores Holdings IV, Inc. for costs or losses incurred prior to or after the closing of the business combination transaction that arose by reason of the fact that he or she is or was a director or officer of Gores Holdings IV, Inc.

Basis of Presentation
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
Loans Eligible for Repurchase from Ginnie Mae
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the previously sold assets are required to be re-recognized on the condensed consolidated balance sheets as assets and corresponding liabilities at the loan's unpaid principal balance, regardless of the Company’s intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights (or “MSRs”).
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
Tax Receivable Agreement
In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company's potential liability under the Tax Receivable Agreement is accounted for as a loss contingency, with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated, and reported as part of other expense/(income) in the condensed consolidated statements of operations. As of March 31, 2023, the total liability recorded for the Tax Receivable Agreement was approximately $17.3 million.
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
The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and subsequently (recorded within "Accounts payable, accrued expenses and other"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other expense/(income)"). During the three months ended March 31, 2023 and 2022, the Company recognized $2.1 million of other expense and $4.1 million of other income, respectively, related to the change in fair value of warrants.
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 74,550,896 shares were available for issuance under the 2020 Plan as of March 31, 2023. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the condensed consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 15 – Stock-based Compensation for further information.
Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021 and will remain effective through December 31, 2024. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The ASU was effective upon issuance on a prospective basis beginning January 1, 2020. The Company has added alternative base rate language, which may include SOFR to agreements for its derivatives, warehouse and other lines of credit, and debt obligations that use LIBOR. The Company has applied the optional expedients under ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. There was no impact on the Company’s condensed consolidated financial statements from adopting this standard.
In March 2023, the FASB issued ASU 2023-1, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASU 2016-2, Leases (Topic 842), which was issued in February 2016 and will remain effective through December 31, 2024. This guidance addresses existing guidance that applies to the amortization of leasehold improvements made by lessees in lease arrangements between entities under common control. The ASU is effective for fiscal years beginning after December 15, 2023. The Company does not anticipate this will have a material impact on its condensed consolidated financial statements and related disclosures.
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

(In thousands)	March 31, 2023	December 31, 2022
Mortgage loans, unpaid principal balance	$4,756,774	$7,128,131
Premiums paid on mortgage loans	41,830	70,914
Fair value adjustment	1,655	(64,085)
Mortgage loans at fair value	$4,800,259	$7,134,960
NOTE 3 – DERIVATIVES
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 75% and 77%, as of March 31, 2023 and December 31, 2022, respectively. The Company primarily uses FLSCs to economically hedge its pipeline of IRLCs and mortgage loans at fair value.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	March 31, 2023				December 31, 2022
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$54,105	$4,791	$9,351,411	(a)	$7,872	$32,294	$5,359,684	(a)
FLSCs	7,031	57,951	11,087,812		74,997	17,454	10,944,875
Total	$61,136	$62,742			$82,869	$49,748
(a)Notional amounts have been adjusted for pullthrough rates of 75% and 77%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	March 31, 2023	December 31, 2022
Servicing advances	$147,255	$162,896
Servicing fees	119,749	110,891
Receivables from sales of servicing	83,754	56,019
Derivative settlements receivable	34,612	8,204
Investor receivables	31,521	25,701
Origination receivables	20,989	24,179
Other receivables	209	378
Provision for current expected credit losses	(4,342)	(5,121)
Total accounts receivable, net	$433,747	$383,147
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
The unpaid principal balance of mortgage loans serviced for others approximated $297.9 billion and $312.5 billion at March 31, 2023 and December 31, 2022, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Fair value, beginning of period	$4,453,261	$3,314,952
Capitalization of MSRs	525,396	645,437
MSR and excess sales	(684,621)	(656,670)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(222,915)	390,980
Due to collection/realization of cash flows/other	(96,251)	(180,597)
Fair value, end of period	$3,974,870	$3,514,102

The following is a summary of the components of change in fair value of servicing rights as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended March 31,
	2023	2022
Changes in fair value:
Due to changes in valuation inputs and assumptions	$(222,915)	$390,980
Due to collection/realization of cash flows and other	(96,251)	(180,597)
Net reserves and transaction costs on sales of servicing rights	(18,121)	(38,420)
Changes in fair value of mortgage servicing rights	$(337,287)	$171,963

During the three months ended March 31, 2023 and 2022, the Company sold MSRs on loans with an aggregate UPB of approximately $34.3 billion and $56.6 billion, respectively, for proceeds of approximately $379.1 million and $656.7 million, respectively. In addition, during the three months ended March 31, 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $63.4 billion for proceeds of approximately $305.5 million. In connection with these sales, the Company recorded a net $18.1 million and $38.4 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three months ended March 31, 2023 and 2022, respectively (in thousands):

	For the three months ended March 31,
	2023	2022
Contractual servicing fees	$214,756	$195,950
Late, ancillary and other fees	3,801	2,615
Loan servicing income	$218,557	$198,565
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023				December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Discount rates	10.0%	—	15.0%	10.6%	9.5%	—	15.0%	10.1%
Annual prepayment speeds	5.7%	—	13.5%	7.6%	6.7%	—	14.0%	7.9%
Cost of servicing	$75	—	$109	$81	$75	—	$108	$80
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at March 31, 2023 and December 31, 2022, respectively, (in thousands):

	March 31, 2023	December 31, 2022
Discount rate:
+ 10% adverse change – effect on value	$(155,531)	$(183,972)
+ 20% adverse change – effect on value	(298,058)	(353,120)
Prepayment speeds:
+ 10% adverse change – effect on value	$(110,978)	$(143,483)
+ 20% adverse change – effect on value	(215,109)	(277,992)
Cost of servicing:
+ 10% adverse change – effect on value	$(35,260)	$(39,362)
+ 20% adverse change – effect on value	(70,520)	(78,724)
These sensitivities are hypothetical and should be used with caution. As the table demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ, and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption of the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance, or lower discount rates as investors may accept lower returns in a lower interest rate environment), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of March 31, 2023 and December 31, 2022, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	March 31, 2023	December 31, 2022

Master Repurchase Agreement ("MRA") Funding Limits as of March 31, 2023:
$400 Million[2]	8/21/2012	1/18/2023	$—	$188,607
$150 Million	2/29/2012	5/23/2023	132,791	142,570
$3.0 Billion	5/9/2019	7/28/2023	1,134,464	2,239,591
$700 Million	7/24/2020	8/30/2023	475,650	642,544
$200 Million	3/30/2018	9/6/2023	70,779	170,478
$200 Million	10/30/2020	9/26/2023	19,513	97,216
$300 Million	8/19/2016	11/8/2023	45,973	235,804
$250 Million	2/26/2016	12/21/2023	143,341	193,023
$1.0 Billion	7/10/2012	1/8/2024	266,811	521,440
$2.5 Billion	12/31/2014	2/21/2024	1,748,239	1,588,787
$500 Million	3/7/2019	2/21/2024	162,718	236,462
$500 Million	4/23/2021	4/23/2024	34,908	185,502

Early Funding:
$600 Million (ASAP + - see below)		No expiration	22,871	—
$750 Million (EF - see below)		No expiration	1,776	1,968
			$4,259,834	$6,443,992
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $400 million of these line amounts is committed as of March 31, 2023.
2 This warehouse line of credit agreement expired pursuant to its terms prior to March 31, 2023.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2023, $22.9 million was outstanding through the ASAP+ program and $1.8 million was outstanding under the EF program.
As of March 31, 2023, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of March 31, 2023.
MSR Facilities
In the third quarter of 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A., providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral. Borrowings under the MSR Facility will bear interest based on SOFR plus an applicable margin. The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2023, the Company was in compliance with all applicable covenants. The MSR Facility has an initial maturity date of September 26, 2023. As of March 31, 2023 and December 31, 2022, $250.0 million and $750.0 million, respectively, was outstanding under the MSR Facility.
In the first quarter of 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination. acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility will bear interest based on SOFR plus an applicable margin. The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2023, the Company was in compliance with all applicable covenants. The GNMA MSR facility has an initial maturity date of March 20, 2025. As of March 31, 2023, $250.0 million was outstanding under the GNMA MSR facility.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Principal at March 31, 2023	Outstanding Principal at December 31, 2022
2025 Senior unsecured notes(1)	11/15/2025	5.500%	$800,000	$800,000
2029 Senior unsecured notes(2)	04/15/2029	5.500%	700,000	700,000
2027 Senior unsecured notes(3)	06/15/2027	5.750%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $5.7 million and $6.3 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $5.3 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $3.6 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively.
2025 Senior Notes
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year.
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
2029 Senior Notes

On April 7, 2021, the Company's consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2029 Senior Notes is due semi-annually on April 15 and October 15 of each year.
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
2027 Senior Notes
On November 22, 2021, the Company's consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year.

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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of March 31, 2023.
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

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of March 31, 2023. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $58.6 million and $88.2 million in UPB of loans during the three months ended March 31, 2023 and 2022, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Balance, beginning of period	$60,495	$86,762
Additions	7,527	7,762
Losses realized, net	(10,060)	(10,472)
Balance, end of period	$57,962	$84,052
Commitments to Originate Loans
As of March 31, 2023, the Company had agreed to extend credit to potential borrowers for approximately $22.5 billion. These contracts represent off-balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three months ended March 31, 2023.
In 2021, UWM began selling some of the mortgage loans that it originates through private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense/(income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of March 31, 2023, $112.1 million of the $114.3 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $101.3 million with remaining maturities ranging from approximately one to five months as of March 31, 2023, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 10 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	March 31, 2023		December 31, 2022
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	93,101,971	5.84%	92,575,974	5.81%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.16%	1,502,069,787	94.19%
Balance at end of period	1,595,171,758	100.00%	1,594,645,761	100.0%
The non-controlling interest holders have the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of March 31, 2023, SFS Corp. has not exchanged any Stapled Interests.
During the three months ended March 31, 2023, the Company issued 525,997 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

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
UWM is required to maintain certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of March 31, 2023, the most restrictive of these requirements require UWM to maintain a minimum net worth of $747.3 million, liquidity of $96.7 million and a minimum capital ratio of 6%. At March 31, 2023, UWM was in compliance with these requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022.

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

	March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$4,800,259	$—	$4,800,259
IRLCs	—	—	54,105	54,105
FLSCs	—	7,031	—	7,031
Investment securities at fair value, pledged	—	114,275	—	114,275
Mortgage servicing rights	—	—	3,974,870	3,974,870
Total assets	$—	$4,921,565	$4,028,975	$8,950,540
Liabilities:
IRLCs	$—	$—	$4,791	$4,791
FLSCs	—	57,951	—	57,951
Public and Private Warrants	2,152	1,719	—	3,871
Total liabilities	$2,152	$59,670	$4,791	$66,613

	December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,134,960	$—	$7,134,960
IRLCs	—	—	7,872	7,872
FLSCs	—	74,997	—	74,997
Investment securities at fair value, pledged	—	113,290	—	113,290
Mortgage servicing rights	—	—	4,453,261	4,453,261
Total assets	$—	$7,323,247	$4,461,133	$11,784,380
Liabilities:
IRLCs	$—	$—	$32,294	$32,294
FLSCs	—	17,454	—	17,454
Public and Private warrants	1,328	445	—	1,773
Total liabilities	$1,328	$17,899	$32,294	$51,521
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	March 31, 2023	December 31, 2022
Pullthrough rate (weighted avg)	75%	77%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three months ended March 31, 2023.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$794,251	$758,800	$793,703	$724,928
2029 Senior Notes, due 4/15/29	694,714	586,075	694,496	565,607
2027 Senior Notes, due 6/15/27	496,354	447,660	496,137	430,920
	$1,985,319	$1,792,535	$1,984,336	$1,721,455
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and other lines of credit approximate their fair value as of March 31, 2023 and December 31, 2022, respectively.

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
•The Company leases aircraft owned by entities controlled by the Company’s CEO to facilitate travel of Company executives for business purposes. Our executive officers (other than the CEO) may, from time to time, be authorized by the CEO to use the aircraft for personal trips;
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company.
For the three months ended March 31, 2023 and 2022, the Company made net payments of approximately $4.8 million and $5.5 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the three months ended March 31, 2023, approximately $4.6 million in rent and other occupancy related fees, $0.1 million in legal fees, and $0.1 million in other general and administrative expenses and (ii) with respect to the three months ended March 31, 2022, approximately $5.2 million in rent and other occupancy related fees, $0.2 million in legal fees and $0.1 million in other general and administrative expenses. Additionally, the Company made payments of $0.2 million and $0.1 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended March 31, 2023 and 2022, respectively.
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
For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 0.72% and 0.88%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not that a tax position will be sustained upon examination. As of March 31, 2023, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the three months ended March 31, 2023 or 2022. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws. Tax years 2019 and forward remain open under applicable statute of limitations with relevant taxing authorities.

NOTE 15 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	4,005,801	$5.30	2,812,320	$7.75
Granted	585,796	4.34	—	—
Vested	(804,701)	7.75	(918,768)	7.75
Forfeited	(112,466)	4.45	(67,416)	7.75
Unvested - end of period	3,674,430	$4.64	1,826,136	$7.75
Stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 was $2.5 million and $1.8 million, respectively. As of March 31, 2023 and 2022 there was $14.5 million and $13.0 million of unrecognized compensation expense, respectively, related to unvested awards which is expected to be recognized over a weighted average period of 2.2 years and 1.9 years, respectively.

NOTE 16 – EARNINGS PER SHARE
As of March 31, 2023, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
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
There was no Class B common stock outstanding as of March 31, 2023 or March 31, 2022.
The following table sets forth the calculation of basic and diluted earnings per share for the periods ended March 31, 2023 and 2022 (in thousands, except shares and per share amounts):

	For the three months ended March 31,
	2023	2022
Net (loss) income	$(138,613)	$453,287
Net (loss) income attributable to non-controlling interests	(126,672)	431,357
Net (loss) income attributable to UWMC	(11,941)	21,930
Numerator:
Net (loss) income attributable to Class A common shareholders	$(11,941)	$21,930
Net (loss) income attributable to Class A common shareholders - diluted	$(11,941)	$350,011
Denominator:
Weighted average shares of Class A common stock outstanding - basic	92,920,794	92,214,594
Weighted average shares of Class A common stock outstanding - diluted	92,920,794	1,594,284,381
Earnings (loss) per share of Class A common stock outstanding - basic	$(0.13)	$0.24
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.13)	$0.22
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the three months ended March 31, 2023. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three months ended March 31, 2023 or 2022. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three months ended March 31, 2023 and 2022 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 17 – SUBSEQUENT EVENTS
Subsequent to March 31, 2023, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on July 11, 2023 to stockholders of record at the close of business on June 21, 2023. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on or about July 11, 2023 .

Subsequent to March 31, 2023, the Company sold MSRs on certain agency and Ginnie Mae loans with a total UPB of approximately $11.7 billion for gross proceeds of approximately $200.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on March 1, 2023. Unless otherwise indicated or the context otherwise requires, when used in this Form 10-Q, the term “UWM” means United Wholesale Mortgage, LLC and “the Company,” “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

Business Overview

We are the largest overall residential mortgage lender in the U.S., originating mortgage loans exclusively through the wholesale channel. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last eight years, including the year ended December 31, 2022, we have also been the largest wholesale mortgage lender in the U.S. by closed loan volume.

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

Three Months Ended March 31, 2023 and 2022 Summary

For the three months ended March 31, 2023, we originated $22.3 billion in residential mortgage loans, which was a decrease of $16.5 billion, or 42%, from the $38.8 billion of originations during the three months ended March 31, 2022. We reported a $138.6 million net loss during the three months ended March 31, 2023, which was a decrease of $591.9 million, or 130.6%, compared to net income of $453.3 million for the three months ended March 31, 2022. Adjusted EBITDA for the three months ended March 31, 2023 was $141.0 million as compared to $128.4 million for the three months ended March 31, 2022. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended March 31,
($ in thousands)	2023	2022
Net (loss) income	$(138,613)	$453,287
Interest expense on non-funding debt	42,703	29,558
(Benefit) provision for income taxes	(1,003)	4,045
Depreciation and amortization	11,670	10,915
Stock-based compensation expense	2,482	1,828
Change in fair value of MSRs due to valuation inputs or assumptions (1)	222,915	(390,980)
Deferred compensation, net(2)	1,081	12,252
Change in fair value of Public and Private Warrants (3)	2,098	(4,132)
Change in Tax Receivable Agreement liability (4)	250	700
Change in fair value of investment securities (5)	(2,589)	10,934
Adjusted EBITDA	$140,994	$128,407

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
(5)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	For the three months ended March 31,
($ in thousands)	2023	2022
Revenue
Loan production income	$205,424	$383,871
Loan servicing income	218,557	198,565
Change in fair value of mortgage servicing rights	(337,287)	171,963
Interest income	74,580	67,395
Total revenue, net	161,274	821,794
Expenses
Salaries, commissions and benefits	121,003	160,609
Direct loan production costs	16,483	26,718
Marketing, travel, and entertainment	17,210	12,837
Depreciation and amortization	11,670	10,915
General and administrative	34,619	38,323
Servicing costs	36,862	47,184
Interest expense	63,284	60,374
Other expense/(income)	(241)	7,502
Total expenses	300,890	364,462
Earnings before income taxes	(139,616)	457,332
(Benefit) provision for income taxes	(1,003)	4,045
Net (loss) income	(138,613)	453,287
Net (loss) income attributable to non-controlling interest	(126,672)	431,357
Net (loss) income attributable to UWM Holdings Corporation	$(11,941)	$21,930

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended March 31,
($ in thousands)	2023	2022
Loan origination volume by type
Purchase:
Conventional	$12,969,966	$13,297,954
Government	5,623,050	4,272,747
Jumbo and other	652,780	1,532,197
Total purchase	$19,245,796	$19,102,898
Refinance:
Conventional	$1,869,911	$15,597,602
Government	941,775	3,409,198
Jumbo and other	277,532	702,631
Total refinance	3,089,218	19,709,431
Total loan origination volume	$22,335,014	$38,812,329
Portfolio metrics
Average loan amount	$362	$363
Weighted average loan-to-value ratio	83.51%	75.07%
Weighted average credit score	737	741
Weighted average note rate	6.20%	3.45%
Percentage of loans sold
To GSEs	97%	94%
To other counterparties	3%	6%
Servicing-retained	98%	99%
Servicing-released	2%	1%
The components of loan production income for the periods presented were as follows:

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2023	2022
Primary gain (loss)	$(363,425)	$(339,968)	$(23,457)	6.9%
Loan origination fees	50,980	86,164	(35,184)	(40.8)%
Provision for representation and warranty obligations	(7,527)	(7,762)	235	(3.0)%
Capitalization of MSRs	525,396	645,437	(120,041)	(18.6)%
Loan production income	$205,424	$383,871	$(178,447)	(46.5)%

Gain margin(1)	0.92%	0.99%	(0.07)%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.

Loan production income was $205.4 million for the three months ended March 31, 2023, a decrease of $178.4 million, or 46.5%, as compared to $383.9 million for the three months ended March 31, 2022. The decrease in loan production income was primarily driven by a decrease in loan production volume. Also contributing to the decline was a slight decrease in gain margin, from 99 basis points for the three months ended March 31, 2022 to 92 basis points for the same period in 2023. Loan production volume declined $16.5 billion, or 42%, from $38.8 billion to $22.3 billion during the three months ended March 31, 2023, as compared to the same period in 2022, due to lower refinance volume as a result of the higher primary mortgage interest rate environment during 2023, partially offset by a slight increase in purchase volume despite the higher interest rate environment and an overall decline in purchase volume for the industry.

Loan servicing income and Servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee UWM's servicing operations):

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2023	2022
Contractual servicing fees	$214,756	$195,950	$18,806	9.6%
Late, ancillary and other fees	3,801	2,615	1,186	45.4%
Loan servicing income	$218,557	$198,565	$19,992	10.1%

Servicing costs	36,862	47,184	(10,322)	(21.9)%

	For the three months ended March 31,
($ in thousands)	2023	2022
Average UPB of loans serviced	$313,918,441	$317,489,207
Average number of loans serviced	969,954	994,226
Weighted average servicing fee as of period end	0.2785%	0.2587%

Loan servicing income was $218.6 million for the three months ended March 31, 2023, an increase of $20.0 million, or 10.1%, as compared to $198.6 million for the three months ended March 31, 2022. The increase in loan servicing income during the three months ended March 31, 2023 was primarily driven by higher average servicing fees.

Servicing costs decreased $10.3 million for the three months ended March 31, 2023 from the three months ended March 31, 2022 as a result of lower loss mitigation expenses and a slight decrease in the average servicing portfolio.

For the periods presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
UPB of loans serviced	$297,906,035	$312,454,025
Number of loans serviced	919,435	967,050
MSR portfolio delinquency count (60+ days) as % of total	0.98%	0.85%
Weighted average note rate	3.66%	3.64%
Weighted average service fee	0.2785%	0.2862%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net decrease of $337.3 million for the three months ended March 31, 2023 as compared with a net increase of $172.0 million for the three months ended March 31, 2022. The net decrease in fair value for the three months ended March 31, 2023 was primarily attributable to a decrease in fair value of approximately $222.9 million due to changes in valuation inputs/assumptions, mainly as a result of changes in interest rates, a decline in fair value of approximately $96.3 million due to realization of cash flows and decay (including loans paid in full) and approximately $18.1 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows. The net increase in fair value for the three months ended March 31, 2022 of approximately $172.0 million was attributable to an increase of approximately $391.0 million resulting from changes in valuation inputs/assumptions, such as changes in interest rates, offset by declines of approximately $180.6 million due to realization of cash flows and decay (including loans paid in full) and approximately $38.4 million of net reserves and transaction costs for bulk MSR sales.
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended March 31,
($ in thousands)	2023	2022
Interest income	$74,580	$67,395
Less: Interest expense on funding facilities	20,581	30,816
Net interest income	$53,999	$36,579

Interest expense on non-funding debt	$42,703	$29,558
Total interest expense	63,284	60,374

Net interest income (interest income less interest expense on funding facilities) was $54.0 million for the three months ended March 31, 2023, an increase of $17.4 million, or 48%, as compared to $36.6 million for the three months ended March 31, 2022. This increase was primarily driven by a decrease in interest expense on funding facilities, due to lower average warehouse borrowing balances (due to lower production volume) and higher escrow credits provided by warehouse lenders, partially offset by higher interest rates on warehouse facilities (all of which are based on variable interest rate benchmarks plus a spread). Interest income increased due to higher average note rates on loans at fair value, partially offset by decreases in the average balances of mortgage loans at fair value (due to lower production volume).

Interest expense on non-funding debt was $42.7 million for the three months ended March 31, 2023, an increase from $29.6 million for the three months ended March 31, 2022, due to additional interest in 2023 on borrowings on the MSR Facility established at the end of the third quarter of 2022 and the GNMA MSR Facility established in the first quarter of 2023.

Other expenses

Other expenses (excluding servicing costs and interest expense, explained above) for the periods presented were as follows:

	For the three months ended March 31,		Change $	Change %
	2023	2022
Salaries, commissions and benefits	$121,003	$160,609	$(39,606)	(24.7)%
Direct loan production costs	16,483	26,718	(10,235)	(38.3)%
Marketing, travel, and entertainment	17,210	12,837	4,373	34.1%
Depreciation and amortization	11,670	10,915	755	6.9%
General and administrative	34,619	38,323	(3,704)	(9.7)%
Other expense/(income)	(241)	7,502	(7,743)	(103.2)%
Other expenses	$200,744	$256,904	$(56,160)	(21.9)%

Other expenses were $200.7 million for the three months ended March 31, 2023, a decrease of $56.2 million, or 21.9%, as compared to $256.9 million for the three months ended March 31, 2022. The decrease in other expenses was primarily due to a decrease in salaries, commissions and benefits of $39.6 million, or 24.7%, due to decreases in incentive compensation (primarily bonuses and commissions) attributable to decreased loan production and profitability and a decrease in the average number of team members. Direct loan production costs decreased $10.2 million primarily due to the decrease in production volume. The decrease in other expense of $7.7 million was primarily due to decline in fair value of retained investment securities in the first quarter of 2022 compared to an increase in fair value of investment securities in the first quarter of 2023, partially offset by an increase in the fair value of the Public and Private Warrants in the first quarter of 2023, compared to a decrease in the fair value of the Public and Private Warrants in the first quarter of 2022.

Income Taxes

We recorded a $1.0 million income tax benefit during the three months ended March 31, 2023, compared to a provision for income taxes of $4.0 million for the three months ended March 31, 2022. The decrease in income tax provision for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to the decrease in pre-tax income attributable to the Company.

Net income

Net loss was $138.6 million for the three months ended March 31, 2023, a decrease of $591.9 million or 130.6%, as compared to net income of $453.3 million for the three months ended March 31, 2022. The decrease in net income was primarily the result of a decrease in total revenue, net of $660.5 million, partially offset by a decrease in total expenses (including income taxes) of $68.6 million, as further described above.

Net loss attributable to the Company of $11.9 million and net income attributable to the Company of $21.9 million for the three months ended March 31, 2023 and 2022, respectively, reflects the net (loss) income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these periods.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have included:
•borrowings including under our warehouse facilities and other financing facilities;
•cash flow from operations and investing activities, including:
◦sale or securitization of loans into the secondary market;
◦loan origination fees;
◦servicing fee income;
◦interest income on mortgage loans; and
◦sale of MSRs and excess servicing cash flows.

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

Loan Funding Facilities

Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on a reference interest rate benchmark plus a spread. As of March 31, 2023, ten of our warehouse facility agreements had been amended to change the reference interest rate from LIBOR to variants of SOFR or other alternative index. The remaining warehouse facility transitioned from LIBOR to a variant of SOFR in May of 2023 due to the pending discontinuation of LIBOR.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of March 31, 2023, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of March 31, 2023:

Facility Type	Collateral	Line Amount as of March 31, 2023[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2023 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$150 Million	2/29/2012	5/23/2023	$132,791
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	7/28/2023	1,134,464
Master Repurchase Agreement	Mortgage Loans	$700 Million	7/24/2020	8/30/2023	475,650
Master Repurchase Agreement	Mortgage Loans	$200 Million	3/30/2018	9/6/2023	70,779
Master Repurchase Agreement	Mortgage Loans	$200 Million	10/30/2020	9/26/2023	19,513
Master Repurchase Agreement	Mortgage Loans	$300 Million	8/19/2016	11/8/2023	45,973
Master Repurchase Agreement	Mortgage Loans	$250 Million	2/26/2016	12/21/2023	143,341
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/8/2024	266,811
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion	12/31/2014	2/21/2024	1,748,239
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/7/2019	2/21/2024	162,718
Master Repurchase Agreement	Mortgage Loans	$500 Million	4/23/2021	4/23/2024	34,908
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	22,871
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	1,776
					$4,259,834
1 An aggregate of $400 million of these line amounts is committed as of March 31, 2023.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2023, $22.9 million was outstanding through the ASAP+ program and $1.8 million was outstanding under the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of March 31, 2023.

Other Financing Facilities

Senior Notes

On November 3, 2020, our consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year. We used approximately $500.0 million of the net proceeds from the offering of 2025 Senior Notes for general corporate purposes to fund future growth and distributed the remainder to SFS Corp. for tax distributions.

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

On April 7, 2021, our consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2029 Senior Notes is due semi-annually on April 15 and October 15 of each year. We used a portion of the proceeds from the issuance of the 2029 Senior Notes to pay off and terminate the $400.0 million line of credit, effective April 20, 2021, and the remainder for general corporate purposes.

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

On November 22, 2021, our consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year. We used the proceeds from the issuance of the 2027 Senior Notes for general corporate purposes.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of March 31, 2023.
MSR Facilities
On September 30, 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral, and borrowings under the MSR Facility will bear interest based on one-month term SOFR plus an applicable margin. As of March 31, 2023, $250.0 million was outstanding under the MSR Facility.
The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2023, we were in compliance with all applicable covenants.
On January 30, 2023, UWM, entered into Amendment No. 1 to the Loan and Security Agreement with Citibank, permitting UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.

On March 20, 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination. acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility will bear interest based on SOFR plus an applicable margin. As of March 31, 2023, $250.0 million was outstanding under the GNMA MSR facility.
The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2023, we were in compliance with all applicable covenants.
Excess Servicing Cash Flow Transactions

Pursuant to the guidelines of the GSEs, when we sell loans to the GSEs with servicing retained, we retain a minimum servicing fee (the “Base Servicing Fee”) to compensate us for servicing the mortgage loans. However, at times we may retain servicing fees for our MSRs that exceed the Base Servicing Fee. In the first quarter of 2023, we began conducting sales of the excess servicing fee cash flows on certain of our MSRs, whereby the rights to the excess fees are separated, securitized by the GSEs and sold, while we retain the obligation to service the loan and therefore continue to receive the Base Servicing Fee. During the three months ended March 31, 2023, we sold excess servicing cash flows on certain agency loans for proceeds of approximately $305.5 million.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of March 31, 2023. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2023.

Borrowings Against Investment Securities

In 2021, our consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of March 31, 2023, we had $101.3 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to five months as of March 31, 2023, and interest rates based on twelve-month LIBOR or SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 80% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of March 31, 2023, we had delivered $5.3 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of March 31, 2023, our finance lease liabilities were $36.8 million, $27.5 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately 2 months to thirteen years.

Cash flow data for the three months ended March 31, 2023 and 2022

	For the three months ended March 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$1,992,922	$11,751,763
Net cash provided by investing activities	644,369	610,498
Net cash used in financing activities	(2,602,126)	(12,192,175)
Net increase in cash and cash equivalents	$35,165	$170,086
Cash and cash equivalents at the end of the period	740,063	901,174

Net cash provided by operating activities

Net cash provided by operating activities was $1.99 billion for the three months ended March 31, 2023 compared to net cash provided by operating activities of $11.75 billion for the same period in 2022. The decrease in cash flows from operating activities was primarily driven by the smaller decrease in mortgage loans at fair value in the first quarter of 2023 as compared to the first quarter of 2022.

Net cash provided by investing activities

Net cash provided by investing activities was $644.4 million for the three months ended March 31, 2023 compared to $610.5 million of net cash provided by investing activities for the same period in 2022. The slight increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and excess servicing cash flows.

Net cash used in financing activities

Net cash used in financing activities was $2.60 billion for the three months ended March 31, 2023 compared to cash used in financing activities of $12.19 billion for the same period in 2022. The change year over year was primarily driven by a decrease in net repayments under the warehouse lines of credit for the three months ended March 31, 2023, primarily attributable to the smaller decrease in loans at fair value as compared to the three months ended March 31, 2022. Net secured line of credit repayments were $250.0 million in the first quarter of 2023, and Class A common stock dividends and distributions to SFS Corp. decreased $150.2 million in the first quarter of 2023 as compared to the same period in 2022.

Contractual Obligations

Cash requirements from contractual and other obligations

As of March 31, 2023, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our MSR Facility and GNMA MSR Facility, and payments under our financing and operating lease agreements. In the first quarter of 2023, UWM entered into the GNMA MSR Facility, which provides for up to $500 million of available borrowing capacity secured against certain MSRs. As of March 31, 2023, $250.0 million was outstanding under the GNMA MSR facility. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2022.
During the first quarter of 2023, the Board declared a dividend of $0.10 per share of Class A Common Stock for an aggregate $9.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on April 11, 2023.

The sources of funds needed to satisfy these cash requirements include cash flows from operations and investing activities, including cash flows from sales of MSRs and excess servicing cash flows, sale or securitization of loans into the secondary market, loan origination fees, servicing fee income, and interest income on mortgage loans.
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

Interest rate lock commitments, loan sale and forward commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The blended average pullthrough rate was 75% and 77%, as of March 31, 2023 and December 31, 2022, respectively.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Interest rate lock commitments—fixed rate (a)	$9,264,540	$5,350,845
Interest rate lock commitments—variable rate (a)	86,871	8,839
Commitments to sell loans	1,288,742	608,703
Forward commitments to sell mortgage-backed securities	9,799,070	10,336,172
(a)Adjusted for pullthrough rates of 75% and 77%, respectively.
As of March 31, 2023, we had sold $1.6 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in April 2023.

Critical Accounting Estimates and Use of Significant Estimates

Preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require management's judgement to make difficult, subjective or complex judgements about matters that are uncertain. Actual results could differ and the use of other assumptions or estimates could result in material differences in our condensed consolidated financial statements. Our critical accounting policies and estimates relate to accounting for mortgage loans held at fair value and revenue recognition, mortgage servicing rights, derivative financial instruments and representations and warranties reserve. There were no significant changes to our policies, methodologies, or processes used in applying our critical accounting estimates from what was described in our 2022 Annual Report on Form 10-K.

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
•our accounting policies and recent amendments to the FASB regulations, and the impacts to our agreements and financial results ;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•political and geopolitical conditions that may affect our business and the mortgage industry in general;
•our utilization of our warehouse facilities, MSR facilities, and Revolving Credit Facility, including outstanding borrowings through 2023;
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
•risks relating to the transition from LIBOR and the volatility of LIBOR or any replacement reference rate, which can result in higher than market interest rates;

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
•the risk that we may become subject to legal actions that if decided adversely, could be detrimental to our business; and
•those risks described in Item 1A - Risk Factors in our 2022 Annual Report on Form 10-K, as well as those described from time to time in our other filings with the SEC.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used March 31, 2023 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of March 31, 2023 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	March 31, 2023
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$26,446	$(29,401)
MSRs	(91,688)	90,046
IRLCs	47,664	(59,123)
Total change in assets	$(17,578)	$1,522
Increase (decrease) in liabilities
FLSCs	$(77,497)	$84,939
Total change in liabilities	$(77,497)	$84,939

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three months ended March 31, 2023, our originated loans had a weighted average loan to value ratio of 83.51%, and a weighted average FICO score of 737. For the three months ended March 31, 2022, our originated loans had a weighted average loan to value ratio of 75.07%, and a weighted average FICO score of 741. Management believes that the increase in the weighted average loan to value ratio year over year is primarily due to the increase in the percentage of purchase volume to total loan origination volume in 2023.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2023 or March 31, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with Independent Mortgage Brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, treble damages, attorneys’ fees and injunctive relief. We filed a renewed motion to dismiss on September 7, 2021. On July 27, 2022, the magistrate judge assigned to consider our motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice. In response, Okavage filed a second amended class action complaint on November 8, 2022. On December 14, 2022, UWM and its CEO filed a motion to dismiss the second amended complaint, and that motion remains pending. On March 24, 2023, Okavage filed a motion for leave to file a supplemental complaint. That motion also remains pending.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan, seeking monetary damages and injunctive relief. The complaint alleges that AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims, including fraud and misrepresentation, against UWM. UWM filed a motion to dismiss AML’s counterclaims, and on December 12, 2022, the court granted UWM’s motion in large part, dismissing all of AML’s counterclaims except for its declaratory judgment claim. On March 8, 2023, AML filed an amended counterclaim. UWM filed a motion to dismiss the amended counterclaim, and that motion remains pending.

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
There were no repurchases of the Company’s shares of its outstanding Class A common stock during the three months ended March 31, 2023. As of March 31, 2023, the remaining amount authorized under the share repurchase program was $218.4 million.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.22.1#
Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated January 20, 2023, between United Wholesale Mortgage, LLC and Citibank, N.A. (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 1, 2023).

10.23*#
Credit Agreement, dated March 20, 2023, between United Wholesale Mortgage, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent, and the lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2023).

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1+	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS%	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH%	XBRL Taxonomy Extension Schema Document.

101.CAL%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB%	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE%	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.
+	Furnished herewith.
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

UWM HOLDINGS CORPORATION

Date: May 10, 2023	By:	/s/ Andrew Hubacker
Andrew Hubacker
Executive Vice President, Chief Financial Officer and Chief Accounting Officer