Form 10-Q
period 2023-06-30
UWM Holdings Corp
filed 2023-08-09
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, the registrant had 93,114,878 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$634,576	$704,898
Mortgage loans at fair value	6,269,924	7,134,960
Derivative assets	61,407	82,869
Investment securities at fair value, pledged	111,625	113,290
Accounts receivable, net	347,865	383,147
Mortgage servicing rights	4,224,207	4,453,261
Premises and equipment, net	149,515	152,477
Operating lease right-of-use asset, net (includes $99,990 and $102,322 with related parties)	101,686	104,181
Finance lease right-of-use asset (includes $25,835 and $26,867 with related parties)	34,947	42,218
Loans eligible for repurchase from Ginnie Mae	409,078	345,490
Other assets	81,089	83,834
Total assets	$12,425,919	$13,600,625
Liabilities and equity
Warehouse lines of credit	$5,732,791	$6,443,992
Derivative liabilities	21,734	49,748
Secured lines of credit	500,000	750,000
Borrowings against investment securities	100,901	101,345
Accounts payable, accrued expenses and other	423,407	439,719
Accrued distributions and dividends payable	159,518	159,465
Senior notes	1,986,301	1,984,336
Operating lease liability (includes $107,015 and $109,473 with related parties)	108,711	111,332
Finance lease liability (includes $27,064 and $27,857 with related parties)	36,356	43,505
Loans eligible for repurchase from Ginnie Mae	409,078	345,490
Total liabilities	9,478,797	10,428,932
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of June 30, 2023 or December 31, 2022	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 93,114,878 and 92,575,974 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2023 or December 31, 2022	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2023 or December 31, 2022	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of June 30, 2023 and December 31, 2022	150	150
Additional paid-in capital	1,267	903
Retained earnings	120,379	142,500
Non-controlling interest	2,825,317	3,028,131
Total equity	2,947,122	3,171,693
Total liabilities and equity	$12,425,919	$13,600,625

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue
Loan production income	$280,757	$296,535	$486,181	$680,406
Loan servicing income	193,220	179,501	411,777	378,066
Change in fair value of mortgage servicing rights	24,648	26,169	(312,639)	198,132
Interest income	88,895	62,020	163,475	129,415
Total revenue, net	587,520	564,225	748,794	1,386,019
Expenses
Salaries, commissions and benefits	131,380	138,983	252,383	299,592
Direct loan production costs	23,618	25,757	40,101	52,475
Marketing, travel, and entertainment	21,588	20,625	38,798	33,462
Depreciation and amortization	11,441	11,181	23,111	22,096
General and administrative	52,691	39,909	87,310	78,232
Servicing costs	31,658	44,435	68,520	91,619
Interest expense	82,437	57,559	145,721	117,933
Other expense	2,703	9,562	2,462	17,064
Total expenses	357,516	348,011	658,406	712,473
Earnings before income taxes	230,004	216,214	90,388	673,546
Provision for income taxes	1,210	769	207	4,814
Net income	228,794	215,445	90,181	668,732
Net income attributable to non-controlling interest	221,236	207,079	94,564	638,436
Net income (loss) attributable to UWM Holdings Corporation	$7,558	$8,366	$(4,383)	$30,296

Earnings per share of Class A common stock (see Note 16):
Basic	$0.08	$0.09	$(0.05)	$0.33
Diluted	$0.08	$0.09	$(0.05)	$0.32
Weighted average shares outstanding:
Basic	93,107,133	92,533,620	93,014,478	92,374,988
Diluted	93,107,133	92,533,620	93,014,478	1,594,444,775

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2022	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	21,930	431,357	453,287
Class A common stock dividends	—	—	—	—	—	(9,253)	—	(9,253)
Member distributions to SFS Corp.	—	—	—	—	—	—	(450,621)	(450,621)
Stock-based compensation	918,768	—	—	—	105	—	1,723	1,828
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(15,648)	15,648	—
Balance, March 31, 2022	92,531,073	$9	1,502,069,787	$150	$542	$138,834	$3,026,707	$3,166,242
Net income	—	—	—	—	—	8,366	207,079	215,445
Class A common stock dividends	—	—	—	—	—	(9,254)	—	(9,254)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	8,172	—	—	—	127	—	1,549	1,676
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	9	(9)	—
Balance, June 30, 2022	92,539,245	$9	1,502,069,787	$150	$669	$137,955	$3,085,119	$3,223,902

Balance, January 1, 2023	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(11,941)	(126,672)	(138,613)
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	525,997	—	—	—	133	—	2,153	2,286
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	887	(2,194)	(1,307)
Balance, March 31, 2023	93,101,971	$9	1,502,069,787	$150	$1,036	$122,136	$2,751,211	$2,874,542
Net income	—	—	—	—	—	7,558	221,236	228,794
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	12,907	—	—	—	231	—	3,072	3,303
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(5)	5	—
Balance, June 30, 2023	93,114,878	$9	1,502,069,787	$150	$1,267	$120,379	$2,825,317	$2,947,122

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,181	$668,732
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	27,630	13,739
Capitalization of mortgage servicing rights	(1,166,368)	(1,058,115)
Change in fair value of mortgage servicing rights	312,639	(198,132)
Depreciation & amortization	24,831	24,033
Stock-based compensation expense	6,049	3,504
(Increase) decrease in fair value of investment securities	(1,988)	20,845
Increase (decrease) in fair value of warrants liability	3,273	(6,982)
(Increase) decrease in:
Mortgage loans at fair value	865,036	12,140,942
Derivative assets	21,462	(57,723)
Other assets	41,833	80,239
Increase (decrease) in:
Derivative liabilities	(28,014)	57,217
Other liabilities	(47,954)	(327,598)
Net cash provided by operating activities	148,610	11,360,701
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(13,288)	(15,362)
Net proceeds from sale of mortgage servicing rights	1,081,647	824,196
Proceeds from principal payments on investment securities	3,653	6,083
Margin calls on borrowings against investment securities	(1,304)	(12,326)
Net cash provided by investing activities	1,070,708	802,591
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under warehouse lines of credit	(711,201)	(11,457,585)
Repayments of finance lease liabilities	(7,148)	(8,570)
Repayments under equipment notes payable	(558)	(493)
Borrowings under secured lines of credit	750,000	—
Repayments under secured lines of credit	(1,000,000)	—
Borrowings against investment securities	72,253	—
Repayments of borrowings against investment securities	(72,697)	—
Dividends paid to Class A common stockholders	(18,568)	(18,425)
Member distributions paid to SFS Corp.	(300,414)	(450,651)
Other financing activities	(1,307)	—
Net cash used in financing activities	(1,289,640)	(11,935,724)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,322)	227,568
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	704,898	731,088
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$634,576	$958,656
SUPPLEMENTAL INFORMATION
Cash paid for interest	$114,153	$81,508
Cash received for taxes	(124)	—
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
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these condensed consolidated financial statements. See Note 10 - Non-Controlling Interests for further information.
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
Upon completion of the business combination transaction, the directors and officers of Gores Holdings IV, Inc. (the “Gores Directors and Officers”) resigned, the Company appointed new directors to its Board, and certain officers of UWM became officers of the Company. Pursuant to the Business Combination Agreement, the Company is obligated to indemnify the Gores Directors and Officers for costs or losses incurred prior to or after the closing of the business combination transaction that arose by reason of the fact that he or she is or was a director or officer of Gores Holdings IV, Inc. The Gores Directors and

Officers have been named as defendants in class action suits in Delaware Chancery Court in which it is alleged that they breached their fiduciary duties to shareholders of Gores Holdings, IV. Pursuant to its obligations under the Business Combination Agreement, the Company is indemnifying the Gores Directors and Officers in connection with these lawsuits. The Company has insurance which it believes will cover any material liability that could arise pursuant to its indemnification obligations to the Gores Directors and Officers.
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

Tax Receivable Agreement
In connection with the Business Combination Agreement, the Company entered into a Tax Receivable Agreement with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC Common Units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of section 704(c) of the Internal Revenue Code of 1986. The Company will retain the benefit of the remaining 15% of these tax savings. The Company's potential liability under the Tax Receivable Agreement is accounted for as a loss contingency (the liability recorded within "Accounts payable, accrued expenses and other"), with changes in the liability measured and recorded when estimated amounts due under the Tax Receivable Agreement are probable and can be reasonably estimated, and reported as part of "Other expense" in the condensed consolidated statements of operations. As of June 30, 2023, the total liability recorded for the Tax Receivable Agreement was approximately $18.2 million.
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
The Company evaluated the Public and Private Warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity due to certain terms of the warrants. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and subsequently (recorded within "Accounts payable, accrued expenses and other"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other expense"). During the three months ended June 30, 2023 and 2022, the Company recognized $1.2 million of other expense and $2.8 million of other income, respectively, related to the change in fair value of warrants. During the six months ended June 30, 2023 and 2022, the Company recognized $3.3 million of other expense and $7.0 million of other income, respectively, related to the change in fair value of warrants.
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 72,017,015 shares remained available for issuance under the 2020 Plan as of June 30, 2023. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the condensed consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 15 – Stock-based Compensation for further information.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021 and will remain effective through December 31, 2024. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The ASU was effective upon issuance on a prospective basis beginning January 1, 2020. The Company has added alternative base rate language, which may include SOFR to agreements for its derivatives, warehouse and other lines of credit, and debt obligations that use LIBOR. The Company has applied the optional expedients under ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. There was no impact on the Company’s condensed consolidated financial statements from adopting this standard.
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

(In thousands)	June 30, 2023	December 31, 2022
Mortgage loans, unpaid principal balance	$6,263,124	$7,128,131
Premiums paid on mortgage loans	50,066	70,914
Fair value adjustment	(43,266)	(64,085)
Mortgage loans at fair value	$6,269,924	$7,134,960
NOTE 3 – DERIVATIVES
The Company enters into Interest Rate Lock Commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 80% and 77%, as of June 30, 2023 and December 31, 2022, respectively. The Company primarily uses Forward-settling Loan Sale Commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	June 30, 2023				December 31, 2022
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$8,900	$18,878	$8,176,425	(a)	$7,872	$32,294	$5,359,684	(a)
FLSCs	52,507	2,856	12,116,222		74,997	17,454	10,944,875
Total	$61,407	$21,734			$82,869	$49,748
(a)Notional amounts have been adjusted for pullthrough rates of 80% and 77%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	June 30, 2023	December 31, 2022
Servicing fees	$120,267	$110,891
Servicing advances	109,800	162,896
Receivables from sales of servicing	58,559	56,019
Derivative settlements receivable	29,679	8,204
Origination receivables	19,230	24,179
Investor receivables	13,440	25,701
Other receivables	720	378
Provision for current expected credit losses	(3,830)	(5,121)
Total accounts receivable, net	$347,865	$383,147
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
The unpaid principal balance of mortgage loans serviced for others approximated $294.9 billion and $312.5 billion at June 30, 2023 and December 31, 2022, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Fair value, beginning of period	$3,974,870	$3,514,102	$4,453,261	$3,314,952
Capitalization of MSRs	640,972	412,678	1,166,368	1,058,115
MSR and excess sales	(419,732)	(216,126)	(1,104,353)	(872,796)
Changes in fair value:
Due to changes in valuation inputs or assumptions	164,526	176,456	(58,389)	567,436
Due to collection/realization of cash flows/other	(136,429)	(150,751)	(232,680)	(331,348)
Fair value, end of period	$4,224,207	$3,736,359	$4,224,207	$3,736,359

The following is a summary of the components of change in fair value of servicing rights as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Changes in fair value:
Due to changes in valuation inputs and assumptions	$164,526	$176,456	$(58,389)	$567,436
Due to collection/realization of cash flows and other	(136,429)	(150,751)	(232,680)	(331,348)
Net reserves and transaction costs on sales of servicing rights	(3,449)	464	(21,570)	(37,956)
Changes in fair value of mortgage servicing rights	$24,648	$26,169	$(312,639)	$198,132
During the six months ended June 30, 2023 and 2022, the Company sold MSRs on loans with an aggregate UPB of approximately $61.8 billion and $72.7 billion, respectively, for proceeds of approximately $798.9 million and $871.7 million, respectively. In addition, during the six months ended June 30, 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $63.4 billion for proceeds of approximately $305.5 million, all of which occurred in the three months ended March 31, 2023. During the three months ended June 30, 2023, the Company did not sell any excess servicing cash flows. In connection with these sales, the Company recorded a net $21.6 million and $38.0 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations. There were no excess servicing cash flow sales during the six months ended June 30, 2022.
The following table summarizes the loan servicing income recognized during the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Contractual servicing fees	$189,695	$177,375	$404,451	$373,325
Late, ancillary and other fees	3,525	2,126	7,326	4,741
Loan servicing income	$193,220	$179,501	$411,777	$378,066
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023				December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Discount rates	10.0%	—	15.0%	10.6%	9.5%	—	15.0%	10.1%
Annual prepayment speeds	5.7%	—	18.2%	7.8%	6.7%	—	14.0%	7.9%
Cost of servicing	$74	—	$113	$82	$75	—	$108	$80

The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at June 30, 2023 and December 31, 2022, respectively, (in thousands):

	June 30, 2023	December 31, 2022
Discount rate:
+ 10% adverse change – effect on value	$(174,749)	$(183,972)
+ 20% adverse change – effect on value	(334,881)	(353,120)
Prepayment speeds:
+ 10% adverse change – effect on value	$(125,932)	$(143,483)
+ 20% adverse change – effect on value	(243,715)	(277,992)
Cost of servicing:
+ 10% adverse change – effect on value	$(36,126)	$(39,362)
+ 20% adverse change – effect on value	(72,251)	(78,724)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of June 30, 2023 and December 31, 2022, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2023	Total Advanced Against Line as of December 31, 2022

Master Repurchase Agreement ("MRA") Funding Limits as of June 30, 2023:
$400 Million[2]	8/21/2012	1/18/2023	$—	$188,607
$700 Million	7/24/2020	8/30/2023	553,048	642,544
$200 Million	3/30/2018	9/6/2023	81,493	170,478
$200 Million	10/30/2020	9/26/2023	106,601	97,216
$3.0 Billion	5/9/2019	9/29/2023	1,953,810	2,239,591
$300 Million	8/19/2016	11/8/2023	284,380	235,804
$250 Million	2/26/2016	12/21/2023	227,562	193,023
$1.0 Billion	7/10/2012	1/8/2024	260,863	521,440
$2.5 Billion	12/31/2014	2/21/2024	1,519,261	1,588,787
$500 Million	3/7/2019	2/21/2024	321,508	236,462
$250 Million	4/23/2021	4/23/2024	74,153	185,502
$400 Million	2/29/2012	5/17/2024	350,112	142,570

Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	—
$750 Million (EF - see below)		No expiration	—	1,968
			$5,732,791	$6,443,992
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $650.0 million of these line amounts is committed as of June 30, 2023.
2 This warehouse line of credit agreement expired pursuant to its terms prior to June 30, 2023.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2023, no amounts were outstanding through the ASAP+ program or the EF program.
As of June 30, 2023, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of June 30, 2023.
MSR Facilities
In the third quarter of 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A., providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral. Borrowings under the MSR Facility will bear interest based on SOFR plus an applicable margin. The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2023, the Company was in compliance with all applicable covenants. The MSR Facility has an initial maturity date of September 26, 2023. As of June 30, 2023 and December 31, 2022, $250.0 million and $750.0 million, respectively, was outstanding under the MSR Facility.
In the first quarter of 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination. acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility will bear interest based on SOFR plus an applicable margin. The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2023, the Company was in compliance with all applicable covenants. The GNMA MSR facility has an initial maturity date of March 20, 2025. As of June 30, 2023, $250.0 million was outstanding under the GNMA MSR facility.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Principal at June 30, 2023	Outstanding Principal at December 31, 2022
2025 Senior Unsecured Notes(1)	11/15/2025	5.500%	$800,000	$800,000
2029 Senior Unsecured Notes(2)	04/15/2029	5.500%	700,000	700,000
2027 Senior Unsecured Notes(3)	06/15/2027	5.750%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000
Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $5.2 million and $6.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $5.1 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $3.4 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively.
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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of June 30, 2023.
Revolving Credit Facility

On August 8, 2022, UWM entered into the Revolving Credit Agreement (the “Revolving Credit Agreement”) between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility had an initial one-year term and automatically renews for successive one-year periods unless terminated by either party. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of June 30, 2023. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within loan production income, and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $102.9 million and $100.4 million in UPB of loans during the three months ended June 30, 2023 and 2022, respectively, and $161.5 million and $188.6 million in UPB of loans during the six months ended June 30, 2023 and 2022, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$57,962	$84,052	$60,495	$86,762
Additions	20,103	5,977	27,630	13,739
Losses realized, net	(18,972)	(19,934)	(29,032)	(30,406)
Balance, end of period	$59,093	$70,095	$59,093	$70,095
Commitments to Originate Loans
As of June 30, 2023, the Company had agreed to extend credit to potential borrowers for approximately $26.5 billion. These contracts represent off-balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and six months ended June 30, 2023 and 2022.
In 2021, UWM began selling some of the mortgage loans that it originates through private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The

Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of June 30, 2023, $109.7 million of the $111.6 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $100.9 million with remaining maturities ranging from approximately one to five months as of June 30, 2023, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 10 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	June 30, 2023		December 31, 2022
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	93,114,878	5.84%	92,575,974	5.81%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.16%	1,502,069,787	94.19%
Balance at end of period	1,595,184,665	100.00%	1,594,645,761	100.0%
The non-controlling interest holder has the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by the non-controlling interest holder will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of June 30, 2023, SFS Corp. has not exchanged any Stapled Interests.
During the six months ended June 30, 2023, the Company issued 538,904 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan and grants to the Company's non-employee directors. During the six months ended June 30, 2022, the Company issued 926,940 shares of Class A common stock which primarily related to the vesting of RSUs under its stock-based compensation plan and grants to the Company's non-employee directors. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

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
UWM is required to maintain certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of June 30, 2023, the most restrictive of these requirements require UWM to maintain a minimum net worth of $739.9 million, liquidity of $95.5 million and a minimum capital ratio of 6%. At June 30, 2023, UWM was in compliance with these requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022.

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

	June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$6,269,924	$—	$6,269,924
IRLCs	—	—	8,900	8,900
FLSCs	—	52,507	—	52,507
Investment securities at fair value, pledged	—	111,625	—	111,625
Mortgage servicing rights	—	—	4,224,207	4,224,207
Total assets	$—	$6,434,056	$4,233,107	$10,667,163
Liabilities:
IRLCs	$—	$—	$18,878	$18,878
FLSCs	—	2,856	—	2,856
Public and Private Warrants	2,549	2,497	—	5,046
Total liabilities	$2,549	$5,353	$18,878	$26,780

	December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,134,960	$—	$7,134,960
IRLCs	—	—	7,872	7,872
FLSCs	—	74,997	—	74,997
Investment securities at fair value, pledged	—	113,290	—	113,290
Mortgage servicing rights	—	—	4,453,261	4,453,261
Total assets	$—	$7,323,248	$4,461,133	$11,784,381
Liabilities:
IRLCs	$—	$—	$32,294	$32,294
FLSCs	—	17,454	—	17,454
Public and Private warrants	1,328	445	—	1,773
Total liabilities	$1,328	$17,899	$32,294	$51,521
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	June 30, 2023	December 31, 2022
Pullthrough rate (weighted avg)	80%	77%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and six months ended June 30, 2023.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$794,798	$763,184	$793,703	$724,928
2029 Senior Notes, due 4/15/29	694,933	598,451	694,496	565,607
2027 Senior Notes, due 6/15/27	496,570	455,730	496,137	430,920
	$1,986,301	$1,817,365	$1,984,336	$1,721,455
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and other lines of credit approximate their fair value as of June 30, 2023 and December 31, 2022, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS
In the normal course of business, the Company engages in the following significant related party transactions:
•The Company’s corporate campus is located in buildings and on land that are owned by entities controlled by the Company’s founder (who is a current member of the Board of Directors) and its CEO and leased by the Company from these entities. The Company also makes leasehold improvements to these properties for the benefit of the Company, for which the Company is responsible pursuant to the terms of the lease agreements;
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
For the three months ended June 30, 2023 and 2022, the Company made net payments of approximately $5.8 million and $9.9 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the three months ended June 30, 2023, approximately $5.6 million in rent and other occupancy related fees and $0.2 million in legal fees and (ii) with respect to the three months ended June 30, 2022, approximately $9.7 million in rent and other occupancy related fees and $0.2 million in legal fees. Additionally, the Company made payments of $0.1 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended June 30, 2022.
For the six months ended June 30, 2023 and 2022, the Company made net payments of approximately $10.7 million and $15.5 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the six months ended June 30, 2023, approximately $10.2 million in rent and other occupancy related fees, $0.3 million in legal fees, and $0.2 million in other general and administrative expenses and (ii) with respect to the six months ended June 30, 2022, approximately $15.0 million in rent and other occupancy related fees, $0.3 million in legal fees and $0.2 million in other general and administrative expenses. Additionally, the Company made payments of $0.2 million and $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the six months ended June 30, 2023 and 2022, respectively.
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
For the three months ended June 30, 2023 and 2022, the Company’s effective tax rate was 0.53% and 0.36%, respectively. For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was 0.23% and 0.71% respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not that a tax position will be sustained upon examination. As of June 30, 2023, the Company has not recognized any uncertain tax positions. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the six months ended June 30, 2023 or 2022. The Company may be subject to potential examination by U.S. federal or state jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal or state tax laws. Tax years 2019 and forward remain open under applicable statute of limitations with relevant taxing authorities.

NOTE 15 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	3,674,430	$4.64	1,826,136	$7.75
Granted	2,680,554	6.00	7,508	4.13
Vested	(12,907)	4.92	(8,172)	4.42
Forfeited	(146,673)	4.84	(79,796)	7.75
Unvested - end of period	6,195,404	$5.20	1,745,676	$7.75

	For the six months ended June 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	4,005,801	$5.30	2,812,320	$7.75
Granted	3,266,350	5.70	7,508	4.13
Vested	(817,608)	7.71	(926,940)	7.72
Forfeited	(259,139)	4.81	(147,212)	7.75
Unvested - end of period	6,195,404	$5.20	1,745,676	$7.75
Stock-based compensation expense recognized for the three months ended June 30, 2023 and 2022 was $3.7 million and $1.7 million, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2023 and 2022 was $6.0 million and $3.5 million, respectively. As of June 30, 2023, there was $26.6 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 3.1 years.

NOTE 16 – EARNINGS PER SHARE
As of June 30, 2023, the Company had two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the Board of Directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
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
There was no Class B common stock outstanding as of June 30, 2023 or June 30, 2022.
The following table sets forth the calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2023 and 2022 (in thousands, except shares and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income	$228,794	$215,445	$90,181	$668,732
Net income attributable to non-controlling interests	221,236	207,079	94,564	638,436
Net income (loss) attributable to UWMC	7,558	8,366	(4,383)	30,296
Numerator:
Net income (loss) attributable to Class A common shareholders	$7,558	$8,366	$(4,383)	$30,296
Net income (loss) attributable to Class A common shareholders - diluted	$7,558	$8,366	$(4,383)	$515,712
Denominator:
Weighted average shares of Class A common stock outstanding - basic	93,107,133	92,533,620	93,014,478	92,374,988
Weighted average shares of Class A common stock outstanding - diluted	93,107,133	92,533,620	93,014,478	1,594,444,775
Earnings (loss) per share of Class A common stock outstanding - basic	$0.08	$0.09	$(0.05)	$0.33
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.08	$0.09	$(0.05)	$0.32
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for all periods except for the six months ended June 30, 2022. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three or six months ended June 30, 2023 or 2022. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three and six months ended June 30, 2023 and 2022 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 17 – SUBSEQUENT EVENTS
Subsequent to June 30, 2023, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on October 11, 2023 to stockholders of record at the close of business on September 20, 2023. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on or about October 11, 2023 .

Subsequent to June 30, 2023, the Company sold MSRs on certain agency loans with a total UPB of approximately $26.2 billion for gross proceeds of approximately $346.3 million.

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

Business Overview

Despite originating mortgage loans exclusively through the wholesale channel, we are the largest overall residential mortgage lender in the U.S. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia. For the last eight years, including the year ended December 31, 2022, we have also been the largest wholesale mortgage lender in the U.S. by closed loan volume.

Our mortgage origination business derives revenue from originating, processing and underwriting primarily government-sponsored enterprise ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage advisor, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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
•    provision for representation and warranty obligations, which represent the reserves initially established at the time of sale for our estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors. Included within these reserves are amounts for estimated liabilities for requirements to repay a portion of any premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans;
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

Three and Six Months Ended June 30, 2023 and 2022 Summary

For the three months ended June 30, 2023, we originated $31.8 billion in residential mortgage loans, which was an increase of $2.0 billion, or 6.6%, from the $29.9 billion of originations during the three months ended June 30, 2022. We reported net income of $228.8 million during the three months ended June 30, 2023, which was an increase of $13.3 million, or 6.2%, compared to net income of $215.4 million for the three months ended June 30, 2022. Adjusted EBITDA for the three months ended June 30, 2023 was $125.4 million as compared to $95.0 million for the three months ended June 30, 2022. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the six months ended June 30, 2023, we originated $54.2 billion in residential mortgage loans, which was a decrease of $14.5 billion, or 21.1%, from the $68.7 billion of originations during the six months ended June 30, 2022. We reported net income of $90.2 million during the six months ended June 30, 2023, which was a decrease of $578.6 million, or 86.5%, compared to net income of $668.7 million for the six months ended June 30, 2022. Adjusted EBITDA for the six months ended June 30, 2023 was $266.4 million as compared to $223.4 million for the six months ended June 30, 2022. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income	$228,794	$215,445	$90,181	$668,732
Interest expense on non-funding debt	42,756	29,692	85,459	59,250
Provision for income taxes	1,210	769	207	4,814
Depreciation and amortization	11,441	11,181	23,111	22,096
Stock-based compensation expense	3,567	1,676	6,049	3,504
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(164,526)	(176,456)	58,389	(567,436)
Deferred compensation, net(2)	(564)	3,125	517	15,377
Change in fair value of Public and Private Warrants (3)	1,175	(2,850)	3,273	(6,982)
Change in Tax Receivable Agreement liability (4)	915	2,500	1,165	3,200
Change in fair value of investment securities (5)	612	9,912	(1,977)	20,846
Adjusted EBITDA	$125,380	$94,994	$266,374	$223,401

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
(5)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Revenue
Loan production income	$280,757	$296,535	$486,181	$680,406
Loan servicing income	193,220	179,501	411,777	378,066
Change in fair value of mortgage servicing rights	24,648	26,169	(312,639)	198,132
Interest income	88,895	62,020	163,475	129,415
Total revenue, net	587,520	564,225	748,794	1,386,019
Expenses
Salaries, commissions and benefits	131,380	138,983	252,383	299,592
Direct loan production costs	23,618	25,757	40,101	52,475
Marketing, travel, and entertainment	21,588	20,625	38,798	33,462
Depreciation and amortization	11,441	11,181	23,111	22,096
General and administrative	52,691	39,909	87,310	78,232
Servicing costs	31,658	44,435	68,520	91,619
Interest expense	82,437	57,559	145,721	117,933
Other expense	2,703	9,562	2,462	17,064
Total expenses	357,516	348,011	658,406	712,473
Earnings before income taxes	230,004	216,214	90,388	673,546
Provision for income taxes	1,210	769	207	4,814
Net income	228,794	215,445	90,181	668,732
Net income attributable to non-controlling interest	221,236	207,079	94,564	638,436
Net income (loss) attributable to UWM Holdings Corporation	$7,558	$8,366	$(4,383)	$30,296

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Loan origination volume by type
Purchase:
Conventional	$17,607,736	$14,891,850	$30,577,702	$28,189,804
Government	9,184,089	5,773,192	14,807,139	10,045,940
Jumbo and other(1)	1,243,350	1,718,616	1,896,130	3,250,813
Total purchase	$28,035,175	$22,383,658	$47,280,971	$41,486,557
Refinance:
Conventional	$2,113,172	$5,335,495	$3,983,083	$20,933,096
Government	1,336,350	1,780,263	2,278,125	5,189,461
Jumbo and other(1)	362,103	382,393	639,635	1,085,024
Total refinance	3,811,625	7,498,151	6,900,843	27,207,581
Total loan origination volume	$31,846,800	$29,881,809	$54,181,814	$68,694,138
Portfolio metrics
Average loan amount	$377	$377	$371	$369
Weighted average loan-to-value ratio	83.31%	80.06%	83.39%	77.24%
Weighted average credit score	739	737	738	740
Weighted average note rate	6.31%	4.83%	6.27%	4.05%
Percentage of loans sold
To GSEs	96%	92%	96%	93%
To other counterparties	4%	8%	4%	7%
Servicing-retained	99%	95%	98%	97%
Servicing-released	1%	5%	2%	3%

(1) Comprised of non-agency jumbo products and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens) and construction loans.
The components of loan production income for the periods presented were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2023	2022
Primary loss	$(422,209)	$(173,691)	$(248,518)	143.1%
Loan origination fees	71,097	63,525	7,572	11.9%
Provision for representation and warranty obligations	(9,103)	(5,977)	(3,126)	52.3%
Capitalization of MSRs	640,972	412,678	228,294	55.3%
Loan production income	$280,757	$296,535	$(15,778)	(5.3)%

Gain margin(1)	0.88%	0.99%	(0.11)%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2023	2022
Primary loss	$(785,634)	$(513,659)	$(271,975)	52.9%
Loan origination fees	122,077	149,689	(27,612)	(18.4)%
Provision for representation and warranty obligations	(16,630)	(13,739)	(2,891)	21.0%
Capitalization of MSRs	1,166,368	1,058,115	108,253	10.2%
Loan production income	$486,181	$680,406	$(194,225)	(28.5)%

Gain margin(1)	0.90%	0.99%	(0.09)%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.

Loan production income was $280.8 million for the three months ended June 30, 2023, a decrease of $15.8 million, or 5.3%, as compared to $296.5 million for the three months ended June 30, 2022. The decrease in loan production income was primarily driven by a decrease in gain margin, from 99 basis points for the three months ended June 30, 2022 to 88 basis points for the same period in 2023, partially offset by an increase in loan production volume. Loan production volume increased $2.0 billion, or 6.6%, from $29.9 billion to $31.8 billion during the three months ended June 30, 2023, as compared to the same period in 2022, due to an increase in purchase volume despite the higher interest rate environment, partially offset by lower refinance volume as a result of the higher primary mortgage interest rate environment during 2023.

Loan production income was $486.2 million for the six months ended June 30, 2023, a decrease of $194.2 million, or 28.5%, as compared to $680.4 million for the six months ended June 30, 2022. The decrease in loan production income was primarily driven by a decrease in loan production volume. Also contributing to the decline was a decrease in gain margin, from 99 basis points for the six months ended June 30, 2022 to 90 basis points for the same period in 2023. Loan production volume declined $14.5 billion, or 21.1%, from $68.7 billion to $54.2 billion during the six months ended June 30, 2023, as compared to the same period in 2022, due to lower refinance volume as a result of the higher primary mortgage interest rate environment during 2023, partially offset by an increase in purchase volume despite the higher interest rate environment during the first six months of 2023.

Loan servicing income and Servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee UWM's servicing operations):

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2023	2022
Contractual servicing fees	$189,695	$177,375	$12,320	6.9%
Late, ancillary and other fees	3,525	2,126	1,399	65.8%
Loan servicing income	$193,220	$179,501	$13,719	7.6%

Servicing costs	31,658	44,435	(12,777)	(28.8)%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2023	2022
Contractual servicing fees	$404,451	$373,325	$31,126	8.3%
Late, ancillary and other fees	7,326	4,741	2,585	54.5%
Loan servicing income	$411,777	$378,066	$33,711	8.9%

Servicing costs	68,520	91,619	(23,099)	(25.2)%

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Average UPB of loans serviced	$296,944,806	$301,939,370	$306,506,708	$310,612,659
Average number of loans serviced	916,298	940,716	946,510	970,580
Weighted average servicing fee as of period end	0.2898%	0.2664%	0.2898%	0.2664%

Loan servicing income was $193.2 million for the three months ended June 30, 2023, an increase of $13.7 million, or 7.6%, as compared to $179.5 million for the three months ended June 30, 2022. The increase in loan servicing income during the three months ended June 30, 2023 was primarily driven by higher average servicing fees, partially offset by a decline in the average servicing portfolio.

Servicing costs decreased $12.8 million for the three months ended June 30, 2023 as compared to the same period in 2022 as a result of lower loss mitigation expenses and a decline in the average servicing portfolio.

Loan servicing income was $411.8 million for the six months ended June 30, 2023, an increase of $33.7 million, or 8.9%, as compared to $378.1 million for the six months ended June 30, 2022. The increase in loan servicing income during the six months ended June 30, 2023 was primarily driven by higher average servicing fees, partially offset by a decline in the average servicing portfolio.

Servicing costs decreased $23.1 million for the six months ended June 30, 2023 as compared to the same period in 2022 as a result of lower loss mitigation expenses and a decline in the average servicing portfolio.

As of the dates presented below, our loan servicing portfolio consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
UPB of loans serviced	$294,945,929	$312,454,025
Number of loans serviced	908,889	967,050
MSR portfolio delinquency count (60+ days) as % of total	0.99%	0.85%
Weighted average note rate	3.84%	3.64%
Weighted average service fee	0.2898%	0.2862%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net increase of $24.6 million for the three months ended June 30, 2023 as compared to a net increase of $26.2 million for the three months ended June 30, 2022. The net increase in fair value for the three months ended June 30, 2023 was primarily attributable to an increase in fair value of approximately $164.5 million due to changes in valuation inputs/assumptions, mainly as a result of changes in market interest rates, partially offset by a decline in fair value of approximately $136.4 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $3.4 million of net reserves and transaction costs for bulk MSR sales. The net increase in fair value for the three months ended June 30, 2022 of approximately $26.2 million was attributable to an increase of approximately $176.5 million resulting from changes in valuation inputs/assumptions, partially offset by declines of approximately $150.8 million due to realization of cash flows, decay, and other (including loans paid in full).

The change in fair value of MSRs was a net decrease of $312.6 million for the six months ended June 30, 2023 as compared with a net increase of $198.1 million for the six months ended June 30, 2022. The net decrease in fair value for the six months ended June 30, 2023 was primarily attributable to a decline in fair value of approximately $232.7 million due to realization of cash flows, decay, and other (including loans paid in full), a decrease in fair value of approximately $58.4 million due to changes in valuation inputs/assumptions, mainly as a result of changes in market interest rates, and approximately $21.6 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows. The net increase in fair value for the six months ended June 30, 2022 of approximately $198.1 million was attributable to an increase of approximately $567.4 million resulting from changes in valuation inputs/assumptions, such as changes in market interest rates, partially offset by declines of approximately $331.3 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $38.0 million of net reserves and transaction costs for bulk MSR sales.
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$88,895	$62,020	$163,475	$129,415
Less: Interest expense on funding facilities	39,681	27,867	60,262	58,683
Net interest income	$49,214	$34,153	$103,213	$70,732

Interest expense on non-funding debt	$42,756	$29,692	$85,459	$59,250
Total interest expense	82,437	57,559	145,721	117,933

Net interest income (interest income less interest expense on funding facilities) was $49.2 million for the three months ended June 30, 2023, an increase of $15.1 million, or 44%, as compared to $34.2 million for the three months ended June 30, 2022, as the increase in interest income exceeded the increase in interest expense on funding facilities. Interest income increased due to higher average note rates on loans at fair value and higher average balances of mortgage loans at fair value. Interest expense on funding facilities increased due to higher interest rates on warehouse facilities (all of which are based on variable interest rate benchmarks plus a spread) and higher average warehouse balances, partially offset by higher escrow credits from warehouse lenders, due to higher short-term interest rates.

Interest expense on non-funding debt was $42.8 million for the three months ended June 30, 2023, an increase from $29.7 million for the three months ended June 30, 2022, due to additional interest in 2023 on borrowings on the MSR Facility established at the end of the third quarter of 2022 and the GNMA MSR Facility established in the first quarter of 2023.
Net interest income (interest income less interest expense on funding facilities) was $103.2 million for the six months ended June 30, 2023, an increase of $32.5 million, or 46%, as compared to $70.7 million for the six months ended June 30, 2022, as the increase in interest income exceeded the increase in interest expense on funding facilities. Interest income increased due to higher average note rates on loans at fair value, partially offset by lower average balances of mortgage loans at fair value. Interest expense on funding facilities increased due to higher interest rates on warehouse facilities (all of which are based on variable interest rate benchmarks plus a spread), partially offset by lower average warehouse balances and higher escrow credits from warehouse lenders, due to higher short-term interest rates.
Interest expense on non-funding debt was $85.5 million for the six months ended June 30, 2023, an increase from $59.3 million for the six months ended June 30, 2022, due primarily to interest expense on borrowings on the MSR facilities in 2023.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2023	2022
Salaries, commissions and benefits	$131,380	$138,983	$(7,603)	(5.5)%
Direct loan production costs	23,618	25,757	(2,139)	(8.3)%
Marketing, travel, and entertainment	21,588	20,625	963	4.7%
Depreciation and amortization	11,441	11,181	260	2.3%
General and administrative	52,691	39,909	12,782	32.0%
Other expense	2,703	9,562	(6,859)	(71.7)%
Other expenses	$243,421	$246,017	$(2,596)	(1.1)%

	For the six months ended June 30,		Change $	Change %
	2023	2022
Salaries, commissions and benefits	$252,383	$299,592	$(47,209)	(15.8)%
Direct loan production costs	40,101	52,475	(12,374)	(23.6)%
Marketing, travel, and entertainment	38,798	33,462	5,336	15.9%
Depreciation and amortization	23,111	22,096	1,015	4.6%
General and administrative	87,310	78,232	9,078	11.6%
Other expense	2,462	17,064	(14,602)	(85.6)%
Other expenses	$444,165	$502,921	$(58,756)	(11.7)%

Other costs were $243.4 million for the three months ended June 30, 2023, a decrease of $2.6 million, or 1.1%, as compared to $246.0 million for the three months ended June 30, 2022. The decrease in other costs was primarily due to a decrease in salaries, commissions and benefits of $7.6 million, or 5.5%, due to a decrease in salaries and benefits resulting from a decrease in the average number of team members, partially offset by an increase in commissions and other incentive compensation due to increased production. The decrease in other expense/(income) of $6.9 million was primarily due to changes in fair value of retained investment securities and Public and Private Warrants. These decreases were partially offset by an increase in general and administrative expense of $12.8 million, primarily due to a loss incurred in the second quarter of 2023 related to a specific loan repurchase issue for loans originated in prior periods.

Other costs were $444.2 million for the six months ended June 30, 2023, a decrease of $58.8 million, or 11.7%, as compared to $502.9 million for the six months ended June 30, 2022. The decrease in other costs was primarily due to a decrease in salaries, commissions and benefits of $47.2 million, or 15.8%, due to a decrease in average team member count and lower incentive compensation due to lower production. Direct loan production costs decreased $12.4 million primarily due to the decrease in loan production volume. The decrease in other expense of $14.6 million was primarily due to changes in fair value of retained investment securities and Public and Private Warrants. These decreases were offset by an increase in general and administrative expense of $9.1 million primarily due to the same reasons mentioned in the three months analysis above, and an increase in marketing, travel and entertainment expenses $5.3 million primarily due to increased investments in our broker relationships.

Income Taxes

We recorded a $1.2 million provision for income taxes during the three months ended June 30, 2023, compared to a provision for income taxes of $0.8 million for the three months ended June 30, 2022. We recorded a $0.2 million provision for income taxes during the six months ended June 30, 2023, compared to a provision for income taxes of $4.8 million for the six months ended June 30, 2022. The increase in income tax provision for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the increase in pre-tax income attributable to the Company. The decrease in income tax provision for the six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to the decrease in pre-tax income attributable to the Company.

Net income

Net income was $228.8 million for the three months ended June 30, 2023, an increase of $13.3 million or 6.2%, as compared to net income of $215.4 million for the three months ended June 30, 2022. The increase in net income was primarily the result of an increase in total revenue, net of $23.3 million, partially offset by an increase in total expenses (including income taxes) of $9.9 million, as further described above.

Net income was $90.2 million for the six months ended June 30, 2023, a decrease of $578.6 million or 86.5%, as compared to net income of $668.7 million for the six months ended June 30, 2022. The decrease in net income was primarily the result of a decrease in total revenue, net of $637.2 million, partially offset by a decrease in total expenses (including income taxes) of $58.7 million, as further described above.

Net income attributable to the Company of $7.6 million and $8.4 million for the three months ended June 30, 2023 and 2022, respectively, and net loss attributable to the Company of $4.4 million for the six months ended June 30, 2023 and net income attributable to the Company of $30.3 million for the six months ended June 30, 2022 includes the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these periods.

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

Loan Funding Facilities

Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on a reference interest rate benchmark plus a spread. As of June 30, 2023, all of our warehouse facility agreements had been amended to change the reference interest rate from LIBOR to variants of SOFR or other alternative index.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of June 30, 2023, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of June 30, 2023:

Facility Type	Collateral	Line Amount as of June 30, 2023[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2023 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$700 Million	7/24/2020	8/30/2023	553,048
Master Repurchase Agreement	Mortgage Loans	$200 Million	3/30/2018	9/6/2023	81,493
Master Repurchase Agreement	Mortgage Loans	$200 Million	10/30/2020	9/26/2023	106,601
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	9/29/2023	$1,953,810
Master Repurchase Agreement	Mortgage Loans	$300 Million	8/19/2016	11/8/2023	284,380
Master Repurchase Agreement	Mortgage Loans	$250 Million	2/26/2016	12/21/2023	227,562
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/8/2024	260,863
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion	12/31/2014	2/21/2024	1,519,261
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/7/2019	2/21/2024	321,508
Master Repurchase Agreement	Mortgage Loans	$250 Million	4/23/2021	4/23/2024	74,153
Master Repurchase Agreement	Mortgage Loans	$400 Million	2/29/2012	5/17/2024	350,112
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	—
					$5,732,791
1 An aggregate of $650 million of these line amounts is committed as of June 30, 2023.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2023, no amounts were outstanding under the ASAP+ program or the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of June 30, 2023.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of June 30, 2023.
MSR Facilities
On September 30, 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral, and borrowings under the MSR Facility will bear interest based on one-month term SOFR plus an applicable margin. As of June 30, 2023, $250.0 million was outstanding under the MSR Facility.
The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2023, we were in compliance with all applicable covenants.

On January 30, 2023, UWM, entered into Amendment No. 1 to the Loan and Security Agreement with Citibank, permitting UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.
On March 20, 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility will bear interest based on SOFR plus an applicable margin. As of June 30, 2023, $250.0 million was outstanding under the GNMA MSR facility.
The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2023, we were in compliance with all applicable covenants.
Excess Servicing Cash Flow Transactions

Pursuant to the guidelines of the GSEs, when we sell loans to the GSEs with servicing retained, we retain a minimum servicing fee (the “Base Servicing Fee”) to compensate us for servicing the mortgage loans. However, at times we may retain servicing fees for our MSRs that exceed the Base Servicing Fee. In the first quarter of 2023, we began conducting sales of the excess servicing fee cash flows on certain of our MSRs, whereby the rights to the excess fees are separated, securitized by the GSEs and sold, while we retain the obligation to service the loan and therefore continue to receive the Base Servicing Fee. During the six months ended June 30, 2023, we sold excess servicing cash flows on certain agency loans for proceeds of approximately $305.5 million, all of which occurred during the three months ended March 31, 2023. During the three months ended June 30, 2023, we did not sell any excess servicing cash flows.
Revolving Credit Facility

On August 8, 2022, UWM entered into the Revolving Credit Agreement, between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility had an initial one-year term and automatically renews for successive one-year periods unless terminated by either party. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of June 30, 2023. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2023.

Borrowings Against Investment Securities

In 2021, our consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of June 30, 2023, we had $100.9 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to five months as of June 30, 2023, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 80% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of June 30, 2023, we had delivered $6.6 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of June 30, 2023, our finance lease liabilities were $36.4 million, $27.1 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately two months to thirteen years.

Cash flow data for the six months ended June 30, 2023 and 2022

	For the six months ended June 30,
($ in thousands)	2023	2022
Net cash provided by operating activities	$148,610	$11,360,701
Net cash provided by investing activities	1,070,708	802,591
Net cash used in financing activities	(1,289,640)	(11,935,724)
(Decrease)/increase in cash and cash equivalents	$(70,322)	$227,568
Cash and cash equivalents at the end of the period	634,576	958,656

Net cash provided by operating activities

Net cash provided by operating activities was $148.6 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $11.36 billion for the same period in 2022. The decrease in cash flows from operating activities year-over-year was primarily driven by the larger decrease in mortgage loans at fair value in the six month period ended June 30, 2022 as compared to the six month period ended June 30, 2023.

Net cash provided by investing activities

Net cash provided by investing activities was $1.07 billion for the six months ended June 30, 2023 compared to $802.6 million of net cash provided by investing activities for the same period in 2022. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and excess servicing cash flows.

Net cash used in financing activities

Net cash used in financing activities was $1.29 billion for the six months ended June 30, 2023 compared to cash used in financing activities of $11.94 billion for the same period in 2022. The decrease in cash used for financing activities year-over-year was primarily driven by a decrease in net repayments under the warehouse lines of credit for the six months ended June 30, 2023, primarily attributable to the smaller decrease in loans at fair value as compared to the six months ended June 30, 2022. Net secured line of credit repayments were $250.0 million in the first half of 2023, and Class A common stock dividends and distributions to SFS Corp. decreased $150.2 million in the first half of 2023 as compared to the same period in 2022 due to the cumulative proportional distributions to SFS Corp. for the third and fourth quarter of 2021 which were paid in January 2022.

Contractual Obligations

Cash requirements from contractual and other obligations

As of June 30, 2023, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our MSR Facility and GNMA MSR Facility, and payments under our financing and operating lease agreements. In the first quarter of 2023, UWM entered into the GNMA MSR Facility, which provides for up to $500 million of available borrowing capacity secured against certain MSRs. As of June 30, 2023, $250.0 million was outstanding under the GNMA MSR facility. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2022.
During the second quarter of 2023, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate $9.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on July 11, 2023.
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

Interest rate lock commitments, loan sale and forward commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell mortgage loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The blended average pullthrough rate was 80% and 77%, as of June 30, 2023 and December 31, 2022, respectively.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Interest rate lock commitments—fixed rate (a)	$8,175,437	$5,350,845
Interest rate lock commitments—variable rate (a)	988	8,839
Commitments to sell loans	1,552,005	608,703
Forward commitments to sell mortgage-backed securities	10,564,217	10,336,172
(a)Adjusted for pullthrough rates of 80% and 77%, respectively.
As of June 30, 2023, we had sold $2.4 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in July 2023.

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
•the impact of interest rate risks on our business;
•our ability to renew our sale and repurchase agreements, and the impacts of counterparty risks on our business;
•our mitigation of credit risks and the impacts of defaults on our business, as well as our risk mitigation strategies;
•our accounting policies and recent amendments to the FASB regulations, and the impacts to our agreements and financial results;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•political and geopolitical conditions that may affect our business and the mortgage industry in general;
•our utilization of our warehouse facilities, MSR facilities, and Revolving Credit Facility, including outstanding borrowings through 2023;
•the impact of litigation on our financial position;
•the sufficiency of our insurance coverage;
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
•risks relating to the transition to SOFR and the volatility of any replacement reference rate;

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used June 30, 2023 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of June 30, 2023 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	June 30, 2023
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$38,021	$(42,595)
MSRs	(115,258)	113,496
IRLCs	44,484	(53,959)
Total change in assets	$(32,753)	$16,942
Increase (decrease) in liabilities
FLSCs	$(85,667)	$93,158
Total change in liabilities	$(85,667)	$93,158

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and six months ended June 30, 2023, our originated loans had a weighted average loan to value ratio of 83.31% and 83.39%, and a weighted average FICO score of 739 and 738. For the three and six months ended June 30, 2022, our originated loans had a weighted average loan to value ratio of 80.06% and 77.24%, and a weighted average FICO score of 737 and 740. Management believes that the increase in the weighted average loan to value ratio year over year is primarily due to the increase in the percentage of purchase volume to total loan origination volume in 2023.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three or six months ended June 30, 2023 or June 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with Independent Mortgage Brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, treble damages, attorneys’ fees and injunctive relief. We filed a renewed motion to dismiss on September 7, 2021. On July 27, 2022, the magistrate judge assigned to consider our motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice. In response, Okavage filed a second amended class action complaint on November 8, 2022. On March 24, 2023, Okavage filed a motion for leave to file a supplemental complaint, which the court granted on July 18, 2023. We intend to file a motion to dismiss the supplemental class action complaint.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program
On May 9, 2021, the Company's Board of Directors authorized a share repurchase program of up to $300.0 million in aggregate value of the Company’s Class A common stock effective May 11, 2021. The share repurchase program authorized the Company to repurchase shares of the Company’s Class A common stock from time to time, in the open market or through privately negotiated transactions, at management's discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased were retired. The program expired on May 11, 2023 pursuant to its terms.
There were no repurchases of the Company’s shares of its outstanding Class A common stock during the three or six months ended June 30, 2023.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1+	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS%	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH%	XBRL Taxonomy Extension Schema Document.

101.CAL%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB%	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE%	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.
+	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: August 9, 2023	By:	/s/ Andrew Hubacker
Andrew Hubacker
Executive Vice President, Chief Financial Officer and Chief Accounting Officer