Form 10-K
period 2023-12-31
UWM Holdings Corp
filed 2024-02-28
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2023 was $518,521,489 based on the closing price on the New
York Stock Exchange on that date of $5.60. (Does not include shares issuable upon exercise of warrants).

As of February 23, 2024, the registrant had 94,507,889 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•our financial and operational performance;
•our future growth, including our loan originations and position in the industry compared to our peers;
•our client-based business strategies, strategic initiatives, technological developments and product pipeline;
•the impact of interest rate risks on our business;
•our ability to renew our sale and repurchase and other financing agreements, and the impacts of counterparty risks on our business;
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
•our utilization of our warehouse facilities, MSR facilities, and Revolving Credit Facility;
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
•the impact of inflation and other macroeconomic conditions on housing pricing, demand for mortgages and the ability of borrowers to qualify for and afford mortgages;
•our reliance on our warehouse and other short-term financing facilities to fund mortgage loans and otherwise operate our business, leveraging of assets under these facilities and the risk of a decrease in the value of the collateral underlying certain of our facilities causing an unanticipated margin call or curtailment, as well as changes in banking regulations and capital requirements which may impact the availability of warehouse financing or otherwise affect liquidity in the residential mortgage industry;
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
•the occurrence of a data breach or other failure in our cybersecurity or information security systems;
•reliance on third-party software and services in our operations;
•reliance on third-party sub-servicers to service our mortgage loans or our mortgage servicing rights;
•the occurrence of data breaches or other cybersecurity failures at our third-party sub-servicers or other vendors;
•intense competition in the mortgage industry;
•our ability to implement and maintain technological innovations in our operations;

•loss of key management;
•risks relating to SOFR and the volatility of reference rates;
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
•the risk that we are or may become subject to legal actions that if decided adversely, could be detrimental to our business; and
•those risks described in Item 1A - Risk Factors in this Annual Report on Form 10-K, as well as those described from time to time in our other filings with the SEC.

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

RISK FACTOR SUMMARY

An investment in our securities involves substantial risk. Our ability to execute on our strategies is also subject to certain risks. The risks described under the heading “Risk Factors” following the summary below may cause us not to realize the full benefits of our competitive strengths or may cause us to be unable to successfully execute all or part of our strategies. Some of the more significant challenges and risks we face include the following:
•our dependence on macroeconomic and U.S. residential real estate market conditions, including changes in U.S. monetary policies that affect interest rates;
•our reliance on our warehouse and other short-term financing facilities to fund mortgage loans and otherwise operate our business, leveraging of assets under these facilities and the risk of a decrease in the value of the collateral underlying certain of our facilities causing an unanticipated margin call;
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
•changes in the GSEs’, FHA, USDA and VA guidelines or GSE and Ginnie Mae guarantees;
•our dependence on licensed residential mortgage officers or entities, including brokers that arrange for funding of mortgage loans, or banks, credit unions or other entities that use their own funds or warehouse facilities to fund mortgage loans, but in any case do not underwrite or otherwise make the credit decision with regard to such mortgage loans to originate mortgage loans, as well as changes in banking regulations and capital requirements which may impact the availability of warehouse financing or otherwise affect liquidity in the residential mortgage industry;
•the risk that the hedging strategies that we utilize to mitigate against interest rate risks associated with interest rate locks, loans available for sale or otherwise prove to be ineffective or result in unanticipated margin calls that could adversely affect our liquidity or our results of our operations;

•our inability to continue to grow, or to effectively manage the growth of, our loan origination volume;

•our ability to continue to attract and retain our Independent Mortgage Broker relationships;

•the occurrence of a data breach or other failure of our cybersecurity or information security systems;
•loss of key management;
•reliance on third-party software and services;
•reliance on third-party sub-servicers to service our mortgage loans or our mortgage servicing rights;

•the occurrence of data breaches or other cybersecurity failures at our third-party sub-servicers or other third-party vendors;
•intense competition in the mortgage industry;
•our ability to implement and maintain technological innovations in our operations;
•the risk that we are or may become subject to legal actions that if decided adversely, could be detrimental to our business;
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
•loss of or inability to enforce intellectual property rights or contractual rights;
•risk of counterparty terminating servicing rights and contracts; and
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors.
PART I
Item 1. Business

Unless otherwise indicated or the context otherwise requires, when used in this Annual Report, the term “UWMC” means UWM Holdings Corporation, “UWM” means United Wholesale Mortgage, LLC and the “Company,” “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

Overview

We are the publicly traded indirect parent of United Wholesale Mortgage, LLC (“UWM”). UWM is the largest overall residential mortgage lender as well as the largest purchase lender in the U.S., by closed loan volume, despite originating loans exclusively through the wholesale channel. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

Founded in 1986 and headquartered in Pontiac, Michigan, we have built a client-focused, team-oriented culture that strives to bring superior customer service, efficiency and operational stability to our clients, the Independent Mortgage Brokers. UWM completed its business combination with Gores Holdings IV, Inc. (“Gores IV”) on January 21, 2021, pursuant to which UWM became an indirect subsidiary of Gores IV. Upon consummation of the business combination, Gores IV changed its name to UWM Holdings Corporation. We began trading on the New York Stock Exchange (“NYSE”) on January 22, 2021 under the ticker symbol UWMC.

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

Leader in the Wholesale Channel

According to the Nationwide Multistate Licensing System ("NMLS"), as of June 30, 2023, there were approximately 376,000 federally registered mortgage loan officers in the U.S. Our exclusive focus on the wholesale channel has resulted in relationships with over 13,000 independent broker businesses throughout the U.S., with over 53,000 associated loan officers—of which approximately 35,000 have submitted a loan to us during the year 2023.

Our Loan Programs

We focus primarily on originating conventional, agency-eligible loans that can be sold to Fannie Mae, Freddie Mac or transferred to Ginnie Mae pools for sale in the secondary market. Our conventional agency-conforming loans meet the general underwriting guidelines established by Fannie Mae and Freddie Mac. Loans that are written under the FHA program, the VA program or the USDA program are guaranteed by the governmental agencies and then transferred to Ginnie Mae pools for sale in the secondary market. The vast majority of our mortgage loans are underwritten to the “Qualified Mortgage” underwriting standards established by the Consumer Financial Protection Bureau ("CFPB"). For the year ended December 31, 2023, 93% of loans originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder were primarily jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size.

Our Mortgage Lending Process

We believe that our highly scaled, efficient and centralized mortgage lending processes are key to our success. Utilizing our proprietary system, “Easiest Application System Ever” (EASETM), and our dedicated team members, we focus on client service, and loan quality throughout the entire loan origination, underwriting and closing processes. EASETM automates the process and, based on the jurisdictional requirements of the client and borrower, automatically generates the necessary documents required by us and by the clients for applications. The entire origination, underwriting and preparation of closing documents takes place in our centralized, paperless work environment where documents and data are entered into EASETM and are reviewed, processed and analyzed based on a set of pre-determined, rules-based workflows. We focus on speed to close as it is one of the primary metrics for client satisfaction. We believe our closing process is the most efficient in the industry and results in shorter application to clear-to-close times than any of the other major Retail Mortgage Lenders or Wholesale Mortgage Lenders. For the years ended December 31, 2023 and December 31, 2022, we delivered an average of 17 and 18 business days, respectively, from loan application to clear to close, as compared to management's estimates of the industry averages of 41 and 46 calendar days, respectively. During 2023, we closed an average of 6.3 loans per month per production team member. Furthermore, we delivered this speed while receiving an 88% average monthly client Net Promoter Score ("NPS") for the year ended December 31, 2023, as well as an 87% average monthly client NPS for the past seven years.

Loan closing speeds are also positively impacted for clients who select our innovative Title Review and Closing ("TRAC") program, which provides an efficient alternative to utilizing a traditional lender title policy. By leveraging in-house title counsel to review title related documents and issue attorney title opinion letters ("ATOL(s)"), UWM is able to streamline the title review process and facilitate a faster and easier experience for the borrower.

Our rules-based mortgage loan origination system, or LOS allows multiple teams to work on the same loan at the same time, to track and be alerted to missing or incomplete items, to flag items in order to alert other team members of possible deficiencies and to have visibility into the history, status and progress of loans in process. We use advanced technologies and workflow systems to assist underwriting and operations team members in prioritizing which loans require their immediate attention and to monitor each team’s progress so workload-balancing decisions can be made among the operation teams in real time and avoid bottlenecks.

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

Our clients, the Independent Mortgage Brokers, have the initial communication with a potential borrower and they receive from the borrower the relevant financial and property information to run a credit check and obtain a pre-approval through one of the automated underwriting systems. Once a pre-approval has been received, an Independent Mortgage Broker is able to seamlessly import the borrower’s information and documentation into our EASETM LOS without the need for extra data entry. One of our underwriters then reviews the file and, based on the loan product and the financial and other information provided, makes an underwriting decision. If the mortgage loan is approved, our system generates a “conditions to close” list based on the specifics of the borrower, the property and the loan product and an underwriter generally takes ownership of the file ensuring that each of these conditions is met prior to granting a “clear-to-close.”

In 2023, we launched PA+ which is a service that offers an additional level of loan processing support for our clients when needed. When an Independent Mortgage Broker or their loan processor uses PA+, a dedicated UWM Loan Coordinator will work with them and their borrower to help order, review, and send UWM documents as part of the loan underwriting process. We believe that PA+ will help our clients scale their businesses during periods of increased volume.

Capital Markets and Secondary Marketing

Our capital markets team is dedicated to maximizing loan sale profitability while at the same time minimizing operational, interest rate and market risks. This team manages the interest rate risk for the business and is responsible for interest rate lock management policies and procedures, hedging the pipeline, managing warehouse facilities and associated facility utilization and managing risk and sales of mortgage servicing rights. We aggregate our loan production into pools that are (i) sold to Fannie Mae or Freddie Mac or securitized through the issuance of Fannie Mae or Freddie Mac bonds, (ii) transferred into Ginnie Mae pools and securitized by us into government-insured mortgage-backed securities, or (iii) sold outright or securitized to investors in the secondary mortgage market. Our primary access to the secondary market comes from pooling and selling eligible loans that we originate through Fannie Mae, Freddie Mac, and Ginnie Mae’s securitization programs. The goal of the capital markets team is to protect margin at origination, and to maximize execution at sale. We believe that our technologies, automated workflow and experienced capital markets team allow us to quickly aggregate and sell pools of loans in order to make efficient use of our capital and warehouse facilities. Our focus on agency deliverable originations and speed to sale reduces our exposure to market volatility, liquidity risk and credit risk.

When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we typically repurchase such loans from our warehouse lender and sell the pool of mortgage loans into the secondary market, but generally retain the mortgage servicing rights, or MSRs, associated with those loans. To the extent we generate non-agency loans, these loans are typically sold under an incentive-based servicing structure which permits us to retain servicing and control the borrower experience. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Infrastructure, Systems and Technologies

Advanced technologies and systems

We are a technology driven company that continuously seeks to innovate and provide superior systems to our clients, with over 1,400 (as of December 31, 2023) highly trained team members dedicated to our technology and information systems located in our Pontiac, Michigan headquarters.

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

Our client facing systems are generally proprietary (other than Blink+TM), developed in-house and were built to be scalable and readily modified, which allows us to quickly introduce enhanced features and to change loan program guidelines in response to market, industry and regulatory changes without excessive complex programming or dependency on outside entities. Our client facing systems are as follows:
•Boost – Our exclusive platform which provides independent mortgage brokers with streamlined access to purchase tailored leads, stay in touch with past clients, connect with real estate agents and opt into live call transfers.
•BOLT – Allows mortgage brokers to obtain initial underwriting approval for qualified borrowers in as little as 15 minutes, which enables brokers to close loans faster. We also believe that BOLT will unlock underwriter capacity and ultimately drive down our cost-per-loan.
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
•UWM Portal – A bi-directional Application Programming Interface that allows Independent Mortgage Brokers to seamlessly link their LOS platform to UWM’s EASE system, further streamlining the loan underwriting and origination process.

Our Blink+TM (POS) system was developed by a third party and has been white-labeled for our clients and integrated into our technology suite to provide Independent Mortgage Brokers a direct online method for communicating with us the information required for residential loan applications. We pay the Blink+TM developer per unit transaction fees, subject to a minimum monthly fee. Pursuant to our agreement with the Blink+TM developer, the developer has agreed to not make its online platform available to other wholesale lenders for a term that extends until November 2024, subject to a de minimis exception that includes our prior written consent for new participants.

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

Loan Servicing

In addition to loan origination, we derive revenue from MSRs related to our loan originations. After a loan is originated, loan servicers manage payments, delinquencies, and other administrative functions of mortgages for third party investors. Servicers derive contractual revenue from servicing fees, generally based on the UPB of the loans in their servicing portfolio as well as other ancillary income. The net present value of these expected future cash flows is represented on the balance sheet as MSRs. MSR valuations have traditionally increased with increased interest rates because higher long term rates lead to decreased prepayments, thereby extending the average life of the asset and increasing related expected cash flows. Conversely, decreases in long term interest rates generally result in a decrease in the value of the MSR portfolio due to the expectation of higher prepayments. As such, MSR cash flows and fair value provide a natural hedge to originations, as origination volumes tend to decline in rising interest rate environments and increase in declining interest rate environments.

We currently retain the majority of the MSRs associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on business and liquidity considerations. We believe that this approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market. We utilize two sub-servicers to service the loans for which we have retained servicing rights, one of which is a bank and one is a non-bank lender. By diversifying the type of sub-servicer, as well as splitting the MSR portfolio between two well recognized and capitalized sub-servicers, we believe it mitigates against certain risks inherent in the servicing business (whether done internally or outsourced to a sub-servicer). Our in-house servicing team is responsible for monitoring our sub-servicers. Their goal is to ensure a high level of borrower satisfaction and to support the relationships between those borrowers and our clients. Our in-house servicing team performs daily, monthly and quarterly testing to determine performance metrics and ensure agency and regulatory compliance and provides regular updates to our executive leadership team. We contractually obligate our sub-servicers to maintain appropriate licenses where required, maintain their approved servicer status with the applicable agencies and adhere to the applicable agency, investor or credit owner servicing guidelines and requirements in their servicing of mortgage loans for us.

Our servicing, quality control, internal audit, vendor relations, and legal and compliance teams perform various reviews of our servicing oversight program and operations. Our servicing team addresses deficiencies with sub-servicers to ensure corrective action and controls are implemented.

Advance obligations

As a servicer, we are obligated to service the loans according to the applicable agency, investor or credit owner guidelines and law. These obligations may require that we advance certain funds to securitization trusts and to others in the event that the borrowers are delinquent on their monthly mortgage payments. When a borrower remains delinquent, we may be required to advance principal and interest payments to the securitization trusts on the scheduled remittance date. We may also be required to advance taxes, insurance payments, legal fees, and maintenance and preservation costs with respect to property that is subject to foreclosure proceedings. These advances create a receivable due to us from the securitization trusts and/or borrower, and we recover these funds from the securitization trusts, from the borrower or from the proceeds of the sale of property in foreclosure. We had receivables of $148.7 million and $135.4 million as of December 31, 2023 and December 31, 2022, respectively, which are due to us from the securitization trusts and/or borrowers.

Competition

Competition in the residential mortgage loan origination market is intense. Institutions offering to make residential mortgage loans, regardless of the channel, include regional and community banks, thrifts, credit unions, mortgage banks, mortgage brokers, brokerage firms, insurance companies, and other financial institutions.

Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Other competitors, such as lenders who originate mortgage loans using their own funds, or retail mortgage lenders, may have more operational flexibility in approving loans, may have advantages in soliciting home loans from their clients or have access to capital through deposits at lower costs than our warehouse facilities. Additionally, we arguably operate at a competitive disadvantage in some respects to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

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

Our loan origination and loan servicing operations are primarily regulated at the state level by state financial services authorities and administrative agencies, and at the federal level by the CFPB. The CFPB has federal regulatory, supervisory and enforcement authority over the residential mortgage loan origination and servicing industry, including residential mortgage lenders and servicers, such as UWM. Specifically, the CFPB has rulemaking authority with respect to the federal consumer financial services laws applicable to mortgage lenders and servicers. These laws include (i) the Truth-In-Lending Act (TILA), (ii) the Homeowners Protection Act (HPA), (iii) the Real Estate Settlement Procedures Act (RESPA), (iv) the Home Mortgage Disclosure Act (HMDA) and Regulation C, and (v) the Fair Debt Collections Practices Act (FDCPA). The CFPB’s enforcement jurisdiction is broad, and it has the ability to initiate or refer investigations and enforcement actions against mortgage lenders and servicers for violations of applicable consumer financial services laws, including, but not limited to, the Dodd-Frank Act’s prohibitions on unfair, deceptive or abusive acts and practices. As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. Since its inception in 2011, the CFPB has exercised its enforcement jurisdiction aggressively with respect to mortgage industry participants, initiating investigations, entering into consent orders with significant monetary and injunctive relief, and initiating litigation. Often these matters have involved differing theories and interpretations of long-existing laws without first issuing industry guidance or rules.In addition, the CFPB shares jurisdiction with the FTC with respect to (i) the Equal Credit Opportunity Act (ECOA) and Regulation B issued by the CFPB pursuant to ECOA, (ii) the Fair Housing Act (FHA) and (iii) the GLBA.

We are also subject to the laws, regulations and rules of the 50 states in which we operate. These laws, regulations and rules may differ by state and sometimes differ from federal standards, and are sometimes vague and subject to differing interpretations – all of which exposes us to legal and compliance risks.

In addition to the CFPB, we are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service including, but not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, FHA, VA and USDA. We periodically receive requests from federal, state, and local agencies for records, documents, and information relating to the policies, procedures and practice of our loan servicing, origination and collection activities. The agencies as well as GSEs and Ginnie Mae, and various investors and lenders also subject us to periodic reviews and audits and examinations. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate.

Our clients, the Independent Mortgage Brokers, are also subject to extensive regulation at the state level by state licensing authorities and administrative agencies. In certain circumstances, we can be held potentially liable for the acts and practices of our clients for violations of various federal and state consumer protection and other laws and regulations, including but not limited to (i) RESPA and Regulation X, (ii) the Federal Trade Commission Act (FTC Act), the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, each of which prohibit unfair or deceptive acts or practices and certain related practices; and (iii) the Telephone Consumer Protection Act (TCPA), which restricts telephone solicitations and the use of certain automatic telephone equipment. As a part of our enterprise risk management approach, we monitor our clients’ compliance with applicable laws and regulations. We dedicate substantial resources to regulatory compliance while ensuring that we meet the needs and expectations of our clients.

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

Talent Management

We are more than just a mortgage company, we are a team of focused professionals making dreams come true for hopeful homebuyers across the country. We have created a culture that celebrates team spirit and an environment where work-life balance is more than lip-service.

Team Members

Our team members are the secret to our success, and we believe our team is only as strong as we make it. As of December 31, 2023, we had approximately 6,700 team members, substantially all of whom are based in our corporate campus in Pontiac, Michigan. We celebrate our team members and all of their accomplishments through various events throughout the year. From our annual company-wide family fair with thousands of smiling faces to afternoon dance parties, we believe that it is important to focus on the health and happiness of our team members and their families.

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

We believe this commitment to our team members is why we have been recognized again in 2023 by numerous organizations for being a top employer and a great place to work. In a 2023 employee engagement survey, 96% of team members responded that they felt they belonged at UWM from a diversity and inclusion standpoint.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion so all team members feel respected and no team member feels discriminated against. Our diverse, inclusive culture was built to promote positive attitudes, strong work ethics and individual authenticity. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2023, approximately 44% of our team members were female and 36% of our team members that choose to identify their ethnicity identified as ethnically diverse.

Engagement and Opportunities

Continuous improvement is a primary focus of our strategic plan and one of our core pillars. We believe personal and professional growth accelerates careers while promoting productivity and innovation. We heavily invest in the development of each team member. We have approximately 400 training team members dedicated to providing our new hires and existing team members with the trainings and resources necessary to pursue their career paths and ensure compliance with our policies. In 2023, approximately 1.2 million training hours were delivered to team members. We are dedicated to increasing team member engagement by strategically aligning talent within UWM. As a result, we promoted approximately 1,400 team members during 2023.

Community Outreach

We recognize that our team members are part of the greater community in which they live and work and we are committed to giving back and making a positive impact on these communities around us and supporting our team members in their efforts to do the same. We believe in providing our team members the opportunity to do a lot of good and support the causes they care about. Team members receive paid-time off that they can use to specifically volunteer. We and our team members partner with charities such as Adopt-A-Family, Breast Cancer Awareness and the American Red Cross, and sponsor local backpack, bike and coat drives to provide opportunities to give back. Our unique Pay It Forward program allows everyone the chance to earn points that direct where our Company charity dollars are spent — ensuring that even small gestures can be turned into generous contributions, and the opportunity to choose where our charitable dollars go.

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

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will likely result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in higher expenses for loans we service. The increased cost to service loans could decrease the estimated value of our MSRs. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and may increase our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely not sufficient to offset the increased cost of servicing the loans. An increase in delinquencies could therefore be detrimental to our business. Recently, financial markets have experienced significant volatility. There may be a significant increase in the rate and number of mortgage payment delinquencies, and house sales, home prices and multifamily fundamentals may be adversely affected, which could lead to a material adverse decrease of our mortgage origination activities.

Any of the circumstances described above, alone or in combination, could lead to volatility in or disruption of the credit markets at any time and have a detrimental effect on our business.

Our financial performance is directly affected by, and subject to substantial volatility from changes in prevailing interest rates.

Our financial performance is directly affected by, and subject to substantial volatility from changes in prevailing interest rates. During 2023, in order to address historically high inflation, the Federal Reserve continued to raise the Federal Funds rate. Mortgage interest rates have significantly increased which has significantly adversely affected the volume of refinancings and new mortgage originations and increased competition for borrowers. Generally, the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes. With higher interest rates, refinancing activity declines as fewer consumers are interested in refinancing their mortgages. Rising interest rates have also decreased demand for new mortgage originations because existing homebuyers are hesitant to move and give up their current low interest rate loan and while the higher cost of home ownership adversely impacts move-up or new homebuyers. This decreased demand has and may continue to adversely affect our revenues and margins, and require us to increase marketing expenditures in an attempt to increase or maintain our volume of originations.

Changes in interest rates are also a key driver of the performance of our servicing portfolio, particularly because our portfolio includes MSRs, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates and higher float earnings, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates and lower float earnings. In addition, increased prepayment rates may lead to increased asset decay and a decrease in servicing fees. As a result, decreases in interest rates could have a detrimental effect on our business and results of operations due to decreases in MSR values.

Borrowings under some of our finance and warehouse facilities are at variable rates of interest based on short term rate indexes, whereas our mortgage loans that serve as collateral for such facilities are generally based on long-term interest rates, which also exposes us to interest rate risk. If short term interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase and if long-term rates do not increase in kind, our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.

We have also issued $2.0 billion in principal amount of senior unsecured notes which mature in 2025, 2027, and 2029. Currently, the coupon on each of these senior unsecured notes is lower than prevailing market interest rates. When each note matures, there is a risk that the notes will need to be refinanced at higher interest rates, or that we will have to use other sources of liquidity to repay these notes, either of which could have an adverse effect on our business or results of operations.

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

The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect they may have on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when they will be enacted, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business. Our inability to make the necessary adjustments to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs could have a material adverse effect on our mortgage origination operations and our mortgage servicing operations. If those agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lose approvals with those agencies or our relationships with those agencies is otherwise adversely affected, we would need to seek alternative secondary market participants to acquire our mortgage loans at a volume sufficient to sustain our business. If such participants are not available or not available on reasonably comparable economic terms, the above changes could have a material effect on our ability to profitably sell loans we originate that are securitized through Fannie Mae, Freddie Mac or Ginnie Mae.

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

A significant majority of our mortgage loans are conforming loans sold to GSEs such as Fannie Mae and Freddie Mac or insured by FHA or VA and sold into GNMA securities. In connection with such sales and insuring, we make representations and warranties to the GSE, FHA or VA that the mortgage loans conform to their respective standards. These standards include, among other items, compliance with origination guidelines and compliance with applicable federal, state and local laws and regulations, underwriting in conformity with the applicable agency, FHA or VA guidelines, appraisals, insurance and legal documents. In addition, we are contractually obligated, in certain circumstances, to refund to the purchasers certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time.

If a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of our sale or insuring, we are required to repurchase the loan, replace it with a substitute loan and/or indemnify the applicable agency for losses. In the case of repurchases, we typically repurchase such loan and resell it into a non-conforming market at a discount to the repurchase price. As of December 31, 2023, we had accrued a $62.9 million reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves recorded in our consolidated financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business and financial condition.

Our business is dependent on our ability to maintain and expand our relationships with our clients, the Independent Mortgage Brokers.

Our clients are the Independent Mortgage Brokers who refer us mortgage loans to originate. Consequently, our results of operations are dependent, in large part, on our ability to maintain and expand our relationships with Independent Mortgage Brokers. If we are unable to attract Independent Mortgage Brokers to join our network and to provide a level of service such that our clients remain with the network or refer a greater number of their mortgage loans to us, our ability to originate loans will be significantly impaired. The willingness of Independent Mortgage Brokers to originate mortgage loans with us is dependent on (i) the rates that we are able to offer our clients’ borrowers for mortgage loans, (ii) our customer service, and (iii) compensation. In determining with whom to partner, Independent Mortgage Brokers are also focused on the technological services and platforms we can provide so that the Independent Mortgage Brokers can best attract and serve consumers. In early 2021, we adopted our “All-In” policy of requiring that Independent Mortgage Brokers that generate mortgage loans with us not generate business with certain other market participants. To the extent that a material number of our Independent Mortgage Brokers are unwilling to commit to such requirement, it could reduce the volume of mortgage loans that we are able to originate which could adversely affect our results of operations. In addition, the policy, which has generated significant publicity and legal proceedings, could adversely affect our reputation or affect our ability to attract new Independent Mortgage Brokers. If our clients are dissatisfied with our services or platform or technological capabilities, or they cannot offer prospective borrowers competitive rates, we could lose a number of clients which would have a negative impact on our business, operating results and financial condition.

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
•Communication with prospective borrowers is primarily made through loan officers employed by third parties. Consequently, we rely on our clients and their loan officers to provide us accurate information on behalf of borrowers, including financial statements and other financial information, for us to use in deciding whether to approve loans. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the borrower, the loan officer or one of our team members, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations. Likewise, our clients may also lack sufficient controls and processes. Any such misrepresented information could have a material adverse effect on our business and results of operations.
•Because borrowers rely on their loan officer through the entire mortgage process, and some borrowers do not differentiate between their loan officer (or the employer of the loan officer) and their mortgage lender, therefore (i) developing brand recognition can be challenging and requires us to coordinate with our clients and (ii) poor customer service, customer complaints or negative word-of-mouth or publicity resulting from the performance of our clients could severely diminish consumer confidence in and use of our services. To maintain good customer relations, we must ensure that our clients provide prompt, accurate and differentiated customer service. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help our clients carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our clients could compromise our ability to handle customer complaints effectively. If we do not handle borrower complaints effectively, our reputation and brand may suffer and we may lose our borrowers’ confidence which could have a material adverse impact on our results of operations and profitability.

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

We depend exclusively on Independent Mortgage Brokers for our loan originations. These clients are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such entities, U.S. federal and state agencies increasingly have sought to impose such liability. For example, the U.S. Department of Justice (“DOJ”), through its use of a disparate impact theory under the Fair Housing Act, has held home loan lenders responsible for the pricing practices of third parties, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the third party could charge nor kept the money for its own account. See “—Regulatory agencies and consumer advocacy groups are asserting claims that the practices of lenders and loan servicers violate anti-discrimination laws.” Similarly, there have been a number of actions brought by the DOJ and other federal and state agencies under ECOA that allege that lenders have engaged in "redlining" by engaging in acts or practices directed at discouraging potential loan applicants from seeking financing and even though we do not market directly to consumers, the failure or inability of our clients and their loan officers to attract certain classes of borrowers could result in actions being brought against us. In addition, under the TILA-RESPA Integrated Disclosure (“TRID”) rule, we may be held responsible for improper disclosures made to borrowers by our clients. While we seek to use technology, such as our LOS, to monitor whether these clients and their loan officers are complying with their obligations, our ability to enforce such compliance is extremely limited. Consequently, we may be subject to claims for fines or other penalties based upon the conduct of our clients and their loan officers with whom we do business, which could have a material effect on our operating results and financial condition.

The mortgage industry can be very cyclical, with loan origination volumes varying materially based on macroeconomic conditions. If we are unable to effectively manage our team members during periods of volatility, it could adversely affect our current business operations and our growth.

The mortgage industry can be very cyclical, with loan origination volumes varying materially based on macroeconomic conditions. Our ability to effectively manage significant increases and decreases in loan origination volume will depend on our ability to hire, integrate, train and retain highly-qualified personnel for all areas of our organization during these periods of changing volume. Any talent acquisition and retention challenges or mismanagement of our personnel needs in these situations could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. As the pool of qualified candidates has continued to be limited and there continues to be significant competition for talent, we may face challenges in hiring and retaining highly qualified personnel in changing environments. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. If we do not effectively manage our pool of team members in times of volatility, it could disrupt our business operations and have a negative impact on our long-term growth.

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

Cybersecurity risks for lenders have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. Additionally, the evolution and increased adoption and widespread availability of new artificial intelligence technologies may increase our cybersecurity risks. We, our clients, borrowers and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks and other security breaches. Security breaches, cyberattacks such as computer viruses, malicious or destructive code, phishing attacks, denial of service or information, acts of vandalism, natural disasters, fire, power loss, telecommunication failures, team member misconduct, human error and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our third-party vendors use to collect, process, retain, transmit and protect the personal information and transaction data of our team members, clients, borrowers and loan applicants. Similar events outside of our control can also affect the demands we and our vendors may make to respond to any security breaches or similar disruptive events. For example, one of our sub-servicers, Mr. Cooper, determined that there was unauthorized access to certain of its systems between October 30, 2023 and November 1, 2023 which resulted in an unauthorized party obtaining files containing personal information of virtually all of the borrowers in their systems, including those whose loans were originated or serviced by us.

We invest in industry-standard security technology designed to protect our data and business processes against risk of a data security breach and cyberattack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. The technology and other controls and processes designed to secure our team member, client, borrower and loan applicant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always prevented or detected, and may in the future fail to prevent or detect, unauthorized access to our team member, client, borrower and loan applicant information.

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

Our future success depends to a significant extent on the continued services of our senior management, including Mat Ishbia, our President and Chief Executive Officer. The experience of our senior management is a valuable asset to us and would be difficult to replace. The loss of the services of our Chairman, President and Chief Executive Officer or other members of senior management could disrupt and have a detrimental effect on our business.

Our products rely on software and services from third-party vendors and if any of these services became unavailable or unreliable, it could adversely affect the quality and timeliness of our mortgage origination process.

In addition to our proprietary software, we license third-party software and depend on services from various third parties for use in our products. For example, we rely on third-party vendors for our online mortgage application services, to generate the documents required for closing the mortgage, to generate flood certifications, to confirm employment, and to facilitate appraisal services for borrowers. While there are other providers of these services in the market, any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our reputation and our future financial condition and results of operations.

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

•if any of our sub-servicers were to face adverse actions from the GSEs or Ginnie Mae and are terminated as servicer under their agreements with the GSEs or Ginnie Mae;
•if our sub-servicers fail to meet their obligations due to economic or other circumstances that are difficult to anticipate, including as a result of the impact of pandemics, epidemics, disease outbreaks and other public health crises ;
•if as a result of poor performance by our sub-servicers, we experience greater than expected delinquencies and foreclosures on the mortgage loans being serviced, which could lead to liability from third party claims or adversely affect our ability to access the capital and secondary markets for our loan funding requirements;
•if any of our sub-servicers were the target of a cyberattack or other security breach, resulting in the unauthorized release, misuse, loss or destruction of information related to our current or former borrowers, or material disruption of our or our clients network access or business operations;
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

With delinquent VA guaranteed loans, the VA guarantee may not make us whole on losses or advances we may have made on the loan. In addition, for certain loans sold to Ginnie Mae, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent for longer than 90 days. Once we have the unilateral right to repurchase the delinquent loan, we have effectively regained control over the loan and we must recognize the loan on our balance sheet and recognize a corresponding financial liability. Any significant increase in seriously delinquent Ginnie Mae loans could have an adverse impact on our balance sheet, as well as our financial covenants that are based on balance sheet ratios.

Servicers of mortgage loans are often times contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Approximately 1.15% of our serviced loans were 60+ days delinquent and 0.18% were in forbearance as of December 31, 2023.

Government intervention also occurs periodically as a result of natural disasters or other events that cause widespread borrower harm. Similar challenges and risks to servicers, including us, will likely occur when such events transpire in the future.

We face intense competition that could adversely affect our business.

Competition in the mortgage lending space is intense and could become even more competitive as a result of economic, legislative, regulatory, and technological changes. In addition, the mortgage business has experienced substantial consolidation. As we depend solely on third parties to deliver us mortgage loans, we may be at a competitive disadvantage to financial institutions or direct-to-consumer mortgage lenders that market to, and have a direct relationship with, the borrower. In addition, some of our competitors may have greater financial and other resources than we have (including access to capital) and may have locked in low borrowing costs which will provide a competitive advantage in a rising interest rate environment. Our other competitors, such as financial institutions who originate mortgage loans using their own funds, may have more flexibility in holding loans. Additionally, we arguably operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, as well as access to marketing and distribution channels, including Independent Mortgage Brokers that generate mortgage loan applications. Claims of collusion and other anti-competitive conduct have also become more common, and many financial institutions and lenders have been the subject of legal claims by regulatory agencies and consumers. For example, on March 4, 2021, we announced a new policy that we would no longer enter into new transactions with Independent Mortgage Brokers who also sold mortgage loans to certain market participants, but still allowed these Independent Mortgage Brokers to engage with any of the more than 70 other mortgage loan originators or lenders. If our policy or any other actions were found to be anti-competitive or non-compliant with state or federal antitrust laws or other regulations it could result in state or federal governmental actions or private civil claims, including class actions, in addition to the pending Okavage action discussed in Item 3 of this Annual Report on Form 10-K, being brought against us. Such litigation would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates and other client- and loan applicant-expected conveniences. Our proprietary and exclusively licensed technology is integrated into all steps of the loan origination process, from the original submission, to the underwriting to the closing. Our dedication to incorporating technological advancements into our loan origination and servicing platforms requires significant financial and personnel resources. For example, we have, and will continue to, invest significant capital resources on developing, maintaining and improving our proprietary technology platforms.

To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution (1) becomes non-compliant with existing industry standards, (2) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (3) becomes increasingly expensive to service, retain and update, (4) becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or (5) malfunctions or functions in a way we did not anticipate or that results in loan defects potentially requiring repurchase. As such, it is difficult to predict the problems we may encounter in improving our websites’ and other technologies’ functionality. If we are unable to successfully develop or adopt new technology as critical systems and applications become dated or obsolete and better options become available, or to respond to technological developments and changing client and borrower needs in a cost-effective manner, we may experience disruptions in our operations, lose market share or incur substantial costs.

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

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may encounter disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property rights, including trademarks, copyrights, patents, trade secrets or other intellectual property or proprietary rights. An assertion of an intellectual property infringement, misappropriation or other violation claim against us could result in adverse judgments, settlement on unfavorable terms or cause us to spend significant amounts to defend the claim, even if we ultimately prevail and we may have to pay significant money damages, lose significant revenues, suffer harm to our reputation, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, or incur significant license, royalty or technology development expenses.

Fraud could result in significant financial losses and harm to our reputation.

We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our clients, borrowers or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent, or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable to the GSEs or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and negatively impact our business.

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

As is standard in the industry, under the terms of our master servicing agreements with the GSEs, the GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines and contain financial covenants. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.

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

Substantially all of our operations are housed on one campus in Pontiac, Michigan. Our campus could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, extreme weather conditions, epidemics, and other natural or man-made disasters, pandemics, or other business interruptions. If due to such disaster a significant portion of our team members must work remotely for an extended period of time, our business may be negatively impacted. See “—If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.” In addition, it could be costly and time-consuming to repair or replace our campus.

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

Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to us and SFS Corp., as holders of membership interests in Holdings LLC (the “Holdings LLC Common Units”). Accordingly, we will incur income taxes on our allocable share of any net taxable income of Holdings LLC. Under the Holdings LLC Second Amended & Restated Limited Liability Company Agreement (the “Holdings LLC A&R Company Agreement”), Holdings LLC will generally be required from time to time to make distributions in cash to its equityholders, SFS Corp. and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Holdings LLC, which may not be pro-rata based on equity holdings due to different tax rates. As a result of (i) potential non pro rata allocations of net taxable income allocable to us and SFS Corp., (ii) the lower tax rate applicable to corporations as compared to individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) the exchange of Holdings LLC Common Units from SFS Corp. and (b) payments under the tax receivable agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the tax receivable agreement. Our Board of Directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, special dividends or the payment obligations under the tax receivable agreement. However, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. If we do not distribute such excess cash, then SFS Corp. would benefit from any value attributable to such cash balances following an exchange of Holdings LLC Common Units and the stapled shares of Common Stock into share of Class A Common Stock. No adjustments to the exchange ratio for Holdings LLC Common Units and the stapled shares of Common Stock will be made as a result of (x) any cash distribution by Holdings LLC or (y) any cash that we retain and do not distribute to our stockholders, and in any event the ratio will remain one-to-one.

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

In addition, the tax receivable agreement provides that in the case of a change in control of UWMC or a material breach of our obligations under the tax receivable agreement, we will be required to make a payment to SFS Corp. in an amount equal to the present value of future payments under the tax receivable agreement (calculated using a discount rate as provided in the tax receivable agreement), which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the tax receivable agreement may result in situations where SFS Corp. has interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

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

Pandemics, epidemics, disease outbreaks and other public health crises have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, such as the COVID-19 pandemic, have previously disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. In addition, our business could be disrupted if we are unable to operate due to changing governmental restrictions such as travel bans and quarantines placed on our team members, other measures that ensure the protection of our team members’ health, measures aimed at maintaining our information technology infrastructure, or if an outbreak occurs in our headquarters that prevents us from operating. Any new public health crisis could have a material impact on our business, financial condition and results of operations going forward.

Risks Related to our Financing

We rely on our warehouse facilities, structured as repurchase agreements, to finance our loan originations. These instruments are short-term and subject us to various risks different from other types of credit facilities.

We fund a vast majority of the mortgage loans we originate through borrowings under our short-term warehouse facilities and funds generated by our operations. Our ability to fund our loan originations may be impacted by our ability to secure further such borrowings on acceptable terms. Our warehouse facilities typically renew annually, although as of December 31, 2023, one of our facilities ($3.0 billion in available credit) had a two year renewal term. As of December 31, 2023, all but $750.0 million of our warehouse facilities were uncommitted and can be terminated by the applicable lender at any time. Our warehouse facilities are generally structured in the form of repurchase agreements. We currently leverage and, to the extent available, intend to continue to leverage the mortgage loans we originate with borrowings under these repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to other lenders, which are the repurchase agreement counterparties, and receive cash from these lenders. These lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but may have terms of up to 364 days or longer. These repurchase agreements subject us to various risks:
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

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBS through Fannie Mae, Freddie Mac and Ginnie Mae. Loans originated outside of the guidelines of Fannie Mae, Freddie Mac, and the FHA, USDA, or VA (for loans securitized with Ginnie Mae), such as jumbo loans and home equity lines of credit (HELOCs) are sold individually or in bulk to private investors, through mortgage conduits and through our own private label securitizations into MBS. GSE-eligible products are also sold through private label securitization transactions, in certain situations, such as when the GSE’s limit the volume of certain products they will purchase.

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

We sell those loans that we originate that are non-GSE products, such as jumbo mortgage loans and HELOCs, or for which the GSEs may have imposed limitations, directly to either private investors or into the market through private label securitizations. These non-GSE sales typically take longer to execute which can increase the amount of time that a mortgage loan is on our books, which exposes us to additional market risk and increased liquidity requirements. Furthermore, the availability and pricing of these alternative distribution markets can fluctuate materially and external macroeconomic factors could result in reduced demand or pricing for our non-GSE products. For example, in March 2020 at the beginning of the COVID-19 pandemic many private and non-GSE investors significantly reduced their demand, as a result we had certain non-GSE products in our portfolio longer than anticipated and were unable to continue to originate jumbo loans due to liquidity constraints. If such a market shift were to occur again, we may need to adjust our business model to accommodate such shifts and our origination volume, margins and liquidity would likely be adversely affected.

The value of our MSRs can fluctuate significantly and these changes in value, or inaccuracies in the estimates of their value, could adversely affect our financial condition and liquidity.

The value of our MSRs is based on the cash flows projected to result from the right to service of the related mortgage loans and continually fluctuates due to a number of factors, such as prepayment speeds, costs to service the loan and other market conditions. The primary factor driving the value of MSRs is interest rates, which impact the likelihood of loan prepayments through refinancing and estimated float earnings on custodial deposits. In periods of rising interest rates, the fair value of the MSRs generally increases as prepayment expectations decrease, consequently extending the average estimated life of the MSRs, and estimated float earnings increase, resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayment expectations increase consequently truncating the average estimated life of the MSRs, and estimated float earnings decrease, resulting in expected decreases in cash flows. Other market conditions also affect the number of loans that are refinanced and thus no longer result in cash flows, and the number of loans that become delinquent. Available borrowings, as well as mandatory curtailments, under our MSR financing facilities are based on the fair value of the underlying collateral. Accordingly, decreases in MSR values could decrease the available borrowing capacity under these facilities, or require mandatory repayments of outstanding borrowings on these facilities, which could adversely affect our financial condition and liquidity.

A substantial portion of our assets are measured at fair value, and if our estimates with respect to the determination of the fair value of those assets prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our earnings, financial condition and liquidity.

We measure the fair value of our mortgage loans, derivatives and MSRs on a recurring basis. Fair value determinations require many estimates and assumptions made by our management, especially to the extent there are not active markets for identical assets. For example, we generally estimate the fair value of loans based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of interest rate lock commitments, or IRLCs, are measured based upon the difference between the current fair value of similar loans (as determined generally for mortgages at fair value) and the price at which we have committed to originate the loans, subject to the pull-through factor. Further, MSRs do not trade in an active market with readily observable prices and, therefore, their fair value is determined using a valuation model that calculates the present value of estimated net future cash flows, using estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income and ancillary income, and late fees. If our estimates of fair value prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our financial condition and results of operations.

Our outstanding Warrants are accounted for as liabilities and the changes in value of our outstanding Warrants could have an adverse effect on our financial results and thus may have an adverse effect on the market price of our securities.

We account for our outstanding Warrants as liabilities at fair value on our balance sheet. The Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of earnings in each period for which our earnings are reported. We will continue to adjust the liability for changes in fair value until the earlier of exercise or expiration of the Warrants. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly and annual financial results.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

Our profitability is directly affected by changes in interest rates. The market value of closed mortgage loans and interest rate locks generally change along with interest rates. The value of these instruments moves opposite of interest rate changes. For example, as interest rates rise, the value of these existing financial instruments falls.

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

Our hedging strategies also require us to provide cash margin to our hedging counterparties from time to time. The Financial Industry Regulatory Authority (FINRA) requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related instrument) our hedging counterparties in excess of certain thresholds. The collection of daily margins between us and our hedging counterparties could, under certain market conditions, adversely affect our short-term liquidity and cash-on-hand. Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

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

Our warehouse facilities contain, and our other current or future debt agreements contain or may contain, covenants imposing operating and financial restrictions on our business, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, profitability requirements, litigation judgment thresholds, and other customary debt covenants. We are also subject to minimum financial eligibility requirements established by the FHA, VA, USDA, HUD, GSEs, Ginnie Mae, and certain state regulators, including net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service such agency mortgage loans and MBS and cover the associated financial obligations and risks. The minimum liquidity requirements of the GSEs and Ginnie Mae were changed effective in 2023, increasing such requirements, and Ginnie Mae implemented a new minimum risk-based capital ratio requirement which becomes effective as of December 31, 2024. In addition, the indentures governing our 2025 Senior Notes, 2029 Senior Notes, and 2027 Senior Notes contain covenants imposing operating and financial restrictions on our business. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity, and could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions.

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

Because we originate mortgage loans and provide servicing activities nationwide, we must be licensed in all relevant jurisdictions that require licensure and comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also generally require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding equity interests. In addition, we and our clients are currently subject to a variety of, and may in the future become subject to additional U.S. federal, state and local laws that are continuously evolving and developing, including, but not limited to, laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Gramm-Leach-Bliley Act (“GLBA”), the CAN-SPAM Act, and a growing number of state privacy laws including, most notably, the California Consumer Privacy Act ("CCPA") and the California Privacy Rights Act ("CPRA"). We expect more states to enact legislation similar to the CCPA and CPRA, which provide consumers with privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data (generally) are maintained about them, and increases the privacy and security obligations of entities handling certain personal information of such consumers. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we process personal information, and therefore limit the effectiveness of our products or services or our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information. Additionally, the interpretation of such data protection and privacy laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect.

We and our clients must also comply with a number of federal, state and local consumer financial services, laws and regulations including, among others, the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the TCPA, the GLBA, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the TRID rules, the Dodd-Frank Act, the Appraisal Independence Rule, the Bank Secrecy Act, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These laws and regulations apply to loan origination, home appraisal, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about borrowers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. The Appraisal Independence Rule requires that there be a separation of duties to ensure no conflicts of interest. As part of our strategy to provide our clients innovative solutions to bottlenecks in the mortgage loan pipeline, in 2021, we launched UWM Appraisal Direct, in which we directly engage appraisers rather than utilizing an appraisal management company, and in 2022, we launched TRAC, which provides an alternative to the traditional title and closing process by removing the need for a lender title policy. While we believe that these programs meet all of the regulatory and legal requirements, there is a risk that a regulatory agency could decide that our programs do not meet all of the regulatory and legal requirements, or that these programs will not be accepted by other market participants, could expose us to additional liability, or subject us to repurchase obligations.

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

Both the scope of the laws, rules and regulations and the intensity of the regulatory oversight to which our business is subject continue to increase over time. Regulatory enforcement and fines have also become more significant across the financial services sector. We expect that our business and that of our clients will remain subject to extensive regulation and supervision. These regulatory changes could result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations. Our failure to comply with applicable U.S. federal, state and local consumer protection and data privacy laws could lead to:
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

The influx of laws, regulations, and other directives adopted in response to the COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. The forbearance requirements imposed on mortgages servicers in the CARES Act added new regulatory responsibilities. The GSEs and the FHFA, Ginnie Mae, the U.S. Department of Housing and Urban Development (“HUD”), various investors and others issued guidance relating to COVID-19.

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

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking and enforcement authority with respect to most of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the FDCPA. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay, “Qualified Mortgage” standards and other origination standards and practices as well as guidance addressing relationships with brokers, communication with borrowers, secondary market transactions, servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. These regulations and guidance may adversely impact our ability or the cost to develop new products which respond to market conditions, subject us to additional requirements under the ECOA, for example with respect to valuations, including appraisals and automated valuation models, may subject us to additional rules and potential liability arising from our role as an originator, lender or loan servicer and potentially increase our lender liability, vendor management risk or other risks.

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

When a mortgage loan we service is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Regulatory actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. These regulatory actions and similar that may be taken in the future could increase our operating costs and negatively impact our liquidity, as they may extend the period for which we are required to make advances for delinquent principal and interest, taxes and insurance, and could delay our ability to seek reimbursement from the investor to recoup some or all of the advances.

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

As a loan servicer, we are examined for compliance with U.S. federal, state and local laws, rules and guidelines by numerous regulatory agencies. It is possible that any of these regulators will inquire about our servicing practices, policies or procedures and require us to revise them in the future. The occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our servicing policies and procedures do not comply with applicable law could lead to penalties and fines, changes to our servicing practices and standards, transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events, which could adversely affect our business, financial condition or results of operations.

Regulatory agencies and consumer advocacy groups are asserting claims that the practices of lenders and loan servicers violate anti-discrimination laws.

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

Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of denying a creditworthy applicant a loan for housing in a certain neighborhood even though the applicant may be otherwise qualified. Reverse redlining is targeting an applicant in a certain neighborhood for a higher cost products or services. Enforcement actions have also been brought against lenders who have been accused of discouraging prospective loan applicants from seeking financing. In late 2021, the DOJ launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to police these practices, making clear they are a high priority across the financial services regulatory ecosystem.

The Biden Administration, in June 2021, also formed an interagency task force to address concerns around improper bias in home appraisals. The CFPB, HUD and FHFA all have been clear that policing such bias and working to develop new guidance for industry as to how it can reduce human discretion in the home appraisal and valuation process are key agency priorities in 2023. Such efforts could result in a change in our appraisal practices or expose us to liability under the FHA or ECOA.

In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

From time to time, we are subject to various legal actions that if decided adversely, could be detrimental to our business.

From time to time, we are named as a defendant in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. In addition, we have a large number of team members and have increased our profile in the community and nationally. As a result, the number of lawsuits against us regarding alleged violation of employment laws, including wage and hour, and other employment issues, has and may continue to increase. In recent years there has been an increase in the number of collective and class actions with respect to employment matters against employers generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims, whether or not they have merit, could result in reputational risk, negative publicity, out-of-pocket costs and distractions to our management team.

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

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly. Changes in accounting interpretations or assumptions as well as accounting rule misinterpretations could result in differences in our financial results or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

As of February 23, 2024, there were 94,507,889 shares of our Class A common stock outstanding. In addition, (1) 1,502,069,787 shares of Class A common stock (or approximately 1,592,831,471 shares of Class A common stock if the full amount of the Earn-Out Shares is earned) may be issued to SFS Corp. or its transferees or assignees in connection with future Holdings LLC Unit Exchanges and (2) 15,874,987 shares may be issued upon exercise of our outstanding Warrants with a strike price of $11.50 per share. Currently, all of the shares of Class A common stock outstanding are freely tradable. In addition, we have the obligation to register for resale, at any time, all of the Shares of Class A Common Stock issuable to SFS Corp. upon Holdings LLC Unit Exchanges, of which 500 million shares have been currently registered. Shares of Class A common stock issuable upon the exercise of our Warrants or in connection with the Earn-Out or upon Holdings LLC Unit Exchanges may result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Such sales of shares of Class A common stock or the perception that such sales may occur could depress the market price of our Class A common stock.

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

Three of our ten directors are independent directors and our Board has an independent audit committee. However, our Board does not have a majority of independent directors, or a compensation committee comprised of solely independent directors or a nominating committee. Rather, actions with respect to executive compensation will be taken by the Compensation Committee on which Mr. Mat Ishbia sits, and compensation decisions with respect to Mr. Ishbia’s compensation will be taken by a special subcommittee, and director nominations will be made by our full Board. Our Board has determined that Stacey Coopes, Kelly Czubak, and Robert Verdun are “independent directors,” as defined in the NYSE listing rules and applicable SEC rules.

We may experience volatility in the trading price of our shares due to fluctuations in our quarterly operating results or other factors.

Significant fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Since the consummation of our Business Combination, trading in the shares of our Class A common stock has been extremely volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Accordingly, the valuation ascribed to us and our Class A common shares may not be indicative of the price of that will prevail in the trading market in the future. Any of the factors in this Annual Report could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•the requirement that special meetings of stockholders may only be called by the Chairperson of our Board, our Chief Executive Officer or our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement that, from and after the Voting Rights Threshold Date, amendments to certain provisions of our Charter and amendments to the Amended and Restated Bylaws must be approved by the affirmative vote of the holders of at least seventy-five percent (75%) in voting power of our then outstanding shares generally entitled to vote;
•our authorized but unissued shares of Common Stock and Preferred Stock, par value $0.0001 per share, are available for future issuances without stockholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, acquisitions and employee benefit plans; the existence of authorized but unissued and unreserved shares of Common Stock and Preferred Stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise; and
•advance notice procedures set forth in the Amended and Restated Bylaws that stockholders must comply with in order to nominate candidates to our Board or to propose other matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B. Unresolved Staff Comments

None
Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our technology systems and data and have a holistic process for overseeing and managing cybersecurity and information technology related risks. This process is supported by both management and our Board. The Audit Committee (the “Audit Committee”) of our Board has oversight of the Company’s risk management program, and cybersecurity is a component of our overall approach to risk management.

Our cybersecurity policies, standards, processes and practices are integrated across our operational risk management programs and are based on industry recognized frameworks. A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

Cybersecurity risk management and strategy

As one of the critical elements of our overall risk management program, our cybersecurity program is focused on the following key areas:

•Technical & Administrative Safeguards: We deploy technical and administrative safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are regularly evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response & Recovery Planning: We have established and maintain incident response and recovery plans that address our response procedures in the event of a multitude of various cybersecurity incidents, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management: We maintain a preemptive and comprehensive risk-based approach to identifying and overseeing potential cybersecurity risks presented by third parties, including our vendors, service providers and other external users of our systems. We conduct cybersecurity assessments of third-party vendors that we engage with in our operations, which take place both upon initial engagement and annually, in order to identify and evaluate potential vulnerabilities, including on-site visits for evaluation of certain core operational third-party vendors. In addition, our agreements with material vendors, including subservicers, contain indemnification provisions with respect to cybersecurity matters.

•Independent Assessments with Outside Consultants: In addition to the broad capabilities of our internal information security team, we also engage various outside consultants, including contractors, auditors, and other third parties, to among other things, conduct independent assessments and regular testing of our networks and systems to identify vulnerabilities through penetration testing, while also measuring and advising on potential improvements to our incident prevention, response and documentation procedures.
•Team Member Education & Awareness: We provide in-depth training to new team members, as well as annual, mandatory training for all team members regarding cybersecurity threats as a means to equip our team members with effective tools to identify and prevent cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

Governance & Personnel

Our Board has delegated to the Audit Committee the responsibility for monitoring and overseeing our cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates our information security strategies to ensure effectiveness and, if appropriate, may also include a review from third-party consultants and experts. Our Senior Vice President and Chief Information Security Officer (“CISO”) presents and engages with the Audit Committee and the Board at least semi-annually and more frequently, as needed. Our CISO updates the Audit Committee and the Board on matters regarding information security policies and procedures and cybersecurity risk management strategy. In addition, the full Board may review and assess cybersecurity risks as part of its responsibilities for our risk management oversight.

In addition, we have a Risk Committee comprised of our top executives from across UWM, including our Chief Executive Officer, Chief Risk Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, Chief People Officer, CISO and several other leaders across our legal, operational and reporting functions. The Risk Committee meets every month to discuss and address management of the risks facing our business. Technological risk is a regular component analyzed by our Risk Committee to identify and assess potential cybersecurity risks across our business operations.

Our Information Security team, led by our CISO has a combined six decades of experience in information technology and cybersecurity. Furthermore, our CISO holds a number of certifications, including CISSP (Certified Information Systems Security Professional), serves on the CISO ExecNet Advisory Council and is active in a number of information security communities and groups. The Information Security team conducts periodic assessment and testing of our policies, standards, processes and practices that are designed to address a multitude of potential cybersecurity threats and incidents. These efforts include a wide range of activities, including penetration testing multiple times throughout the year, adoption and regular evaluation of incident response plans and procedures, regular team member email phishing test campaigns, email security monitoring, real-time vulnerability scanning and intrusion detection, team member cybersecurity awareness programs, regular audits and evaluations of internal and third-party systems, and continuous improvement of the information security management system.

Our CISO works collaboratively with leaders of each of our business operations teams to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with incident response and recovery plans. We maintain a cyber incident response plan to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company’s safeguards. The response plan covers preparation, detection and analysis, containment and investigation, notification (which may include timely notice to the Board if deemed material or appropriate), eradication and recovery, and incident closure and post-incident analysis. Through ongoing communications with management, our CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and reports such threats and incidents to our executive management and the Audit Committee when appropriate.

We face ongoing and constantly developing risks from cybersecurity threats that, if realized, may materially affect our business strategy, results of operations, and financial condition. For more information regarding cybersecurity-related risks that could materially affect our business strategies, results of operations, or financial condition, please see Item 1A in this Form 10-K under the headings “We may not be able to detect or prevent cyberattacks and other data and security breaches, which could adversely affect our business and subject us to liability to third parties.” and “Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.”
Item 2. Properties

Our corporate headquarters, located in Pontiac, Michigan, is comprised of leased buildings with approximately 1.4 million square feet of occupied space, that house substantially all of our operations. In addition, we have two land leases, one providing parking space for our team members and the other an outdoor food court pavilion. We lease the space from entities controlled by Mat Ishbia, our CEO and Jeff Ishbia, a director and our founder. We believe that our corporate headquarters is suitable and adequate to meet the needs of our business.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with Independent Mortgage Brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, treble damages, attorneys’ fees and injunctive relief. UWM filed a renewed motion to dismiss on September 7, 2021. On July 27, 2022, the Magistrate Judge assigned to consider UWM's motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice. In response, Okavage filed a second amended class action complaint on November 8, 2022. On March 24, 2023, Okavage filed a motion for leave to file a supplemental complaint, which the court granted on July 18, 2023. On August 14, 2023, UWM filed a motion to dismiss the supplemental class action complaint. While UWM's motion to dismiss is pending before the Court, on February 6, 2024, the Magistrate Judge issued a report and recommendation that UWM's motion be granted and that the complaint be dismissed on all counts. The plaintiffs have filed objections to the Magistrate's report. We have until March 5, 2024 to file our response to the objections.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Ticker Symbol

Our Class A common stock and Warrants are currently listed on the NYSE under the symbols "UWMC" and "UWMCWS," respectively. The closing price of the Class A common stock and Warrants as of February 23, 2024 was $6.69 and $0.23, respectively.

Holders

As of February 23, 2024, there were 39 holders of record of our Class A common stock and 3 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B common stock, Class C common stock, or Class D common stock.

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
There were no repurchases of the Company's shares of its outstanding Class A common stock during the year ended December 31, 2023.

Performance Graph

The graph below compares the cumulative total return for our common stock for the period from the closing of the Business Combination transaction on January 21, 2021 through December 31, 2023 with the comparable cumulative returns of two indices: the Russell 2000 Index and the Dow Jones US Mortgage Finance Index, which is an industry index comprised of mortgage financing companies. The graph assumes $100 invested on January 21, 2021 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2023.

________________________________________
We use January 21, 2021 as our initial measuring point because we completed our business combination with Gores IV on January 21, 2021, the date on which our shares of Class A common stock began trading on the NYSE.

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

Business Overview

We are the largest overall residential mortgage lender in the U.S., by closed loan volume, despite originating mortgage loans exclusively through the wholesale channel. For the last nine years, including the year ended December 31, 2023 we have also been the largest wholesale mortgage lender in the U.S. by closed loan volume. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the independent mortgage broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

Our mortgage origination business derives revenue from originating, processing and underwriting primarily government-sponsored enterprise ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the year ended December 31, 2023, 93% of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder were primarily jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage advisor, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we generally hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We currently retain the majority of the mortgage servicing rights ("MSRs") associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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
•    loan origination and certain other fees related to the origination of a loan, which generally represent flat, per-loan fee amounts;
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

Years Ended December 31, 2023, 2022 and 2021 Summary

For the year ended December 31, 2023, we originated $108.3 billion in loans, which was a decrease of $19.0 billion, or 14.9%, from the $127.3 billion of originations during the year ended December 31, 2022. We reported a net loss of $69.8 million during the year ended December 31, 2023, which was a decrease of $1.0 billion, or 107.5%, compared to net income of $931.9 million for the year ended December 31, 2022. Adjusted EBITDA for the year ended December 31, 2023 was $478.3 million as compared to $282.4 million for the year ended December 31, 2022. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the year ended December 31, 2022, we originated $127.3 billion in loans, which was a decrease of $99.2 billion, or 44%, from the year ended December 31, 2021. We generated $931.9 million of net income during the year ended December 31, 2022, which was a decrease of $636.5 million, or 40.6%, compared to net income of $1.57 billion for the year ended December 31, 2021. Adjusted EBITDA for the year ended December 31, 2022 was $282.4 million as compared to $1.42 billion for the year ended December 31, 2021. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the year ended December 31,
($ in thousands)	2023	2022	2021
Net income (loss)	$(69,782)	$931,858	$1,568,400
Interest expense on non-funding debt	172,498	132,647	86,086
Provision (benefit) for income taxes	(6,511)	2,811	9,841
Depreciation and amortization	46,146	45,235	35,098
Stock-based compensation expense	13,832	7,545	6,467
Change in fair value of MSRs due to valuation inputs or assumptions (1)	330,031	(868,803)	(286,348)
Deferred compensation, net(2)	(7,938)	7,370	21,900
Change in fair value of Public and Private Warrants (3)	6,060	(7,683)	(36,105)
Change in Tax Receivable Agreement liability (4)	(1,575)	3,200	11,937
Change in fair value of investment securities (5)	(4,491)	28,222	1,061
Adjusted EBITDA	$478,270	$282,402	$1,418,337

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
(5)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021

	For the year ended December 31,
($ in thousands)	2023	2022	2021
Revenue
Loan production income	$1,000,547	$981,988	$2,585,807
Loan servicing income	818,703	792,072	638,738
Change in fair value of mortgage servicing rights	(854,148)	284,104	(587,813)
Gain on sale of mortgage servicing rights	—	—	1,791
Interest income	346,225	314,462	331,770
Total revenue, net	1,311,327	2,372,626	2,970,293
Expenses
Salaries, commissions and benefits	530,231	552,886	697,680
Direct loan production costs	104,262	90,369	72,952
Marketing, travel, and entertainment	84,515	74,168	62,472
Depreciation and amortization	46,146	45,235	35,098
General and administrative	170,423	179,549	133,334
Servicing costs	131,792	166,024	108,967
Interest expense	320,256	305,987	304,656
Other expense (income)	(5)	23,739	(23,107)
Total expenses	1,387,620	1,437,957	1,392,052
Earnings (loss) before income taxes	(76,293)	934,669	1,578,241
Provision (benefit) for income taxes	(6,511)	2,811	9,841
Net income (loss)	(69,782)	931,858	1,568,400
Net income (loss) attributable to non-controlling interest	(56,552)	890,143	1,469,955
Net income (loss) attributable to UWM Holdings Corporation	$(13,230)	$41,715	$98,445

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the year ended December 31,
($ in thousands)	2023	2022	2021
Loan origination volume by type
Purchase:
Conventional	$58,833,673	$62,274,030	$63,026,794
Government	29,640,141	23,773,422	14,833,808
Jumbo and other(1)	5,381,530	4,782,879	9,395,143
Total purchase	$93,855,344	$90,830,331	$87,255,745
Refinance:
Conventional	$7,082,401	$27,059,252	$120,152,065
Government	5,189,598	7,834,636	12,034,583
Jumbo and other(1)	2,148,540	1,561,242	7,061,299
Total refinance	14,420,539	36,455,130	139,247,947
Total loan origination volume	$108,275,883	$127,285,461	$226,503,692
Portfolio metrics
Average loan amount	$368	$365	$346
Weighted average loan-to-value ratio	82.89%	79.67%	71.68%
Weighted average credit score	737	738	750
Weighted average note rate	6.65%	4.82%	2.90%
Percentage of loans sold
To GSEs	93%	94%	90%
To other counterparties	7%	6%	10%
Servicing-retained	95%	97%	99%
Servicing-released	5%	3%	1%

(1) Comprised of non-agency jumbo products and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens) and construction loans.

The components of loan production income for the periods presented were as follows:

	For the year ended December 31,		Change	Change %
($ in thousands)	2023	2022
Primary loss	$(1,514,340)	$(1,479,762)	$(34,578)	2.3%
Loan origination fees	284,185	278,594	5,591	2.0%
Provision for representation and warranty obligations	(38,676)	(30,416)	(8,260)	27.2%
Capitalization of MSRs	2,269,378	2,213,572	55,806	2.5%
Loan production income	$1,000,547	$981,988	$18,559	1.9%

Gain margin(1)	0.92%	0.77%	0.15%

	For the year ended December 31,		Change	Change %
($ in thousands)	2022	2021
Primary loss	$(1,479,762)	$(244,134)	$(1,235,628)	506.1%
Loan origination fees	278,594	477,759	(199,165)	(41.7)%
Provision for representation and warranty obligations	(30,416)	(45,301)	14,885	(32.9)%
Capitalization of MSRs	2,213,572	2,397,483	(183,911)	(7.7)%
Loan production income	$981,988	$2,585,807	$(1,603,819)	(62.0)%

Gain margin(1)	0.77%	1.14%	(0.37)%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.

Loan production income was $1.0 billion for the year ended December 31, 2023, an increase of $18.6 million, or 1.9%, as compared to $982.0 million for the year ended December 31, 2022. The increase in loan production income was primarily driven by an increase in gain margin from 77 basis points for the year ended December 31, 2022 to 92 basis points for the same period in 2023 primarily as a result of a pricing initiative during the second half of 2022. The increase due to improved pricing in 2023 was partially offset by a decrease in loan production volume of $19.0 billion, or 14.9%, from $127.3 billion to $108.3 billion during the year ended December 31, 2023, as compared to the same period in 2022, due to lower refinance volume as a result of the higher primary mortgage interest rate environment during all of 2023, partially offset by an increase in purchase volume despite the higher interest rate environment during all of 2023.

Loan production income was $982.0 million for the year ended December 31, 2022, a decrease of $1.6 billion, or 62.0%, as compared to $2.59 billion for the year ended December 31, 2021. The decrease in loan production income was primarily driven by a decrease in loan production volume, along with a decrease of 37 basis points in gain margin, from 114 basis points for the year ended December 31, 2021 to 77 basis points for the same period in 2022. Loan production volume declined $99.2 billion, or 44%, from $226.5 billion to $127.3 billion during the year ended December 31, 2022, as compared to the same period in 2021, primarily due to lower refinance volume as a result of the higher primary mortgage interest rate environment during 2022, partially offset by an increase in purchase volume despite the higher interest rate environment and an overall decline in purchase volume for the industry. The decrease in gain margin from the prior year period was primarily due to an increase in primary loss due to the increasing interest rate and the competitive mortgage pricing environments in 2022, impacted by a pricing initiative launched by UWM in the second half of 2022 aimed at long-term growth of the wholesale channel and our market share.

Loan servicing income and Servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee UWM's servicing operations):

	For the year ended December 31,		Change $	Change %
($ in thousands)	2023	2022
Contractual servicing fees	$803,750	$781,109	$22,641	2.9%
Late, ancillary and other fees	14,953	10,963	3,990	36.4%
Loan servicing income	$818,703	$792,072	$26,631	3.4%

Servicing costs	131,792	166,024	(34,232)	(20.6)%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2022	2021
Contractual servicing fees	$781,109	$632,276	$148,833	23.5%
Late, ancillary and other fees	10,963	6,462	4,501	69.7%
Loan servicing income	$792,072	$638,738	$153,334	24.0%

Servicing costs	166,024	108,967	57,057	52.4%

	For the year ended December 31,
($ in thousands)	2023	2022	2021
Average UPB of loans serviced	$297,033,124	$309,141,653	$256,130,021
Average number of loans serviced	908,519	961,140	821,406
Weighted average servicing fee as of period end	0.3029%	0.2862%	0.2624%

Loan servicing income was $818.7 million for the year ended December 31, 2023, an increase of $26.6 million, or 3.4%, as compared to $792.1 million for the year ended December 31, 2022. The increase in loan servicing income during the year ended December 31, 2023 was primarily driven by higher average servicing fees, partially offset by a decline in the average servicing portfolio.

Servicing costs decreased $34.2 million for the year ended December 31, 2023 as compared to the same period in 2022 as a result of lower loss mitigation expenses, a decline in the average servicing portfolio, and improved pricing with our sub-servicers.

Loan servicing income was $792.1 million for the year ended December 31, 2022, an increase of $153.3 million, or 24.0%, as compared to $638.7 million for the year ended December 31, 2021. The increase in loan servicing income during the year ended December 31, 2022 was primarily driven by the increased average servicing portfolio.

Servicing costs increased $57.1 million for the year ended December 31, 2022 from the year ended December 31, 2021 as a result of the increase in the average servicing portfolio and higher loss mitigation expenses in 2022.

As of the dates presented below, our loan servicing portfolio of loans serviced for others consisted of the following:

($ in thousands)	December 31, 2023	December 31, 2022
UPB of loans serviced	$299,456,189	$312,454,025
Number of loans serviced	905,129	967,050
MSR portfolio delinquency count (60+ days) as % of total	1.15%	0.85%
Weighted average note rate	4.43%	3.64%
Weighted average service fee	0.3029%	0.2862%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net decrease of $854.1 million for the year ended December 31, 2023 as compared with a net increase of $284.1 million for the year ended December 31, 2022. The net decrease in fair value of MSRs for the year ended December 31, 2023 was primarily attributable to a decline in fair value of approximately $484.8 million due to realization of cash flows, decay, and other (including loans paid in full), a decline in fair value of approximately $330.0 million due to changes in valuation inputs and assumptions, mainly as a result of changes in market interest rates, and approximately $39.3 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The net increase in fair value for the year ended December 31, 2022 of approximately $284.1 million was attributable to an increase of approximately $868.8 million resulting from changes in valuation inputs and assumptions, primarily due to increases in market interest rates, partially offset by declines of approximately $556.9 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $27.8 million of net reserves and transaction costs for bulk MSR sales.

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
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the year ended December 31,
($ in thousands)	2023	2022	2021
Interest income	$346,225	$314,462	$331,770
Less: Interest expense on funding facilities	147,758	173,340	218,570
Net interest income	$198,467	$141,122	$113,200

Interest expense on non-funding debt	$172,498	$132,647	$86,086
Total interest expense	320,256	305,987	304,656
Net interest income (interest income less interest expense on funding facilities) was $198.5 million for the year ended December 31, 2023, an increase of $57.3 million, or 41%, as compared to $141.1 million for the year ended December 31, 2022, as a result of an increase in interest income along with a decrease in interest expense on funding facilities. Interest income increased due to higher average note rates on mortgage loans at fair value, partially offset by lower average balances of mortgage loans at fair value. Interest expense on funding facilities decreased due to lower average warehouse balances and higher credits from warehouse lenders on custodial and other deposits, partially offset by higher interest rates on warehouse facilities (all of which are variable based on short-term interest rate benchmarks plus a spread).
Interest expense on non-funding debt was $172.5 million for the year ended December 31, 2023, an increase from $132.6 million for the year ended December 31, 2022, primarily due to interest on borrowings on the MSR Facility established at the end of the third quarter of 2022, as well as interest on borrowings on the GNMA MSR facility established during first quarter 2023.
Net interest income (interest income less interest expense on funding facilities) was $141.1 million for the year December 31, 2022, an increase of $27.9 million, or 25%, as compared to $113.2 million for the year ended December 31, 2021. This increase was primarily driven by a decrease in interest expense on funding facilities, due to lower average warehouse borrowing balances (due to lower production volume in 2022) and higher credits from warehouse lenders on custodial and other deposits, offset by higher interest rates on warehouse facilities (all of which are variable based on short-term interest rate benchmarks plus a spread). Interest income decreased by a lesser amount due to decreases in the average balances of mortgage loans at fair value (due to lower production volume in 2022), offset by higher average note rates on loans at fair value.

Interest expense on non-funding debt was $132.6 million for the year December 31, 2022, an increase from $86.1 million for the year ended December 31, 2021, due to additional interest in 2022 on the $700.0 million of 2029 Senior Notes issued in April 2021, and the $500.0 million of 2027 Senior Notes issued in November 2021, as well as interest on borrowings on the MSR Facility established at the end of the third quarter of 2022.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the year ended December 31,		Change $	Change %
	2023	2022
Salaries, commissions and benefits	$530,231	$552,886	$(22,655)	(4.1)%
Direct loan production costs	104,262	90,369	13,893	15.4%
Marketing, travel, and entertainment	84,515	74,168	10,347	14.0%
Depreciation and amortization	46,146	45,235	911	2.0%
General and administrative	170,423	179,549	(9,126)	(5.1)%
Other expense (income)	(5)	23,739	(23,744)	(100.0)%
Other costs	$935,572	$965,946	$(30,374)	(3.1)%

	For the year ended December 31,		Change $	Change %
	2022	2021
Salaries, commissions and benefits	$552,886	$697,680	$(144,794)	(20.8)%
Direct loan production costs	90,369	72,952	17,417	23.9%
Marketing, travel, and entertainment	74,168	62,472	11,696	18.7%
Depreciation and amortization	45,235	35,098	10,137	28.9%
General and administrative	179,549	133,334	46,215	34.7%
Other expense (income)	23,739	(23,107)	46,846	(202.7)%
Other costs	$965,946	$978,429	$(12,483)	(1.3)%

Other costs were $935.6 million for the year ended December 31, 2023, a decrease of $30.4 million, or 3.1%, as compared to $965.9 million for the year ended December 31, 2022. The decrease in other costs was primarily due to a decrease in other expense of $23.7 million as a result of the change in fair value of retained investment securities and a decrease in TRA expense, partially offset by the change in fair value of the Public and Private Warrants. The decrease in salaries, commissions and benefits of $22.7 million, or 4.1%, was primarily due to a decrease in average team member count and lower incentive compensation as a result of lower production and profitability. The decrease in general and administrative expense of $9.1 million was primarily due to a decrease in representations and warranties reserve adjustments and aged receivable provisions, partially offset by an increase in occupancy and equipment expenses. These decreases were partially offset by an increase in direct loan production costs of $13.9 million primarily due to costs associated with grants under a down payment assistance program that launched in 2023 and increased title recording fees, as well as an increase in marketing, travel and entertainment expenses of $10.3 million from our continued investment in our broker relationships through broker visits and training programs.

Other costs were $965.9 million for the year ended December 31, 2022, a decrease of $12.5 million, or 1.3%, as compared to $978.4 million for the year ended December 31, 2021. The decrease in other costs was primarily due to a decrease in salaries, commissions and benefits of $144.8 million, or 20.8%, due to decreases in incentive compensation (primarily bonuses and commissions) attributable to decreased loan production and a decrease in the average number of team members. The decrease in salaries, commissions and benefits was partially offset by an increase in other expense of $46.8 million, primarily due to a decline in fair value of retained investment securities and a smaller decline in the fair value of the Public and Private Warrants. Additionally, general and administrative expenses increased $46.2 million, primarily as a result of a reduction of a contingency reserve which was recorded in the year ended December 31, 2021, and an increase in the representations and warranties reserve recorded in the year ended December 31, 2022 resulting from changes in estimates. Direct loan production costs increased $17.4 million primarily due to a change in presentation whereby certain loan origination fees are being presented on a gross basis (within loan production income and direct loan production costs) beginning in the fourth quarter of 2021, offset by a decrease in production volume. Marketing, travel and entertainment expenses increased $11.7 million due to increased broker promotions, advertising and brand marketing costs.

Income Taxes

We recorded a $6.5 million benefit for income taxes during the year ended December 31, 2023, compared to a provision for income taxes of $2.8 million for the year ended December 31, 2022 and $9.8 million for the year ended December 31, 2021. The decrease in income tax provision for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to the decrease in pre-tax income attributable to the Company. The decrease in income tax provision for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to the decrease in pre-tax income attributable to the Company.

Net income (loss)

Net loss was $69.8 million for the year ended December 31, 2023, a decrease of $1.0 billion or 107.5%, as compared to net income of $931.9 million for the year ended December 31, 2022. The decrease in net income was primarily the result of a decrease in total revenue, net of $1.06 billion, partially offset by a decrease in total expenses (including income taxes) of $59.7 million, as further described above.

Net income was $931.9 million for the year ended December 31, 2022, a decrease of $636.5 million or 40.6%, as compared to $1.57 billion for the year ended December 31, 2021. The decrease in net income was primarily the result of a decrease in total revenue, net of $597.7 million, and an increase in total expenses (including income taxes) of $38.9 million, as further described above.

Net loss attributable to the Company of $13.2 million and net income attributable to the Company of $41.7 million for the years ended December 31, 2023 and 2022, respectively, includes the net income (loss) of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these periods. Net income attributable to the Company of $98.4 million for the year ended December 31, 2021 reflects the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for the period from January 21, 2021 through December 31, 2021.

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

Historically, our primary uses of funds have included:
•origination of loans;
•retention of MSRs from our loan sales;
•payment of interest expense;
•payment of operating expenses; and
•dividends on, and repurchases of, our Class A common stock and distributions to SFS Corp., including tax distributions

Our consolidated subsidiary, Holdings LLC, is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on its allocable share of the taxable income of Holdings LLC. We are also subject to contingencies which may have a significant impact on the use of our cash.

To originate and aggregate loans for sale or securitization into the secondary market, we use our own working capital and borrow or obtain funding on a short-term basis primarily through uncommitted and committed warehouse facilities that we have established with large global banks, regional or specialized banks and certain agencies.

We continually evaluate our capital structure and capital resources to optimize our leverage and profitability and take advantage of market opportunities. As part of such evaluation, we regularly review our levels of secured and unsecured indebtedness and available equity, our strategic investments, including technology and growth of the wholesale channel, the availability or desirability of growth through the acquisition of other companies or other mortgage portfolios, the repurchase or redemption of our outstanding indebtedness, or repurchases of our common stock or common stock derivatives.

Loan Funding Facilities

Warehouse facilities

Our warehouse facilities, which are our primary loan funding facilities used to fund the origination of our mortgage loans, are primarily in the form of master repurchase agreements. Loans financed under these facilities are generally financed, on average, at approximately 97% to 98% of the principal balance of the loan, which requires us to fund the remaining 2-3% of the unpaid principal balance from cash generated from our operations. Once closed, the underlying residential mortgage loan is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans we originate will remain in one of our warehouse facilities for less than one month, until the loans are pooled and sold. During the time we hold the loans pending sale, we earn interest income from the borrower on the underlying mortgage loan note. This income is partially offset by the interest and fees we have to pay under the warehouse facilities. Interest rates under the warehouse facilities are typically based on a reference interest rate benchmark plus a spread. As of December 31, 2023, all of our warehouse facility agreements had been amended to change the reference interest rate from LIBOR to variants of SOFR or other alternative index.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of December 31, 2023, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of December 31, 2023:

Facility Type	Collateral	Line Amount as of December 31, 2023[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2023 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$250 Million	4/23/2021	4/23/2024	$103,729
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/17/2024	489,117
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/24/2020	8/29/2024	791,760
Master Repurchase Agreement	Mortgage Loans	$200 Million	10/30/2020	11/5/2024	75,691
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/19/2024	271,179
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/6/2025	175,604
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion	12/31/2014	2/19/2025	1,252,169
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/7/2019	2/20/2025	213,556
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	11/28/2025	1,475,368
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	53,917
					$4,902,090
1 An aggregate of $750 million of these line amounts is committed as of December 31, 2023.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2023, no amount was outstanding under the ASAP+ program and $53.9 million was outstanding through the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of December 31, 2023.

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

Beginning on November 15, 2022, we may, at our option, redeem the 2025 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: November 15, 2022 at 102.750%; November 15, 2023 at 101.375%; or November 15, 2024 until maturity at 100%, of the principal amount of the 2025 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

On or after June 15, 2024, we may, at our option, redeem the 2027 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: June 15, 2024 at 102.875%; June 15, 2025 at 101.438%; or June 15, 2026 until maturity at 100%, of the principal amount of the 2027 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to June 15, 2024, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes originally issued at a redemption price of 105.750% of the principal amount of the 2027 Senior Notes redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. In addition, we may, at our option, redeem the 2027 Senior Notes prior to June 15, 2024 at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest.

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of December 31, 2023.
MSR Facilities
On September 30, 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the MSR Facility are based on the fair market value of the collateral, and borrowings under the MSR Facility bear interest based on one-month term SOFR plus an applicable margin. The MSR Facility has a maturity date of November 5, 2024. As of December 31, 2023, $500.0 million was outstanding under the MSR Facility.
The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2023, we were in compliance with all applicable covenants.
On January 30, 2023, UWM, entered into Amendment No. 1 to the Loan and Security Agreement with Citibank, permitting UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.
On March 20, 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. The draw period for the GNMA MSR facility ends on March 20, 2024, and the facility has a maturity date of March 20, 2025. As of December 31, 2023, $250.0 million was outstanding under the GNMA MSR facility.
The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2023, we were in compliance with all applicable covenants.
Excess Servicing Cash Flow Transactions

Pursuant to the guidelines of the GSEs, when we sell loans to the GSEs with servicing retained, we retain a minimum servicing fee (the “Base Servicing Fee”) to compensate us for servicing the mortgage loans. However, at times we may retain servicing fees for our MSRs that exceed the Base Servicing Fee. In 2023, we began conducting sales of excess servicing fee cash flows, whereby the rights to the excess fees are separated, securitized by the GSEs and sold. We retain the obligation to service the loan and therefore continue to receive the base servicing fee. During the year ended December 31, 2023, we sold excess servicing cash flows on certain agency loans for proceeds of approximately $588.6 million.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of December 31, 2023. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2023.

Borrowings Against Investment Securities

In 2021, our consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of December 31, 2023, we had $93.8 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to two months as of December 31, 2023, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 75% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of December 31, 2023, we had delivered no collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of December 31, 2023, our finance lease liabilities were $30.7 million, $26.3 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately two months to twelve years.

Cash flow data for the years ended December 31, 2023, 2022 and 2021

	For the year ended December 31,
($ in thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$165,244	$8,268,182	$(9,956,963)
Net cash provided by investing activities	1,829,962	1,290,346	199,751
Net cash (used in) provided by financing activities	(2,202,636)	(9,584,718)	9,264,463
Net decrease in cash and cash equivalents	$(207,430)	$(26,190)	$(492,749)
Cash and cash equivalents at the end of the period	497,468	704,898	731,088

Net cash provided by operating activities

Net cash provided by operating activities was $165.2 million for the year ended December 31, 2023 compared to net cash provided by operating activities of $8.27 billion for the same period in 2022. The decrease in cash flows from operating activities year-over-year was primarily driven by the larger decrease in mortgage loans at fair value in the period ended December 31, 2022 as compared to the period ended December 31, 2023 as well as a decrease in net income 2023, adjusted for non-cash items, including the capitalization and change in fair value of MSRs.

Net cash provided by operating activities was $8.27 billion for the year ended December 31, 2022 compared to net cash used in operating activities of $9.96 billion for the same period in 2021. The increase in cash flows from operating activities was primarily driven by the decrease in mortgage loans at fair value as of December 31, 2022, offset by a decrease in net income 2022, adjusted for non-cash items, including the capitalization and change in fair value of MSRs.

Net cash provided by investing activities

Net cash provided by investing activities was $1.83 billion for the year ended December 31, 2023 compared to $1.29 billion of net cash provided by investing activities for the same period in 2022. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and excess servicing cash flows.

Net cash provided by investing activities was $1.29 billion for the year ended December 31, 2022 compared to $199.8 million of net cash provided by investing activities for the same period in 2021. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs.

Net cash used in financing activities

Net cash used in financing activities was $2.20 billion for the year ended December 31, 2023 compared to cash used in financing activities of $9.58 billion for the same period in 2022. The decrease in cash used for financing activities year-over-year was primarily driven by a decrease in net repayments under the warehouse lines of credit for the year ended December 31, 2023, primarily attributable to the smaller decrease in loans at fair value as compared to the year ended December 31, 2022.

Net cash used in financing activities was $9.58 billion for the year ended December 31, 2022 compared to cash provided by financing activities of $9.26 billion for the same period in 2021. The change year over year was primarily driven by net repayments under the warehouse lines of credit for the year ended December 31, 2022, primarily attributable to the decrease in loans at fair value, as compared to net borrowings under the warehouse lines of credit for the year ended December 31, 2021 due to the increase in loans at fair value. Net secured line of credit borrowings were $750.0 million in 2022, compared to net repayments of $320.3 million in 2021, and Class A common stock dividends and distributions to SFS Corp. decreased $711.5 million in 2022 as compared to 2021. The year ended December 31, 2021 also included the impacts of the business combination transaction (net proceeds and higher distributions to SFS Corp.), proceeds from the issuance of the 2029 Senior Notes.

The early roll-out of increased conforming loan size limits and the aggregation of loans for private label securitization transactions materially increased the loans at fair value and warehouse line of credit balances as of December 31, 2021, which were paid down in early January 2022 in connection with the sale of these loans.

Contractual Obligations

Cash requirements from contractual and other obligations

As of December 31, 2023, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our MSR Facility and GNMA MSR Facility, payments under our financing and operating lease agreements, and required tax distributions to SFS Corp. In the first quarter of 2023, UWM entered into the GNMA MSR Facility, which provides for up to $500 million of available borrowing capacity secured against certain MSRs. As of December 31, 2023, $250.0 million was outstanding under the GNMA MSR facility. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2022.
During the fourth quarter of 2023, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate $9.4 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on January 11, 2024. Additionally, in January 2024, Holdings LLC made a $40.5 million tax distribution to SFS Corp. and a $2.5 million tax distribution was made by Holdings LLC to UWMC.
The sources of funds needed to satisfy these cash requirements include cash flows from operations and investing activities, including cash flows from sales of MSRs and excess servicing cash flows, sale or securitization of loans into the secondary market, loan origination fees, servicing fee income, and interest income on mortgage loans.
Our consolidated subsidiary, Holdings LLC, is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on its allocable share of the taxable income of Holdings LLC.
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

Interest rate lock commitments, loan sale and forward commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The blended average pullthrough rate was 76% and 77% as of December 31, 2023 and December 31, 2022, respectively.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	December 31, 2023	December 31, 2022
Interest rate lock commitments—fixed rate (a)	$6,258,801	$5,350,845
Interest rate lock commitments—variable rate (a)	5,926	8,839
Commitments to sell loans	2,501,298	608,703
Forward commitments to sell mortgage-backed securities	7,968,677	10,336,172
(a)Adjusted for pullthrough rates of 76% and 77%, respectively.

As of December 31, 2023, we had sold $105.4 million of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in January 2023.

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

Mortgage loans held at fair value and revenue recognition

We record mortgage loans at estimated fair value. Mortgage loans at fair value is comprised of loans that are expected to be sold into the secondary market. When we have the unilateral right to repurchase certain Ginnie Mae pool loans we have previously sold (generally loans that are more than 90 days past due) and the call option results in a more than trivial benefit to us, the previously sold assets are required to be re-recognized on the balance sheet. We record our potential purchase obligation at the unpaid principal balance of the loan. The related asset and liability for the Ginnie Mae pool loans eligible for repurchase are presented separately on the consolidated balance sheet.

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

Mortgage loans at fair value were $5.45 billion at December 31, 2023, compared to $7.13 billion as of December 31, 2022.

Mortgage servicing rights

MSRs represent the fair value assigned to the rights in the contracts that obligate us to service the loans sold in exchange for a servicing fee. At the date the loan is sold with servicing retained, the fair value of the MSR is capitalized and recognized as a component of "loan production income" in the consolidated statements of operations.

For purposes of both initial and subsequent measurement, the fair value of MSRs is determined using a valuation model that calculates the present value of estimated net future servicing income. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing income, and ancillary income and late fees, among others. Changes in the estimates used to value MSRs could materially change the estimated fair value. Judgement is made when determining these assumptions, however, these estimates are supported by market and economic data collected from various outside sources. The key unobservable inputs used in determining the fair value of our MSRs include the discount rate, prepayment speeds, and the cost of servicing.

Changes in economic and other relevant conditions could cause actual results to differ from assumptions used to determine fair value. Markets, specifically buyers of MSRs, may change perspective on assumptions or MSR value entirely which can lead to different values and outcomes. Assumptions emanate from recent market transactions as well as current expectations and vary over time. There are also differences between assumptions used to determine fair value (what a buyer would pay) and what we can achieve in our operations. Prepayment speeds can change quickly and related assumptions can be materially different between buyers. Consequently, prepayment speed assumptions often differ from our estimates. Increases in prepayment speeds generally have an adverse effect on the fair value of MSRs. Discount rates imply a rate of return. Similarly, discount rates are subjective and, in practice, are often imputed to reconcile to prices observed from recent trades. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. The cost to service assumption can vary based upon buyer expectation, bidding strategy, and can depend upon the cost structure of a potential bidder. The higher the servicing cost assumption, the lower the MSR value. If we are unable to achieve the cost assumption, the MSRs' operational economics will lag fair value. Refer to Note 5 - Mortgage Servicing Rights to the consolidated financial statements for additional detail regarding the quantitative impact on the fair value of MSRs as a result of adverse changes in key unobservable inputs.

MSRs were $4.03 billion as of December 31, 2023, compared to $4.45 billion as of December 31, 2022. For the year ended December 31, 2023, we recognized a loss of $330.0 million due to changes in the fair value of MSRs as a result of changes in valuation inputs and assumptions, primarily as a result of decreases in market interest rates, compared to $868.8 million of income recognized for the same period in the prior year as a result of increased in market interest rates.

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

We estimate the fair value of derivatives based on estimates of the price that would be received to sell an asset or paid to transfer a liability. Each individual contract is the basis for the determination. FLSCs are firm commitments and the value is almost exclusively determined based upon the underlying difference in interest rates between the contract’s terms and current market. Similarly, we value IRLCs based upon the difference between the terms of the individual contract and the current market interest rates. Fair value estimates of IRLCs also take into account the probability that loan commitments may not be expected to be exercised by borrowers (the "pullthrough" rate), which is estimated based on historical experience. We consider the value of net future cash flows related to the associated servicing right of the eventual loan (however, the loan must first be originated, then the loan would need to be sold, with servicing retained or contractually separated, for MSR cash flows to distinctively exist), because if we did not, in most market conditions, IRLCs would result in a somewhat arbitrary loss recognition at inception. For valuation of IRLCs, we prioritize determination of exit price (what a buyer would pay) of the contract in its current form, over future components or elements. This approach results in revenue recognition for relative changes in the fair value of IRLCs during the interest rate lock period (as opposed to the primary revenue recognition event of accepting an interest rate lock), and full revenue recognition when the loan is originated.

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

Derivative assets and liabilities were $33.0 million and $40.8 million, respectively, as of December 31, 2023, as compared to $82.9 million and $49.7 million, respectively, as of December 31, 2022.

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

The maximum exposure under our representations and warranties obligations would be the outstanding principal balance, any premium received on all loans ever sold by us that are not subject to agency certainty clauses, as well as potential costs associated with repurchasing or indemnifying the buyers, less any loans that have already been paid in full by the borrower, loans that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make whole, or that have been repurchased. The Company repurchased $259.0 million, $355.8 million and $133.4 million in UPB of loans during the years ended December 31, 2023, 2022 and 2021, respectively, related to its representations and warranties obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate, credit and counterparty risk.

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs, and estimated float earnings increase, resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs, and estimated float earnings decrease, resulting in expected decreases in cash flows. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our origination business provides a natural hedge to servicing. We do not specifically hedge MSRs but manage the economic risk through partially offsetting impact of servicing and mortgage originations.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used December 31, 2023 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of December 31, 2023 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	December 31, 2023
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$23,100	$(26,364)
MSRs	(148,428)	154,516
IRLCs	31,927	(39,744)
Total change in assets	$(93,401)	$88,408
Increase (decrease) in liabilities
FLSCs	$(69,941)	$78,201
Total change in liabilities	$(69,941)	$78,201

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2023, our originated loans had a weighted average loan to value ratio of 82.89%, and a weighted average FICO score of 737. For the year ended December 31, 2022, our originated loans had a weighted average loan to value ratio of 79.67%, and a weighted average FICO score of 738. Management believes that the increase in the weighted average loan to value ratio year over year is primarily due to the increase in the percentage of purchase volume to total loan origination volume in 2023.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2023 or December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UWM Holdings Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mortgage Servicing Rights — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. Subsequent to initial recognition, the fair value of MSRs is estimated with the assistance of an independent third-party valuation expert based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rate, cost to service, and other assumptions. The Company’s MSRs balance was $4.026 billion at December 31, 2023.

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
February 28, 2024

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of UWM Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2023, and statements of operations, changes in equity, and cash flows, for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 28, 2024

UWM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$497,468	$704,898
Mortgage loans at fair value	5,449,884	7,134,960
Derivative assets	33,019	82,869
Investment securities at fair value, pledged	110,352	113,290
Accounts receivable, net	512,070	383,147
Mortgage servicing rights	4,026,136	4,453,261
Premises and equipment, net	146,417	152,477
Operating lease right-of-use asset, net (includes $97,596 and $102,322 with related parties)	99,125	104,181
Finance lease right-of-use asset (includes $24,802 and $26,867 with related parties)	29,111	42,218
Loans eligible for repurchase from Ginnie Mae	856,856	345,490
Other assets	111,416	83,834
Total assets	$11,871,854	$13,600,625
Liabilities and equity
Warehouse lines of credit	$4,902,090	$6,443,992
Derivative liabilities	40,781	49,748
Secured lines of credit	750,000	750,000
Borrowings against investment securities	93,814	101,345
Accounts payable, accrued expenses and other	469,101	439,719
Accrued distributions and dividends payable	159,572	159,465
Senior notes	1,988,267	1,984,336
Operating lease liability (includes $104,495 and $109,473 with related parties)	106,024	111,332
Finance lease liability (includes $26,260 and $27,857 with related parties)	30,678	43,505
Loans eligible for repurchase from Ginnie Mae	856,856	345,490
Total liabilities	9,397,183	10,428,932
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of December 31, 2023 or December 31, 2022	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 93,654,269 and 92,575,974 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	10	9
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2023 or December 31, 2022	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2023 or December 31, 2022	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of December 31, 2023 and December 31, 2022	150	150
Additional paid-in capital	1,702	903
Retained earnings	110,690	142,500
Non-controlling interest	2,362,119	3,028,131
Total equity	2,474,671	3,171,693
Total liabilities and equity	$11,871,854	$13,600,625

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	For the year ended December 31,
	2023	2022	2021
Revenue
Loan production income	$1,000,547	$981,988	$2,585,807
Loan servicing income	818,703	792,072	638,738
Change in fair value of mortgage servicing rights	(854,148)	284,104	(587,813)
Gain on sale of mortgage servicing rights	—	—	1,791
Interest income	346,225	314,462	331,770
Total revenue, net	1,311,327	2,372,626	2,970,293
Expenses
Salaries, commissions and benefits	530,231	552,886	697,680
Direct loan production costs	104,262	90,369	72,952
Marketing, travel, and entertainment	84,515	74,168	62,472
Depreciation and amortization	46,146	45,235	35,098
General and administrative	170,423	179,549	133,334
Servicing costs	131,792	166,024	108,967
Interest expense	320,256	305,987	304,656
Other expense (income)	(5)	23,739	(23,107)
Total expenses	1,387,620	1,437,957	1,392,052
Earnings (loss) before income taxes	(76,293)	934,669	1,578,241
Provision (benefit) for income taxes	(6,511)	2,811	9,841
Net income (loss)	(69,782)	931,858	1,568,400
Net income (loss) attributable to non-controlling interest	(56,552)	890,143	1,469,955
Net income (loss) attributable to UWM Holdings Corporation	$(13,230)	$41,715	$98,445

Earnings (loss) per share of Class A common stock (see Note 20):
Basic	$(0.14)	$0.45	$0.98
Diluted	$(0.14)	$0.45	$0.66
Weighted average shares outstanding:
Basic	93,245,373	92,475,170	100,881,094
Diluted	93,245,373	92,475,170	1,603,157,640

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2021	—	$—	—	$—	$24,839	$2,349,441	$—	$2,374,280
Cumulative effect of change to fair value accounting for mortgage servicing rights (See Note 1)	—	—	—	—	—	3,440	—	3,440
Net income prior to business combination transaction	—	—	—	—	—	183,756	—	183,756
Member distribution to SFS Corp. prior to business combination transaction	—	—	—	—	—	(1,100,000)	—	(1,100,000)
Net proceeds received from business combination transaction	—	—	—	—	—	879,122	—	879,122
Cumulative effect of reorganization post business combination transaction	103,104,205	10	1,502,069,787	150	(24,839)	(2,164,975)	2,189,654	—
Opening net liabilities of Gores Holdings IV, Inc. acquired	—	—	—	—	—	(75,380)	—	(75,380)
Net income subsequent to business combination transaction	—	—	—	—	—	98,445	1,286,199	1,384,644
Class A common stock dividends	—	—	—	—	—	(39,805)		(39,805)
Member distributions to SFS Corp. subsequent to business combination transaction	—	—	—	—	—	—	(368,832)	(368,832)
Stock-based compensation expense	6,430	—	—	—	437	—	6,030	6,467
Class A common stock repurchased	(11,498,330)	(1)	—	—	—	(5,065)	(76,561)	(81,627)
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	12,826	(7,890)	4,936
Balance, December 31, 2021	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	41,715	890,143	931,858
Class A common stock dividends	—	—	—	—	—	(37,023)	—	(37,023)
Member distributions to SFS Corp.	—	—	—	—	—	—	(901,242)	(901,242)
Stock-based compensation expense	963,669	—	—	—	466	—	7,079	7,545
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(3,997)	3,551	(446)
Balance, December 31, 2022	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(13,230)	(56,552)	(69,782)
Class A common stock dividends	—	—	—	—	—	(37,351)	—	(37,351)
Member distributions to SFS Corp.	—	—	—	—	—	—	(600,828)	(600,828)
Stock-based compensation expense	1,078,295	1	—	—	799	—	12,063	12,863
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	18,771	(20,695)	(1,924)
Balance, December 31, 2023	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(69,782)	$931,858	$1,568,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reserve for representations and warranties	49,676	57,415	45,301
Capitalization of mortgage servicing rights	(2,269,378)	(2,213,572)	(2,397,483)
Change in fair value of mortgage servicing rights	854,148	(284,104)	587,813
Depreciation & amortization	50,060	49,404	38,025
Stock-based compensation expense	13,832	7,545	6,467
Retention of investment securities	—	—	(154,794)
(Increase) decrease in fair value of investment securities	(4,502)	28,227	1,061
Increase (decrease) in fair value of warrants liability	6,060	(7,683)	(36,105)
(Increase) decrease in:
Mortgage loans at fair value	1,685,076	9,774,941	(9,444,476)
Derivative assets	49,850	(15,512)	(6,284)
Other assets	(169,285)	56,626	(166,250)
Increase (decrease) in:
Derivative liabilities	(8,967)	13,007	(29,496)
Other liabilities	(21,544)	(129,970)	30,858
Net cash provided by (used in) operating activities	165,244	8,268,182	(9,956,963)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(26,434)	(26,615)	(65,384)
Net proceeds from sale of mortgage servicing rights	1,843,649	1,311,282	264,028
Proceeds from principal payments on investment securities	7,439	10,987	1,107
Margin calls on borrowings against investment securities	5,308	(5,308)	—
Net cash provided by investing activities	1,829,962	1,290,346	199,751
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under warehouse lines of credit	(1,541,903)	(9,510,946)	9,013,541
Repayments of finance lease liabilities	(12,826)	(17,323)	(13,704)
Borrowings under equipment notes payable	—	—	1,078
Repayments under equipment notes payable	(991)	(1,037)	(25,560)
Borrowings under secured lines of credit	1,000,000	1,250,000	79,700
Repayments under secured lines of credit	(1,000,000)	(500,000)	(400,000)
Proceeds from issuance of senior notes	—	—	1,200,000
Discount and direct issuance costs on senior notes	—	—	(12,159)
Borrowings against investment securities	166,067	101,345	118,786
Repayments of borrowings against investment securities	(173,598)	(118,786)	—
Proceeds from business combination transaction	—	—	895,134
Costs incurred related to business combination transaction	—	—	(11,260)
Dividends paid to Class A common stockholders	(37,244)	(36,936)	(30,634)
Member distributions paid to SFS Corp.	(600,828)	(751,035)	(1,468,832)
Class A common stock repurchased	—	—	(81,627)
Other financing activities	(1,313)	—	—
Net cash provided by (used in) financing activities	(2,202,636)	(9,584,718)	9,264,463
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(207,430)	(26,190)	(492,749)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	704,898	731,088	1,223,837
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$497,468	$704,898	$731,088
SUPPLEMENTAL INFORMATION
Cash paid for interest	$341,090	$241,732	$287,295
Cash paid (received) for taxes	(56)	—	1,776
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
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these consolidated financial statements. See Note 13 - Non-Controlling Interests for further information.
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged at the option of the Company, along with its stapled share of Class D common stock, for either, (a) cash or (b) one share of the Company’s Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 13 - Non-Controlling Interests for further information.
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
Operating Segments
The Company has a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (or “CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information on a consolidated basis.
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

Loan production income. Loan production income includes all components related to the origination and sale of mortgage loans, including (1) primary gain, which represents the premium the Company receives in excess of the loan principal amount adjusted for previous fair value adjustments, and certain fees charged by investors upon sale of loans into the secondary market; when the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings; (2) loan origination and certain other fees related to the origination of a loan, which generally represent flat, per-loan fee amounts, which are recognized at the time loans are originated; (3) provision for representation and warranty obligations, which represent the reserves initially established for the Company's estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors; included within these reserves are amounts for estimated liabilities for requirements to repay a portion of any premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans; (4) the change in fair value of interest rate lock commitments, forward loan sale commitments, and recorded loans on the balance sheet, due to changes in estimated fair value, driven primarily by interest rates but also influenced by other assumptions; and (5) capitalization of MSRs, representing the estimated fair value of newly originated MSRs when loans are sold and the associated servicing rights are retained. Compensation earned by the Company's Independent Mortgage Brokers is included in the cost of the loans the Company originates, and therefore netted within loan production income.

Loan servicing income. Loan servicing income represents revenue earned for servicing loans for various investors. The loan servicing income is generally based on a contractual percentage of the outstanding principal balance and servicing revenue is recognized as the related mortgage payments are received by the Company’s sub-servicer.

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
The fair value of MSRs is estimated with the assistance of a third party broker based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rates, cost to service, float earnings, ancillary income, inflation, and delinquency and default rates.
Sales of MSRs are recognized when the risk and rewards of ownership have been transferred to a buyer, and a substantive non-refundable down payment is received. Also, any risks retained by the Company must be reasonably quantifiable to be eligible for sale accounting. See Note 5 – Mortgage Servicing Rights for further information.

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
Derivatives
Derivatives are recognized as assets or liabilities on the consolidated balance sheets and measured at fair value with changes in fair value recorded within the consolidated statements of operations in the period in which they occur. The Company enters into derivative instruments to reduce its risk exposure to fluctuations in interest rates. The Company accounts for derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting. Interest Rate Lock Commitments (IRLCs) on mortgage loans to be originated or purchased which are intended to be sold are considered to be derivatives with changes in fair value recorded in the consolidated statements of operations as part of loan production income. Fair value is estimated primarily based on relative changes in interest rates for the underlying mortgages to be originated or purchased. Fair value estimates also take into account the probability that loan commitments may not be exercised by customers. The Company uses forward mortgage backed security contracts, which are known as forward loan sale commitments (or "FLSCs"), to economically hedge the IRLCs. See Note 3 – Derivatives for further information.
Loans Eligible for Repurchase from Ginnie Mae
For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae pool if that loan meets defined criteria (generally loans that are more than 90 days past due). When the Company has the unilateral right to repurchase the delinquent loans, the previously sold assets are required to be re-recognized on the consolidated balance sheets as assets and corresponding liabilities at the loan's unpaid principal balance, regardless of the Company’s intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.
Leases
The Company enters into contracts to lease real estate (land and buildings), furniture and fixtures, and information technology equipment. Leases that meet one of the finance lease criteria are classified as finance leases, while all others are classified as operating leases. The Company determines if an arrangement is a lease at inception and has made an accounting policy election to not capitalize leases with initial terms of 12 months or less. At lease commencement, a lease liability and right-of-use asset are calculated and recognized for operating and finance leases. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The lease term used in the calculation includes any options to extend that the Company is reasonably certain to exercise. The lease liability is equal to the present value of future lease payments. The right-of-use asset is equal to the lease liability, plus any initial direct costs and prepaid lease payments, less any lease incentives received. Operating and finance lease right-of-use assets and liabilities are recorded separately on the consolidated balance sheets. In determining the present value of future lease payments, the Company uses estimated incremental borrowing rates based on information available at the lease commencement date when an implicit rate is not readily determinable for a given lease. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company uses an incremental borrowing rate estimated by referencing the Company’s collateralized borrowings.
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
Income Taxes
The Company accounts for income taxes by recognizing expense or benefit for the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse. Valuation allowances are recognized to reduce deferred tax assets to the amounts the Company concludes are more likely than not to be realized. Within particular tax jurisdictions, deferred tax assets and liabilities are offset and presented as a single amount. Net deferred tax liabilities are reported in accounts payable, accrued expenses and other. Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid.
The Company recognizes the financial statement effects of income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding a tax position. The Company reports interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 18 – Income Taxes for further information.
Tax Receivable Agreement
The Company has entered into a Tax Receivable Agreement ("TRA") with SFS Corp. that will obligate the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from exchanges of Holdings LLC common units; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; (iii) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of taxable income allocation rules in the United States. The Company will retain the benefit of the remaining 15% of these tax savings.
The Company accounts for liabilities arising from the TRA as a loss contingency recorded within "Accounts payable, accrued expenses and other." Changes in the liability measured and recorded when estimated amounts due under the TRA are probable and can be reasonably estimated, and reported as part of "Other expense/(income)" in the consolidated statements of operations. See Note 11 - Accounts Payable, Accrued Expenses and Other for further information.
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
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 69,804,623 shares remained available for issuance under the 2020 Plan as of December 31, 2023. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 19 – Stock-based Compensation for further information.
Servicing Advances
Servicing advances represent advances on behalf of borrowers and investors to cover delinquent balances for contractual principal and interest, property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon liquidation. The Company periodically evaluates the advances for collectability and amounts are written-off when they are deemed uncollectible. Servicing advances are included in "Accounts receivable, net" on the consolidated balance sheets.
Advertising and Marketing
Advertising and marketing is expensed as incurred and amounted to $28.4 million, $29.0 million and $21.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in "Marketing, travel, and entertainment expenses" in the consolidated statements of operations.
Escrow and Fiduciary Funds
The Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors with third-party financial institutions. The balances of these accounts for escrows amounted to $1.55 billion and $1.58 billion at December 31, 2023 and December 31, 2022, respectively, and the balances of these accounts for investor funds amounted to $0.50 billion and $0.46 billion as of December 31, 2023 and December 31, 2022, respectively, and are excluded from the consolidated balance sheets.
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
Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU No. 2021-1, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021 and will remain effective through December 31, 2024. This guidance provides practical expedients to address existing guidance on contract modifications due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The ASU was effective upon issuance on a prospective basis beginning January 1, 2020. Alternative base rate language, which may include SOFR to agreements for its derivatives, has been added to warehouse and other lines of credit and debt obligations that use LIBOR. The Company has applied the optional expedients under ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. There was no impact on the Company’s consolidated financial statements from adopting this standard.

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
In November 2023, the FASB issued ASU 2023-7, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. The ASU is effective on a retrospective basis for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company will include the required disclosures in its consolidated financial statements once adopted.
In December 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will include the required disclosures in its consolidated financial statements once adopted.
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

(In thousands)	December 31, 2023	December 31, 2022
Mortgage loans, unpaid principal balance	$5,380,119	$7,128,131
Premiums paid on mortgage loans	55,112	70,914
Fair value adjustment	14,653	(64,085)
Mortgage loans at fair value	$5,449,884	$7,134,960
NOTE 3 – DERIVATIVES
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 76% and 77% as of December 31, 2023 and December 31, 2022, respectively. The Company primarily uses FLSCs to economically hedge its pipeline of IRLCs and mortgage loans at fair value.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	December 31, 2023				December 31, 2022
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$29,623	$2,933	$6,264,727	(a)	$7,872	$32,294	$5,359,684	(a)
FLSCs	3,396	37,848	10,469,975		74,997	17,454	10,944,875
Total	$33,019	$40,781			$82,869	$49,748
(a)Notional amounts have been adjusted for pullthrough rates of 76% and 77%, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	December 31, 2023	December 31, 2022
Servicing advances	$177,021	$162,896
Servicing fees	164,629	110,891
Investor receivables	97,109	25,701
Receivables from sales of servicing	48,936	56,019
Origination receivables	26,426	24,179
Derivative settlements receivable	1,794	8,204
Other receivables	753	378
Provision for current expected credit losses	(4,598)	(5,121)
Total accounts receivable, net	$512,070	$383,147
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
The unpaid principal balance of mortgage loans serviced for others approximated $299.5 billion and $312.5 billion at December 31, 2023 and December 31, 2022, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Fair value, beginning of period	$4,453,261	$3,314,952	$1,760,304
Capitalization of MSRs	2,269,378	2,213,572	2,397,483
MSR and excess servicing sales	(1,881,683)	(1,387,180)	(269,925)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(330,031)	868,803	286,348
Due to collection/realization of cash flows/other	(484,789)	(556,886)	(859,258)
Fair value, end of period	$4,026,136	$4,453,261	$3,314,952

The following is a summary of the components of the total change in fair value of MSRs as reported in the consolidated statements of operations (in thousands):

	For the year ended December 31,
	2023	2022	2021
Changes in fair value:
Due to changes in valuation inputs and assumptions	$(330,031)	$868,803	$286,348
Due to collection/realization of cash flows and other	(484,789)	(556,886)	(859,258)
Net reserves and transaction costs on sales of servicing rights	(39,328)	(27,813)	(14,903)
Changes in fair value of mortgage servicing rights	$(854,148)	$284,104	$(587,813)
During the years ended December 31, 2023, 2022 and 2021, the Company sold MSRs on loans with an aggregate UPB of approximately $99.2 billion, $112.9 billion and $22.7 billion, respectively, for proceeds of approximately $1.3 billion, $1.4 billion and $269.9 million, respectively. In addition, during the year ended December 31, 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $94.9 billion for proceeds of approximately $588.6 million. In connection with these sales, the Company recorded a net $39.3 million, $27.8 million and $14.9 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the consolidated statements of operations. There were no excess servicing cash flow sales during the years ended December 31, 2022 and 2021.
The following table summarizes the loan servicing income recognized during the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	For the year ended December 31,
	2023	2022	2021
Contractual servicing fees	$803,750	$781,109	$632,276
Late, ancillary and other fees	14,953	10,963	6,462
Loan servicing income	$818,703	$792,072	$638,738
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023				December 31, 2022
	Range			Weighted Average	Range			Weighted Average
Discount rates	10.0%	—	16.0%	11.1%	9.5%	—	15.0%	10.1%
Annual prepayment speeds	5.3%	—	21.9%	9.6%	6.7%	—	14.0%	7.9%
Cost of servicing	$74	—	$111	$84	$75	—	$108	$80
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at December 31, 2023 and December 31, 2022, respectively, (in thousands):

	December 31, 2023	December 31, 2022
Discount rate:
+ 10% adverse change – effect on value	$(140,727)	$(183,972)
+ 20% adverse change – effect on value	(269,702)	(353,120)
Prepayment speeds:
+ 10% adverse change – effect on value	$(124,651)	$(143,483)
+ 20% adverse change – effect on value	(240,082)	(277,992)
Cost of servicing:
+ 10% adverse change – effect on value	$(31,869)	$(39,362)
+ 20% adverse change – effect on value	(63,738)	(78,724)
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

	December 31, 2023	December 31, 2022
Leasehold improvements	$163,499	$160,947
Furniture and equipment	42,154	38,583
Software, including internally-developed	47,506	25,491
Construction in process	147	1,323
Accumulated depreciation and amortization	(106,889)	(73,868)
Premises and equipment, net	$146,417	$152,477
NOTE 7 – LEASES
Lease Right-of-Use Assets and Liabilities
The Company has operating and finance lease arrangements related to its facilities, furniture and fixtures, and information technology equipment. A substantial portion of the Company’s lease arrangements are with related party entities. See Note 17 - Related Party Transactions for further information.
The Company’s operating lease agreements have remaining terms ranging from approximately four to fourteen years. Certain lease agreements have renewal options. Total lease expense under all operating leases amounted to $12.3 million, $12.3 million and $11.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Lease expense for related party leases was $11.8 million, $12.0 million and $11.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Variable lease expense amounted to $10.8 million, $4.5 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company’s financing lease agreements have remaining terms ranging from approximately two months to twelve years. For the year ended December 31, 2023, total interest expense and amortization expense under finance leases amounted to $1.3 million and $13.1 million, respectively, of which $1.0 million of interest expense and $2.1 million of amortization expense was attributed to related party finance leases. For the year ended December 31, 2022, total interest expense and amortization expense under finance leases amounted to $1.9 million and $17.7 million, respectively, of which $1.0 million of interest expense and $2.1 million of amortization expense was attributed to related party finance leases. For the year ended December 31, 2021, total interest expense and amortization expense under finance leases amounted to $2.2 million and $14.4 million, respectively, of which $0.9 million of interest expense and $2.0 million of amortization expense was attributed to related party finance leases.
Supplemental cash flow information related to leases is as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$12,873	$12,537
Cash paid for amounts included in the measurement of finance lease liabilities – financing and operating cash flows	14,146	19,218
Operating lease right-of-use assets obtained in exchange for operating leases liabilities	—	3,984
Financing lease right-of-use assets obtained in exchange for finance lease liabilities	—	2,861
Additional supplemental information related to leases is as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term – operating leases	12.6 years	13.6 years
Weighted average remaining lease term – finance leases	10.3 years	8.8 years
Weighted average discount rate – operating leases	7.4%	7.4%
Weighted average discount rate – finance leases	3.6%	3.6%
The maturities of the Company's operating lease liabilities are summarized below (in thousands):

December 31, 2023	Amounts
2024	$12,873
2025	12,990
2026	12,996
2027	12,959
2028	12,250
Thereafter	98,466
Total lease payments	162,534
Less imputed interest	(56,510)
Total	$106,024
The maturities of the Company's financing lease liabilities are summarized below (in thousands):

December 31, 2023	Amounts
2024	$6,581
2025	3,057
2026	2,665
2027	2,668
2028	2,668
Thereafter	19,273
Total lease payments	36,912
Less imputed interest	(6,234)
Total	$30,678

NOTE 8 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of December 31, 2023 and December 31, 2022, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2023	Total Advanced Against Line as of December 31, 2022

Master Repurchase Agreement ("MRA") Funding Limits as of December 31, 2023:
$400 Million[2]	8/21/2012	1/18/2023	$—	$188,607
$200 Million[2]	3/30/2018	11/6/2023	—	170,478
$300 Million[2]	8/19/2016	11/8/2023	—	235,804
$250 Million	4/23/2021	4/23/2024	103,729	185,502
$500 Million	2/29/2012	5/17/2024	489,117	142,570
$1.0 Billion	7/24/2020	8/29/2024	791,760	642,544
$200 Million	10/30/2020	11/5/2024	75,691	97,216
$300 Million	2/26/2016	12/19/2024	271,179	193,023
$1.0 Billion	7/10/2012	1/6/2025	175,604	521,440
$2.5 Billion	12/31/2014	2/19/2025	1,252,169	1,588,787
$500 Million	3/7/2019	2/20/2025	213,556	236,462
$3.0 Billion	5/9/2019	11/28/2025	1,475,368	2,239,591

Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	—
$750 Million (EF - see below)		No expiration	53,917	1,968
			$4,902,090	$6,443,992
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $750.0 million of these line amounts is committed as of December 31, 2023.
2 This warehouse line of credit agreement expired pursuant to its terms prior to December 31, 2023.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2023, no amount was outstanding through the ASAP+ program and $53.9 million was outstanding through the EF program.
As of December 31, 2023, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of December 31, 2023.
MSR Facilities
In the third quarter of 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A., providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral. Borrowings under the MSR Facility bear interest based on SOFR plus an applicable margin. The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2023, the Company was in compliance with all applicable covenants. The MSR Facility has a maturity date of November 5, 2024. As of December 31, 2023 and December 31, 2022, $500.0 million and $750.0 million, respectively, was outstanding under the MSR Facility.
In the first quarter of 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination. acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2023, the Company was in compliance with all applicable covenants. The draw period for the GNMA MSR facility ends on March 20, 2024, and the facility has a maturity date of March 20, 2025. As of December 31, 2023, $250.0 million was outstanding under the GNMA MSR facility.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the consolidated balance sheets.
NOTE 9 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Principal at December 31, 2023	Outstanding Principal at December 31, 2022
2025 Senior Unsecured Notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior Unsecured Notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior Unsecured Notes(3)	06/15/2027	5.75%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the consolidated balance sheets by $4.1 million and $6.3 million as of December 31, 2023 and December 31, 2022, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the consolidated balance sheets by $4.6 million and $5.5 million as of December 31, 2023 and December 31, 2022, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the consolidated balance sheets by $3.0 million and $3.9 million as of December 31, 2023 and December 31, 2022, respectively.
2025 Senior Notes
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year.
Beginning on November 15, 2022, the Company may, at its option, redeem the 2025 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: November 15, 2022 at 102.750%; November 15, 2023 at 101.375%; or November 15, 2024 until maturity at 100%, of the principal amount of the 2025 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.
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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of December 31, 2023.
Revolving Credit Facility

On August 8, 2022, UWM entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility had an initial one-year term and automatically renews for successive one-year periods unless terminated by either party. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of December 31, 2023. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2023 or December 31, 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "loan production income," and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $259.0 million, $355.8 million and $133.4 million in UPB of loans during the years ended December 31, 2023, 2022 and 2021, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the year ended December 31,
	2023	2022	2021
Balance, beginning of period	$60,495	$86,762	$69,542
Additions	49,676	57,415	45,301
Losses realized, net	(47,306)	(83,682)	(28,081)
Balance, end of period	$62,865	$60,495	$86,762
Commitments to Originate Loans
As of December 31, 2023, the Company had agreed to extend credit to potential borrowers for approximately $23.4 billion. These contracts represent off-balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

NOTE 11 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	December 31, 2023	December 31, 2022
Servicing fees payable	$99,694	$67,969
Accrued compensation and benefits	82,745	71,447
Derivative settlements payable	64,777	78,012
Representations and warranties reserve	62,865	60,495
Other accounts payable	43,174	21,010
Deferred tax liability	30,334	36,331
Investor payables	25,001	27,620
Accrued interest and bank fees	24,985	49,751
TRA liability	15,494	17,069
Other accrued expenses	12,199	8,241
Public and Private Warrants	7,833	1,774
Total accounts payable, accrued expenses and other	$469,101	$439,719

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the years ended December 31, 2023, 2022 and 2021.
In 2021, UWM began selling some of the mortgage loans that it originates through private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the consolidated balance sheet as of December 31, 2023 and December 31, 2022. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of December 31, 2023, $108.1 million of the $110.4 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $93.8 million with remaining maturities ranging from approximately one to two months as of December 31, 2023, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 13 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	December 31, 2023		December 31, 2022
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	93,654,269	5.87%	92,575,974	5.81%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.13%	1,502,069,787	94.19%
Balance at end of period	1,595,724,056	100.00%	1,594,645,761	100.0%
The non-controlling interest holder has the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by the non-controlling interest holder will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of December 31, 2023, SFS Corp. has not exchanged any Stapled Interests.
During the year ended December 31, 2023, the Company issued 1,078,295 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan and grants to the Company's non-employee directors. During the year ended December 31, 2022, the Company issued 963,772 shares of Class A common stock which primarily related to the vesting of RSUs under its stock-based compensation plan and grants to the Company's non-employee directors. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the consolidated statement of changes in equity.

NOTE 14 – REGULATORY NET WORTH REQUIREMENTS
Certain secondary market agencies and state regulators require UWM to maintain minimum net worth, capital, and liquidity requirements to remain in good standing with the agencies. Noncompliance with an agency’s requirements can result in such agency taking various remedial actions up to and including terminating UWM’s ability to sell loans to and service loans on behalf of the respective agency.
UWM is required to maintain certain minimum net worth, minimum liquidity, and minimum capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of December 31, 2023, the most restrictive of these requirements require UWM to maintain a minimum net worth of $853.1 million, liquidity of $352.4 million, and a minimum capital ratio of 6%. At December 31, 2023, UWM was in compliance with these requirements.

NOTE 15 – EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) plan covering substantially all team members. Team members can make elective contributions to the plan as allowed by the Internal Revenue Service and plan limitations. The Company makes discretionary matching contributions of 50% of the first 3% of team members’contributions to the plan, up to an annual maximum of approximately $2,500 per team member. Matching contributions to the plan totaled approximately $5.2 million, $5.5 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in salaries, commissions and benefits in the consolidated statements of operations.
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2023 or December 31, 2022.

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

	December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,449,884	$—	$5,449,884
IRLCs	—	—	29,623	29,623
FLSCs	—	3,396	—	3,396
Investment securities at fair value, pledged	—	110,352	—	110,352
Mortgage servicing rights	—	—	4,026,136	4,026,136
Total assets	$—	$5,563,632	$4,055,759	$9,619,391
Liabilities:
IRLCs	$—	$—	$2,933	$2,933
FLSCs	—	37,848	—	37,848
Public and Private Warrants	3,078	4,755	—	7,833
Total liabilities	$3,078	$42,603	$2,933	$48,614

	December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,134,960	$—	$7,134,960
IRLCs	—	—	7,872	7,872
FLSCs	—	74,997	—	74,997
Investment securities at fair value, pledged	—	113,290	—	113,290
Mortgage servicing rights	—	—	4,453,261	4,453,261
Total assets	$—	$7,323,248	$4,461,133	$11,784,381
Liabilities:
IRLCs	$—	$—	$32,294	$32,294
FLSCs	—	17,454	—	17,454
Public and Private warrants	1,328	445	—	1,773
Total liabilities	$1,328	$17,899	$32,294	$51,521
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	December 31, 2023	December 31, 2022
Pullthrough rate (weighted avg.)	76%	77%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the year ended December 31, 2023.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$795,894	$795,144	$793,703	$724,928
2029 Senior Notes, due 4/15/29	695,370	662,396	694,496	565,607
2027 Senior Notes, due 6/15/27	497,003	490,825	496,137	430,920
	$1,988,267	$1,948,365	$1,984,336	$1,721,455
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, equipment notes payable, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of December 31, 2023 and December 31, 2022, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS
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
For the years ended December 31, 2023, 2022 and 2021, the Company made net payments of approximately $21.2 million, $26.4 million and $21.1 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the year ended December 31, 2023, approximately $20.0 million in rent and other occupancy related fees, $0.6 million in legal fees, and $0.6 million in other general and administrative expenses, (ii) with respect to the year ended December 31, 2022, approximately $24.9 million in rent and other occupancy related fees, $0.6 million in legal fees and $0.9 million in other general and administrative expenses and (iii) with respect to the year ended December 31, 2021, approximately $19.4 million in rent and other occupancy related fees, $0.6 million in legal fees,$0.2 million in direct origination costs and $0.9 million in other general and administrative expenses. Additionally, the

Company made payments of $0.4 million, $0.5 million and $0.8 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the years ended December 31, 2023, 2022, and 2021 respectively.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. Refer to Note 9 - Other borrowings for further details.

NOTE 18 – INCOME TAXES
Income Tax Provision (Benefit)
Earnings (loss) before income taxes of the Company are related to operations within the United States, and no component of the Company's earnings are related to foreign operations. The following table details the Company's provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31,
	2023	2022	2021
Current income tax expense (benefit):
Federal	$31	$(118)	$73
State	64	(569)	1,424
Total current income tax expense (benefit)	95	(687)	1,497
Deferred income tax expense (benefit):
Federal	(4,798)	3,916	7,494
State	(1,808)	(418)	850
Total deferred income tax expense (benefit)	(6,606)	3,498	8,344
Total provision (benefit) for income taxes	$(6,511)	$2,811	$9,841

The following table provides a reconciliation of the statutory federal income tax expense (benefit) to the income tax expense (benefit) from continuing operations:

	For the year ended December 31,
	2023	2022	2021
Income tax expense (benefit) at the federal statutory rate	$(16,022)	$196,400	$331,431
Income (loss) attributable to non-controlling interest	11,876	(186,931)	(308,995)
Other	(2,365)	(6,658)	(12,595)
Total income tax expense (benefit)	$(6,511)	$2,811	$9,841
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due primarily to its legal entity structure. The UWM Entities are treated as pass-through entities for federal and most state and local income tax jurisdictions, while UWMC is treated as a taxable corporation. As such, the UWM Entities are generally not subject to federal or most state and local incomes taxes, while UWMC is subject to tax on its allocable share of the taxable income or loss generated by the UWM Entities.
Deferred Tax Assets and Liabilities
The following table details the components of temporary differences that give rise to deferred tax assets and liabilities:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$15,900	$17,775
Other	591	483
Total deferred tax assets	16,491	18,258
Deferred tax liabilities:
Investment in partnership	(46,825)	(54,589)
Total deferred tax liabilities	(46,825)	(54,589)
Net deferred tax liabilities	$(30,334)	$(36,331)
As of December 31, 2023, the Company had tax-effected federal net operating loss carryforwards of $14.7 million and state and local net operating loss carryforwards of $1.2 million. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2031. The federal net operating loss carryforwards can be carried forward indefinitely.
Other
The Company had no unrecognized tax benefits, and as such no interest or penalties were recognized in income tax expense. As of December 31, 2023, tax years 2020 and forward are subject to examination by the tax authorities in federal and state jurisdictions, with certain exceptions for state jurisdictions with longer statute of limitation periods.
Tax Receivable Agreement
As of December 31, 2023 and December 31, 2022, the Company had recognized a liability arising from the TRA of $15.5 million and $17.1 million, respectively. No payments were made to SFS Corp. pursuant to the TRA during the years ended December 31, 2023 or December 31, 2022.

NOTE 19 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31,
	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	4,005,801	$5.30	2,812,320	$7.75	—	$—
Granted	5,668,639	6.26	2,458,883	3.61	3,193,510	7.75
Vested	(1,358,083)	6.07	(963,772)	7.72	(6,430)	7.75
Forfeited	(449,036)	4.77	(301,630)	6.57	(374,760)	7.75
Unvested - end of period	7,867,321	$5.89	4,005,801	$5.30	2,812,320	$7.75
Stock-based compensation expense recognized for the years ended December 31, 2023, 2022 and 2021 was $13.8 million, $7.5 million and $6.5 million, respectively. As of December 31, 2023 and 2022, there was $35.2 million and $14.7 million of unrecognized compensation expense, respectively, related to unvested awards which is expected to be recognized over a weighted average period of 3.0 years and 2.5 years, respectively. During the year ended December 31, 2023, the Company granted 5.7 million RSUs with a weighted average grant date fair value of $6.26, and vesting terms ranging from immediate to four years from the grant date.

NOTE 20 – EARNINGS PER SHARE
The Company has two classes of economic shares authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the Board of Directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
Basic earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) attributable to UWM Holdings Corporation by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 13, Non-Controlling Interests for a description of the Stapled Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
There was no Class B common stock outstanding as of December 31, 2023 or December 31, 2022.
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended December 31, 2023, 2022 and 2021 (in thousands, except shares and per share amounts):

	For the year ended December 31,
	2023	2022	2021
Net income (loss)	$(69,782)	$931,858	$1,568,400
Net income (loss) attributable to non-controlling interests	(56,552)	890,143	1,469,955
Net income (loss) attributable to UWMC	(13,230)	41,715	98,445
Numerator:
Net income (loss) attributable to Class A common shareholders	$(13,230)	$41,715	$98,445
Net income (loss) attributable to Class A common shareholders - diluted	$(13,230)	$41,715	$1,064,606
Denominator:
Weighted average shares of Class A common stock outstanding - basic	93,245,373	92,475,170	100,881,094
Weighted average shares of Class A common stock outstanding - diluted	93,245,373	92,475,170	1,603,157,640
Earnings (loss) per share of Class A common stock outstanding - basic	$(0.14)	$0.45	$0.98
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.14)	$0.45	$0.66
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the years ended December 31, 2023 and December 31, 2022. Under the if-converted method, all of the Company's net income (loss) for the applicable periods is attributable to Class A common shareholders. The net income (loss) of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the years ended December 31, 2023, 2022 or 2021. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 21 – SUBSEQUENT EVENTS
Subsequent to December 31, 2023, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on April 11, 2024 to stockholders of record at the close of business on March 20, 2023. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on or about April 11, 2024 .

Subsequent to December 31, 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $19.4 billion for gross proceeds of approximately $150.9 million, and sold MSRs on certain agency and Ginnie Mae loans with a total UPB of approximately $70.0 billion for gross proceeds of approximately $941.2 million.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, as of December 31, 2023 we assert that we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans
During the year ended December 31, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our Proxy Statement pertaining to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our Proxy Statement pertaining to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

The following table summarizes information as of December 31, 2023 concerning our shares of Class A common stock authorized for issuance under our equity incentive plan.

	Equity Compensation Plan Information
	As of December 31, 2023
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2021 Plan (2)	$7,867,321	$—	$69,804,623
Equity compensation plans not approved by security holders	—	—	—
Total	$7,867,321	$—	$69,804,623

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

Other information required by this Item 12 is hereby incorporated by reference from our Proxy Statement pertaining to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our Proxy Statement pertaining to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our Proxy Statement pertaining to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

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

10.22.1#
Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated January 20, 2023, between United Wholesale Mortgage, LLC and Citibank, N.A. (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 1, 2023)

10.23*#
Credit Agreement, dated March 20, 2023, between United Wholesale Mortgage, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent, and the lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed March 22, 2023).

10.24*#
Master Repurchase Agreement and Securities Contract, conformed through Amendment No. 7, dated May 25, 2023, between United Wholesale Mortgage, LLC, as seller, and Bank of Montreal, as buyer (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed November 8, 2023).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Current Report on Form 8-K filed on January 22, 2021).

23.1%	Consent of Deloitte & Touche LLP

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1%	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97%	UWM Holdings Corporation Executive Officer Clawback Policy

101.0 INS%	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH%	XBRL Taxonomy Extension Schema Document.

101.CAL%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB%	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE%	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.
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

UWM HOLDINGS CORPORATION

Date: February 28, 2024	By:	/s/ Mathew Ishbia
Mathew Ishbia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2024.

Name	Position	Date

/s/ Mathew Ishbia	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Mathew Ishbia

/s/ Andrew Hubacker	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	February 28, 2024
Andrew Hubacker

/s/ Stacey Coopes	Director	February 28, 2024
Stacey Coopes

/s/ Kelly Czubak	Director	February 28, 2024
Kelly Czubak

/s/ Alex Elezaj	Director	February 28, 2024
Alex Elezaj

/s/ Jeffrey A. Ishbia	Director	February 28, 2024
Jeffrey A. Ishbia

/s/ Justin Ishbia	Director	February 28, 2024
Justin Ishbia

/s/ Laura Lawson	Director	February 28, 2024
Laura Lawson

/s/ Isiah Thomas	Director	February 28, 2024
Isiah Thomas

/s/ Robert Verdun	Director	February 28, 2024
Robert Verdun

/s/ Melinda Wilner	Director	February 28, 2024
Melinda Wilner