Form 10-Q
period 2024-03-31
UWM Holdings Corp
filed 2024-05-09
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, the registrant had 95,577,980 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$605,639	$497,468
Mortgage loans at fair value	7,338,135	5,449,884
Derivative assets	34,050	33,019
Investment securities at fair value, pledged	108,323	110,352
Accounts receivable, net	554,443	512,070
Mortgage servicing rights	3,191,803	4,026,136
Premises and equipment, net	145,265	146,417
Operating lease right-of-use asset, net (includes $96,358 and $97,596 with related parties)	97,801	99,125
Finance lease right-of-use asset (includes $24,286 and $24,802 with related parties)	26,890	29,111
Loans eligible for repurchase from Ginnie Mae	577,487	856,856
Other assets	117,498	111,416
Total assets	$12,797,334	$11,871,854
Liabilities and equity
Warehouse lines of credit	$6,681,917	$4,902,090
Derivative liabilities	26,918	40,781
Secured lines of credit	200,000	750,000
Borrowings against investment securities	94,064	93,814
Accounts payable, accrued expenses and other	477,765	469,101
Accrued distributions and dividends payable	159,702	159,572
Senior notes	1,989,250	1,988,267
Operating lease liability (includes $103,194 and $104,495 with related parties)	104,637	106,024
Finance lease liability (includes $25,851 and $26,260 with related parties)	28,536	30,678
Loans eligible for repurchase from Ginnie Mae	577,487	856,856
Total liabilities	10,340,276	9,397,183
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of March 31, 2024 or December 31, 2023	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 94,945,635 and 93,654,269 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	10
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2024 or December 31, 2023	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2024 or December 31, 2023	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of March 31, 2024 and December 31, 2023	150	150
Additional paid-in capital	2,085	1,702
Retained earnings	111,980	110,690
Non-controlling interest	2,342,834	2,362,119
Total equity	2,457,058	2,474,671
Total liabilities and equity	$12,797,334	$11,871,854

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Revenue
Loan production income	$298,954	$205,424
Loan servicing income	184,702	218,557
Change in fair value of mortgage servicing rights	(15,563)	(337,287)
Interest income	101,863	74,580
Total revenue, net	569,956	161,274
Expenses
Salaries, commissions and benefits	154,241	121,003
Direct loan production costs	31,436	16,483
Marketing, travel, and entertainment	19,111	17,210
Depreciation and amortization	11,340	11,670
General and administrative	40,809	34,619
Servicing costs	30,324	36,862
Interest expense	98,668	63,284
Other income	(237)	(241)
Total expenses	385,692	300,890
Earnings (loss) before income taxes	184,264	(139,616)
Provision (benefit) for income taxes	3,733	(1,003)
Net income (loss)	180,531	(138,613)
Net income (loss) attributable to non-controlling interest	171,801	(126,672)
Net income (loss) attributable to UWM Holdings Corporation	$8,730	$(11,941)

Earnings (loss) per share of Class A common stock (see Note 17):
Basic	$0.09	$(0.13)
Diluted	$0.09	$(0.13)
Weighted average shares outstanding:
Basic	94,365,991	92,920,794
Diluted	1,598,647,205	92,920,794

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2023	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(11,941)	(126,672)	(138,613)
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	525,997	—	—	—	133	—	2,153	2,286
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	887	(2,194)	(1,307)
Balance, March 31, 2023	93,101,971	$9	1,502,069,787	$150	$1,036	$122,136	$2,751,211	$2,874,542

Balance, January 1, 2024	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	8,730	171,801	180,531
Class A common stock dividends	—	—	—	—	—	(9,495)	—	(9,495)
Member distributions to SFS Corp.	—	—	—	—	—	—	(194,261)	(194,261)
Stock-based compensation	1,291,366	(1)	—	—	383	—	6,131	6,513
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	2,055	(2,956)	(901)
Balance, March 31, 2024	94,945,635	$9	1,502,069,787	$150	$2,085	$111,980	$2,342,834	$2,457,058
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$180,531	$(138,613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reserve for representations and warranties	10,463	7,527
Capitalization of mortgage servicing rights	(535,951)	(525,396)
Change in fair value of mortgage servicing rights	15,563	337,287
Depreciation & amortization	12,323	12,653
Stock-based compensation expense	5,876	2,482
Decrease (increase) in fair value of investment securities	269	(2,600)
Increase (decrease) in fair value of warrants liability	(686)	2,098
Decrease (increase) in:
Mortgage loans at fair value	(1,888,251)	2,334,701
Derivative assets	(1,031)	21,733
Other assets	35,719	(27,818)
Increase (decrease) in:
Derivative liabilities	(13,863)	12,994
Other liabilities	(23,702)	(44,126)
Net cash (used in) provided by operating activities	(2,202,740)	1,992,922
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(6,973)	(7,952)
Net proceeds from sale of mortgage servicing rights	1,293,861	650,707
Proceeds from principal payments on investment securities	1,760	1,614
Margin calls on borrowings against investment securities	(1,146)	—
Net cash provided by investing activities	1,287,502	644,369
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under warehouse lines of credit	1,779,826	(2,184,157)
Repayments of finance lease liabilities	(2,142)	(6,692)
Repayments under equipment notes payable	—	(505)
Borrowings under secured lines of credit	100,000	500,000
Repayments under secured lines of credit	(650,000)	(750,000)
Borrowings against investment securities	94,064	—
Repayments of borrowings against investment securities	(93,814)	—
Dividends paid to Class A common stockholders	(9,365)	(9,258)
Member distributions paid to SFS Corp.	(194,261)	(150,207)
Other financing activities	(899)	(1,307)
Net cash provided by (used in) financing activities	1,023,409	(2,602,126)
INCREASE IN CASH AND CASH EQUIVALENTS	108,171	35,165
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	497,468	704,898
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$605,639	$740,063
SUPPLEMENTAL INFORMATION
Cash paid for interest	$68,839	$63,322
Cash paid (received) for taxes	363	(124)
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
Prior to the closing of the business combination with the UWM Entities, SFS Corp. was the sole member of UWM, which had one unit authorized, issued and outstanding. On January 21, 2021, SFS Corp. contributed its equity interest in UWM to Holdings LLC and adopted the Amended and Restated Operating Agreement to admit Holdings LLC as UWM's sole member and its manager. Upon completion of the business combination transaction, (i) Holdings LLC issued approximately 6% of its units (Class A Common Units) to the Company, (ii) SFS Corp. retained approximately 94% of the units (Class B Common Units) in Holdings LLC and accordingly retained approximately 94% of the economic ownership interest of the combined company and (iii) Holdings LLC became a consolidated subsidiary of the Company, as the Company is the sole managing member of Holdings LLC. The economic interest in Holdings LLC owned by SFS Corp. is presented as a non-controlling interest in these condensed consolidated financial statements. See Note 11 - Non-Controlling Interests for further information.
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Each Holdings LLC Class B Common Unit held by SFS Corp. may be exchanged at the option of the Company, along with its stapled share of Class D common stock, for either, (a) cash or (b) one share of the Company’s Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 11 - Non-Controlling Interests for further information.
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
Upon completion of the business combination transaction, the directors and officers of Gores Holdings IV, Inc. (the “Gores Directors and Officers”) resigned, the Company appointed new directors to its Board, and certain officers of UWM became officers of the Company. Pursuant to the Business Combination Agreement, the Company has potential indemnification obligations to the Gores Directors and Officers for costs or losses incurred prior to or after the closing of the business combination transaction that arose by reason of the fact that he or she is or was a director or officer of Gores Holdings IV, Inc.

The Gores Directors and Officers have been named as defendants in class action suits in Delaware Chancery Court in which it is alleged that they breached their fiduciary duties to shareholders of Gores Holdings, IV. Pursuant to its obligations under the Business Combination Agreement, to the extent that it is determined that the Gores Directors and Officers are entitled to indemnification, the Company is obligated to indemnify them in connection with these lawsuits. The Company has insurance which it believes will cover any material liability that could arise pursuant to its indemnification obligations to the Gores Directors and Officers. This insurance includes two separate towers of coverage with limits in excess of the Company's current estimate of any reasonably possible liability, and a deductible of $20.5 million.
Basis of Presentation and Consolidation
The condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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
Loans Eligible for Repurchase from Ginnie Mae
For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae pool if that loan meets defined criteria (generally loans that are more than 90 days past due). When the Company has the unilateral right to repurchase the delinquent loans, the previously sold assets are required to be re-recognized on the condensed consolidated balance sheets as assets and corresponding liabilities at the loan's unpaid principal balance, regardless of the Company’s intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights (or "MSRs").
Income Taxes
The Company accounts for income taxes during interim periods by applying an estimated annual effective tax rate to year-to-date earnings (loss) before income taxes to compute the year-to-date tax expense (or benefit). At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year, adjusted for discrete items, if any, that arise during the period. See Note 15 – Income Taxes for further information.
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
The Company accounts for liabilities arising from the TRA as a loss contingency recorded within "Accounts payable, accrued expenses and other." Changes in the liability are measured and recorded when estimated amounts due under the TRA are probable and can be reasonably estimated, and reported as part of "Other expense/(income)" in the condensed consolidated statements of operations. See Note 9 - Accounts Payable, Accrued Expenses and Other for further information.
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
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 68,744,413 shares remained available for issuance under the 2020 Plan as of March 31, 2024. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the condensed consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 16 – Stock-based Compensation for further information.
Recently Adopted Accounting Standards
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-1, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASU 2016-2, Leases (Topic 842). This guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvements over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. There was no impact on the Company's condensed consolidated financial statements from adopting this standard effective the fiscal year beginning January 1, 2024.

Accounting Standards Issued but Not Yet Effective
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
In December 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will include the required disclosures in its condensed consolidated financial statements once adopted.

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

(In thousands)	March 31, 2024	December 31, 2023
Mortgage loans, unpaid principal balance	$7,244,605	$5,380,119
Premiums paid on mortgage loans	65,761	55,112
Fair value adjustment	27,769	14,653
Mortgage loans at fair value	$7,338,135	$5,449,884
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 79% and 76% as of March 31, 2024 and December 31, 2023, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	March 31, 2024				December 31, 2023
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$25,359	$5,443	$9,339,930	(a)	$29,623	$2,933	$6,264,727	(a)
FLSCs	8,691	21,475	12,851,505		3,396	37,848	10,469,975
Total	$34,050	$26,918			$33,019	$40,781
(a)Notional amounts have been adjusted for pullthrough rates of 79% and 76%, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	March 31, 2024	December 31, 2023
Servicing fees	$204,097	$164,629
Servicing advances	151,533	177,021
Receivables from sales of servicing	131,965	48,936
Investor receivables	46,638	97,109
Origination receivables	15,926	26,426
Derivative settlements receivable	8,498	1,794
Other receivables	609	753
Provision for current expected credit losses	(4,823)	(4,598)
Total accounts receivable, net	$554,443	$512,070
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
The unpaid principal balance of mortgage loans serviced for others approximated $229.7 billion and $299.5 billion at March 31, 2024 and December 31, 2023, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Fair value, beginning of period	$4,026,136	$4,453,261
Capitalization of MSRs	535,951	525,396
MSR and excess servicing sales	(1,383,098)	(684,621)
Changes in fair value:
Due to changes in valuation inputs or assumptions	141,059	(222,915)
Due to collection/realization of cash flows/other	(128,245)	(96,251)
Fair value, end of period	$3,191,803	$3,974,870

The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended March 31,
	2024	2023
Changes in fair value:
Due to changes in valuation inputs and assumptions	$141,059	$(222,915)
Due to collection/realization of cash flows and other	(128,245)	(96,251)
Net reserves and transaction costs on sales of servicing rights	(28,377)	(18,121)
Changes in fair value of mortgage servicing rights	$(15,563)	$(337,287)
During the three months ended March 31, 2024 and 2023, the Company sold MSRs on loans with an aggregate UPB of approximately $87.8 billion and $34.3 billion, respectively, for proceeds of approximately $1.2 billion and $379.1 million, respectively. In addition, during the three months ended March 31, 2024 and 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $19.4 billion and $63.4 billion, respectively, for proceeds of approximately $150.9 million and $305.5 million, respectively. In connection with these sales, the Company recorded a net $28.4 million and $18.1 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three months ended March 31, 2024 and 2023, respectively (in thousands):

	For the three months ended March 31,
	2024	2023
Contractual servicing fees	$179,592	$214,756
Late, ancillary and other fees	5,110	3,801
Loan servicing income	$184,702	$218,557
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024				December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Discount rates	10.0%	—	16.0%	11.1%	10.0%	—	16.0%	11.1%
Annual prepayment speeds	5.4%	—	21.5%	8.2%	5.3%	—	21.9%	9.6%
Cost of servicing	$74	—	$111	$85	$74	—	$111	$84
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at March 31, 2024 and December 31, 2023, respectively, (in thousands):

	March 31, 2024	December 31, 2023
Discount rate:
+ 10% adverse change – effect on value	$(116,251)	$(140,727)
+ 20% adverse change – effect on value	(222,615)	(269,702)
Prepayment speeds:
+ 10% adverse change – effect on value	$(86,217)	$(124,651)
+ 20% adverse change – effect on value	(166,763)	(240,082)
Cost of servicing:
+ 10% adverse change – effect on value	$(25,030)	$(31,869)
+ 20% adverse change – effect on value	(50,060)	(63,738)
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
NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of March 31, 2024 and December 31, 2023, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2024	Total Advanced Against Line as of December 31, 2023

Master Repurchase Agreement ("MRA") Funding Limits as of March 31, 2024:
$500 Million	2/29/2012	5/17/2024	$495,494	$489,117
$1.0 Billion	7/24/2020	8/29/2024	667,436	791,760
$200 Million	10/30/2020	11/5/2024	134,726	75,691
$300 Million	2/26/2016	12/19/2024	298,965	271,179
$1.0 Billion	7/10/2012	1/6/2025	581,289	175,604
$2.5 Billion	12/31/2014	2/19/2025	1,699,090	1,252,169
$500 Million	3/7/2019	2/20/2025	375,601	213,556
$250 Million	4/23/2021	4/23/2025	220,407	103,729
$3.0 Billion	5/9/2019	11/28/2025	2,173,445	1,475,368

Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	—
$750 Million (EF - see below)		No expiration	35,464	53,917
			$6,681,917	$4,902,090
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $750.0 million of these line amounts is committed as of March 31, 2024.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2024, no amount was outstanding through the ASAP+ program and $35.5 million was outstanding through the EF program.
As of March 31, 2024, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of March 31, 2024.
MSR Facilities
In the third quarter of 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A., providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “MSR Facility”). The MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the MSR Facility are based on the fair market value of the collateral. Borrowings under the MSR Facility bear interest based on SOFR plus an applicable margin. The MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2024, the Company was in compliance with all applicable covenants. The MSR Facility has a maturity date of November 5, 2024. As of March 31, 2024 and December 31, 2023, $100.0 million and $500.0 million, respectively, was outstanding under the MSR Facility.
In the first quarter of 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. On March 20, 2024, UWM entered into the First Amendment to Credit Agreement (the “First Amendment”) with Goldman Sachs Bank USA. The First Amendment removed the minimum utilization fee on undrawn amounts and extended the maturity date of the GNMA MSR Facility. All other material terms of the GNMA MSR facility remained the same. As of March 31, 2024, the Company was in compliance with all applicable covenants. The draw period for the GNMA MSR facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of March 31, 2024 and December 31, 2023, $100.0 million and $250.0 million, respectively, was outstanding under the GNMA MSR facility.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Principal at March 31, 2024	Outstanding Principal at December 31, 2023
2025 Senior Unsecured Notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior Unsecured Notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior Unsecured Notes(3)	06/15/2027	5.75%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $3.6 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $4.4 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $2.8 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively.

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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of March 31, 2024.
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

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of March 31, 2024. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2024 or December 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors which the Company believes met investor and agency underwriting guidelines at the time of sale may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "loan production income," and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $63.7 million and $58.6 million in UPB of loans during the three months ended March 31, 2024 and 2023, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Balance, beginning of period	$62,865	$60,495
Additions	10,463	7,527
Losses realized, net	(5,106)	(10,060)
Balance, end of period	$68,222	$57,962
Commitments to Originate Loans
As of March 31, 2024, the Company had agreed to extend credit to potential borrowers for approximately $36.6 billion. These contracts represent off-balance sheet credit risk where the Company may be required to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	March 31, 2024	December 31, 2023
Servicing fees payable	$134,183	$99,694
Accrued compensation and benefits	83,101	82,745
Representations and warranties reserve	68,222	62,865
Accrued interest and bank fees	53,831	24,985
Deferred tax liability	33,690	30,334
Other accounts payable	30,006	43,174
Investor payables	21,893	25,001
Derivative settlements payable	16,131	64,777
TRA liability	15,674	15,494
Other accrued expenses	13,887	12,199
Public and Private Warrants	7,147	7,833
Total accounts payable, accrued expenses and other	$477,765	$469,101

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three months ended March 31, 2024 and 2023.
In 2021, UWM began selling some of the mortgage loans that it originates through private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of March 31, 2024, $106.2 million of the $108.3 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $94.1 million with remaining maturities ranging from approximately one to two months as of March 31, 2024, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	March 31, 2024		December 31, 2023
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	94,945,635	5.95%	93,654,269	5.87%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.05%	1,502,069,787	94.13%
Balance at end of period	1,597,015,422	100.00%	1,595,724,056	100.0%
The non-controlling interest holder has the right to exchange Class B Common Units, together with a corresponding number of shares of our Class D common stock or Class C common stock (together referred to as “Stapled Interests”), for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Stapled Interests by the non-controlling interest holder will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of March 31, 2024, SFS Corp. has not exchanged any Stapled Interests.
During the three months ended March 31, 2024, the Company issued 1,291,366 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. During the three months ended March 31, 2023, the Company issued 525,997 shares of Class A common stock which primarily related to the vesting of RSUs under its stock-based compensation plan. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

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
UWM is required to maintain certain minimum net worth, minimum liquidity, and minimum capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of March 31, 2024, the most restrictive of these requirements require UWM to maintain a minimum net worth of $668.1 million, liquidity of $305.8 million, and a minimum capital ratio of 6%. At March 31, 2024, UWM was in compliance with these requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2024 or December 31, 2023.

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

	March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$7,338,135	$—	$7,338,135
IRLCs	—	—	25,359	25,359
FLSCs	—	8,691	—	8,691
Investment securities at fair value, pledged	—	108,323	—	108,323
Mortgage servicing rights	—	—	3,191,803	3,191,803
Total assets	$—	$7,455,149	$3,217,162	$10,672,311
Liabilities:
IRLCs	$—	$—	$5,443	$5,443
FLSCs	—	21,475	—	21,475
Public and Private Warrants	3,081	4,066	—	7,147
Total liabilities	$3,081	$25,541	$5,443	$34,065

	December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,449,884	$—	$5,449,884
IRLCs	—	—	29,623	29,623
FLSCs	—	3,396	—	3,396
Investment securities at fair value, pledged	—	110,352	—	110,352
Mortgage servicing rights	—	—	4,026,136	4,026,136
Total assets	$—	$5,563,632	$4,055,759	$9,619,391
Liabilities:
IRLCs	$—	$—	$2,933	$2,933
FLSCs	—	37,848	—	37,848
Public and Private warrants	3,078	4,755	—	7,833
Total liabilities	$3,078	$42,603	$2,933	$48,614
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	March 31, 2024	December 31, 2023
Pullthrough rate (weighted avg.)	79%	76%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three months ended March 31, 2024.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$796,441	$793,456	$795,894	$795,144
2029 Senior Notes, due 4/15/29	695,589	662,473	695,370	662,396
2027 Senior Notes, due 6/15/27	497,220	486,595	497,003	490,825
	$1,989,250	$1,942,524	$1,988,267	$1,948,365
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of March 31, 2024 and December 31, 2023, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS
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
For the three months ended March 31, 2024 and 2023, the Company made net payments of approximately $5.2 million and $4.8 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the three months ended March 31, 2024, approximately $4.9 million in rent and other occupancy related fees, $0.2 million in legal fees, and $0.1 million in other general and administrative expenses and (ii) with respect to the three months ended March 31, 2023, approximately $4.6 million in rent and other occupancy related fees, $0.1 million in legal fees and $0.1 million in other general and administrative expenses. Additionally, the Company made payments of $0.1 million and $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended March 31, 2024 and 2023, respectively.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. Refer to Note 7 - Other borrowings for further details.

NOTE 15 – INCOME TAXES
For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 2.03% and 0.72% respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	7,867,321	$5.89	4,005,801	$5.30
Granted	1,198,345	6.80	585,796	4.34
Vested	(1,426,590)	6.33	(804,701)	7.75
Forfeited	(138,135)	5.61	(112,466)	4.45
Unvested - end of period	7,500,941	$5.96	3,674,430	$4.64
Stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023 was $5.9 million and $2.5 million, respectively. As of March 31, 2024 and 2023, there was $39.6 million and $14.5 million of unrecognized compensation expense, respectively, related to unvested awards which is expected to be recognized over a weighted average period of 2.8 years and 2.2 years, respectively. During the three months ended March 31, 2024, the Company granted 1.2 million RSUs with a weighted average grant date fair value of $6.80, and vesting terms ranging from immediate to four years from the grant date.

NOTE 17 – EARNINGS PER SHARE
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
There was no Class B common stock outstanding as of March 31, 2024 or March 31, 2023.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended March 31, 2024 and 2023 (in thousands, except shares and per share amounts):

	For the three months ended March 31,
	2024	2023
Net income (loss)	$180,531	$(138,613)
Net income (loss) attributable to non-controlling interests	171,801	(126,672)
Net income (loss) attributable to UWMC	8,730	(11,941)
Numerator:
Net income (loss) attributable to Class A common shareholders	$8,730	$(11,941)
Net income (loss) attributable to Class A common shareholders - diluted	$142,860	$(11,941)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	94,365,991	92,920,794
Weighted average shares of Class A common stock outstanding - diluted	1,598,647,205	92,920,794
Earnings (loss) per share of Class A common stock outstanding - basic	$0.09	$(0.13)
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.09	$(0.13)
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive for the three months ended March 31, 2024 and anti-dilutive for the three months ended March 31, 2023. Under the if-converted method, all of the Company's net income (loss) for the applicable periods is attributable to Class A common shareholders. The net income (loss) of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three months ended March 31, 2024 and 2023. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three months ended March 31, 2024 and 2023 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to March 31, 2024, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on July 11, 2024 to stockholders of record at the close of business on June 20, 2023. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on or about July 11, 2024 .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on February 28, 2024. Unless otherwise indicated or the context otherwise requires, when used in this Form 10-Q, the term “UWM” means United Wholesale Mortgage, LLC and “the Company,” “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily government-sponsored enterprise ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three months ended March 31, 2024, 89% of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder were primarily jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage broker, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we generally hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We currently retain the majority of the MSRs associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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

Three Months Ended March 31, 2024 and 2023 Summary

For the three months ended March 31, 2024, we originated $27.6 billion in loans, which was an increase of $5.3 billion, or 23.7%, from the $22.3 billion of originations during the three months ended March 31, 2023. We reported net income of $180.5 million during the three months ended March 31, 2024, which was an increase of $319.1 million, compared to a net loss of $138.6 million for the three months ended March 31, 2023. Adjusted EBITDA for the three months ended March 31, 2024 was $101.5 million as compared to $141.0 million for the three months ended March 31, 2023. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended March 31,
($ in thousands)	2024	2023
Net income (loss)	$180,531	$(138,613)
Interest expense on non-funding debt	40,243	42,703
Provision (benefit) for income taxes	3,733	(1,003)
Depreciation and amortization	11,340	11,670
Stock-based compensation expense	5,876	2,482
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(141,059)	222,915
Deferred compensation, net(2)	1,063	1,081
Change in fair value of Public and Private Warrants (3)	(686)	2,098
Change in Tax Receivable Agreement liability (4)	180	250
Change in fair value of investment securities (5)	269	(2,589)
Adjusted EBITDA	$101,490	$140,994

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
(5)Reflects the change (decrease/(increase)) in the fair value of the retained investment securities.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	For the three months ended March 31,
($ in thousands)	2024	2023
Revenue
Loan production income	$298,954	$205,424
Loan servicing income	184,702	218,557
Change in fair value of mortgage servicing rights	(15,563)	(337,287)
Interest income	101,863	74,580
Total revenue, net	569,956	161,274
Expenses
Salaries, commissions and benefits	154,241	121,003
Direct loan production costs	31,436	16,483
Marketing, travel, and entertainment	19,111	17,210
Depreciation and amortization	11,340	11,670
General and administrative	40,809	34,619
Servicing costs	30,324	36,862
Interest expense	98,668	63,284
Other income	(237)	(241)
Total expenses	385,692	300,890
Earnings (loss) before income taxes	184,264	(139,616)
Provision (benefit) for income taxes	3,733	(1,003)
Net income (loss)	180,531	(138,613)
Net income (loss) attributable to non-controlling interest	171,801	(126,672)
Net income (loss) attributable to UWM Holdings Corporation	$8,730	$(11,941)

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended March 31,
($ in thousands)	2024	2023
Loan origination volume by type
Purchase:
Conventional	$12,160,107	$12,969,966
Government	7,567,925	5,623,050
Jumbo and other(1)	2,393,397	652,780
Total purchase	$22,121,429	$19,245,796
Refinance:
Conventional	$1,716,281	$1,869,911
Government	2,657,541	941,775
Jumbo and other(1)	1,135,284	277,532
Total refinance	5,509,106	3,089,218
Total loan origination volume	$27,630,535	$22,335,014
Portfolio metrics
Average loan amount	$373	$362
Weighted average loan-to-value ratio	82.37%	83.51%
Weighted average credit score	735	737
Weighted average note rate	6.62%	6.20%
Percentage of loans sold
To GSEs	89%	97%
To other counterparties	11%	3%
Servicing-retained	91%	98%
Servicing-released	9%	2%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).
The components of loan production income for the periods presented were as follows:

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2024	2023
Primary loss	$(314,098)	$(363,425)	$49,327	(13.6)%
Loan origination fees	87,563	50,980	36,583	71.8%
Provision for representation and warranty obligations	(10,462)	(7,527)	(2,935)	39.0%
Capitalization of MSRs	535,951	525,396	10,555	2.0%
Loan production income	$298,954	$205,424	$93,530	45.5%

Gain margin(1)	1.08%	0.92%	0.16%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.

Loan production income was $299.0 million for the three months ended March 31, 2024, an increase of $93.5 million, or 45.5%, as compared to $205.4 million for the three months ended March 31, 2023. The increase in loan production income was primarily driven by an increase in loan production volume of $5.3 billion, or 23.7%, from $22.3 billion to $27.6 billion during the three months ended March 31, 2024, as compared to the same period in 2023, as well as an increase in gain margin from 92 basis points for the three months ended March 31, 2023 to 108 basis points for the same period in 2024.

Loan servicing income and Servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee UWM's servicing operations):

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2024	2023
Contractual servicing fees	$179,592	$214,756	$(35,164)	(16.4)%
Late, ancillary and other fees	5,110	3,801	1,309	34.4%
Loan servicing income	$184,702	$218,557	$(33,855)	(15.5)%

Servicing costs	30,324	36,862	(6,538)	(17.7)%

	For the three months ended March 31,
($ in thousands)	2023	2022
Average UPB of loans serviced	$259,577,321	$313,918,441
Average number of loans serviced	795,367	969,954
Weighted average servicing fee as of period end	0.3036%	0.2785%

Loan servicing income was $184.7 million for the three months ended March 31, 2024, a decrease of $33.9 million, or 15.5%, as compared to $218.6 million for the three months ended March 31, 2023. The decrease in loan servicing income during the three months ended March 31, 2024 was primarily driven by a decline in the average servicing portfolio, partially offset by higher average servicing fees.

Servicing costs decreased $6.5 million for the three months ended March 31, 2024 as compared to the same period in 2023 as a result of lower loss mitigation expenses, a decline in the average servicing portfolio, and improved pricing with our sub-servicers.

As of the dates presented below, our loan servicing portfolio of loans serviced for others consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023
UPB of loans serviced	$229,706,006	$299,456,189
Number of loans serviced	706,805	905,129
MSR portfolio delinquency count (60+ days) as % of total	1.15%	1.15%
Weighted average note rate	4.58%	4.43%
Weighted average service fee	0.3036%	0.3029%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs was a net decrease of $15.6 million for the three months ended March 31, 2024 as compared with a net decrease of $337.3 million for the three months ended March 31, 2023. The net decrease in fair value of MSRs for the three months ended March 31, 2024 was primarily attributable to a decline in fair value of approximately $128.2 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $28.4 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, offset by an increase in fair value of approximately $141.1 million due to changes in valuation inputs and assumptions, mainly as a result of increases in market interest rates. The net decrease in fair value for the three months ended March 31, 2023 of approximately $337.3 million was attributable to a decrease of approximately $222.9 million resulting from changes in valuation inputs and assumptions, primarily due to changes in market interest rates, a decline of approximately $96.3 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $18.1 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended March 31,
($ in thousands)	2024	2023
Interest income	$101,863	$74,580
Less: Interest expense on funding facilities	58,425	20,581
Net interest income	$43,438	$53,999

Interest expense on non-funding debt	$40,243	$42,703
Total interest expense	98,668	63,284
Net interest income (interest income less interest expense on funding facilities) was $43.4 million for the three months ended March 31, 2024, a decrease of $10.6 million, or 20%, as compared to $54.0 million for the three months ended March 31, 2023, as a result of an increase in interest income along with an increase in interest expense on funding facilities. Interest income increased due to higher average balances of mortgage loans at fair value, partially offset by lower average note rates on mortgage loans at fair value. Interest expense on funding facilities increased due to higher average warehouse balances and higher interest rates on warehouse facilities, all of which are variable based on short-term interest rate benchmarks (which were higher in the first quarter of 2024) plus a spread, partially offset by higher credits from warehouse lenders on custodial and other deposits.
Interest expense on non-funding debt was $40.2 million for the three months ended March 31, 2024, a slight decrease from $42.7 million for the three months ended March 31, 2023, primarily due to a decrease in average borrowings on the MSR facilities.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended March 31,		Change $	Change %
	2024	2023
Salaries, commissions and benefits	$154,241	$121,003	$33,238	27.5%
Direct loan production costs	31,436	16,483	14,953	90.7%
Marketing, travel, and entertainment	19,111	17,210	1,901	11.0%
Depreciation and amortization	11,340	11,670	(330)	(2.8)%
General and administrative	40,809	34,619	6,190	17.9%
Other income	(237)	(241)	4	(1.7)%
Other costs	$256,700	$200,744	$55,956	27.9%

Other costs were $256.7 million for the three months ended March 31, 2024, an increase of $56.0 million, or 27.9%, as compared to $200.7 million for the three months ended March 31, 2023. This increase was primarily due to an increase in salaries, commissions and benefits of $33.2 million, or 27.5%, primarily due to an increase in average team member count, an increase in direct loan production costs of $15.0 million primarily due to costs associated with our 1% down payment assistance program (launched in the second quarter of 2023) as well as increased loan production volume, an increase in general and administrative expense of $6.2 million primarily due to increases in occupancy and equipment expenses and professional service fees, as well as an increase in marketing, travel and entertainment expenses of $1.9 million from our continued investment in our broker relationships through broker visits and training programs.

Income Taxes

We recorded a $3.7 million provision for income taxes during the three months ended March 31, 2024, compared to a benefit for income taxes of $1.0 million for the three months ended March 31, 2023. The increase in income tax provision for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the increase in pre-tax income attributable to the Company.

Net income (loss)

Net income was $180.5 million for the three months ended March 31, 2024, an increase of $319.1 million or 230.2%, as compared to net loss of $138.6 million for the three months ended March 31, 2023. The increase in net income was primarily the result of an increase in total revenue, net of $408.7 million, partially offset by an increase in total expenses (including income taxes) of $89.5 million, as further described above.

Net income attributable to the Company of $8.7 million and net loss attributable to the Company of $11.9 million for the three months ended March 31, 2024 and 2023, respectively, includes the net income (loss) of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these periods.

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

Historically, our primary uses of funds have included:
•origination of loans;
•retention of MSRs from our loan sales;
•payment of interest expense;
•payment of operating expenses; and
•dividends on, and repurchases of, our Class A common stock and distributions to SFS Corp., including tax distributions.

Our consolidated subsidiary, Holdings LLC, is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on its allocable share of the taxable income of Holdings LLC. We are also subject to contingencies which may have a significant impact on the use of our cash, including our obligations under the Tax Receivable Agreement that we entered into with SFS Corp. at the time of initial listing.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than principal balance. For those lines, we exchange collateral for modest changes in value. As of March 31, 2024, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of March 31, 2024:

Facility Type	Collateral	Line Amount as of March 31, 2024[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2024 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/17/2024	$495,494
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/24/2020	8/29/2024	667,436
Master Repurchase Agreement	Mortgage Loans	$200 Million	10/30/2020	11/5/2024	134,726
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/19/2024	298,965
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/6/2025	581,289
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion	12/31/2014	2/19/2025	1,699,090
Master Repurchase Agreement	Mortgage Loans	$500 Million	3/7/2019	2/20/2025	375,601
Master Repurchase Agreement	Mortgage Loans	$250 Million	4/23/2021	4/23/2025	220,407
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	11/28/2025	2,173,445
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	35,464
					$6,681,917
1 An aggregate of $750 million of these line amounts is committed as of March 31, 2024.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2024, no amount was outstanding under the ASAP+ program and $35.5 million was outstanding through the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of March 31, 2024.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of March 31, 2024.
MSR Facilities
On September 30, 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Citi MSR Facility”). The Citi MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Citi MSR Facility are based on the fair market value of the collateral, and borrowings under the Citi MSR Facility bear interest based on one-month term SOFR plus an applicable margin. The Citi MSR Facility has a maturity date of November 5, 2024. As of March 31, 2024, $100.0 million was outstanding under the Citi MSR Facility.
The Citi MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2024, we were in compliance with all applicable covenants.
On January 30, 2023, UWM, entered into Amendment No. 1 to the Loan and Security Agreement with Citibank, permitting UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.

On March 20, 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. On March 20, 2024, UWM entered into the First Amendment to Credit Agreement with Goldman Sachs Bank USA. The First Amendment removed the minimum utilization fee on undrawn amounts and extended the maturity date of the GNMA MSR Facility to March 20, 2027. All other material terms of the GNMA MSR facility remained the same. The draw period for the GNMA MSR facility ends on March 20, 2026. As of March 31, 2024, $100.0 million was outstanding under the GNMA MSR facility.
The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2024, we were in compliance with all applicable covenants.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of March 31, 2024. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2024.

Borrowings Against Investment Securities

In 2021, our consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of March 31, 2024, we had $94.1 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to two months as of March 31, 2024, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 73% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities less the haircut is less than the principal balance plus accrued interest on the secured borrowings. As of March 31, 2024, we had delivered $1.1 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of March 31, 2024, our finance lease liabilities were $28.5 million, $25.9 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately three months to twelve years.

Cash flow data for the three months ended March 31, 2024 and 2023

	For the three months ended March 31,
($ in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(2,202,740)	$1,992,922
Net cash provided by investing activities	1,287,502	644,369
Net cash provided by (used in) financing activities	1,023,409	(2,602,126)
Net increase in cash and cash equivalents	$108,171	$35,165
Cash and cash equivalents at the end of the period	605,639	740,063

Net cash (used in) provided by operating activities

Net cash used in operating activities was $2.20 billion for the three months ended March 31, 2024 compared to net cash provided by operating activities of $1.99 billion for the same period in 2023. The decrease in cash flows from operating activities year-over-year was primarily driven by the increase in mortgage loans at fair value in the period ended March 31, 2024, as compared to a decrease in mortgage loans at fair value in the period ended March 31, 2023.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $1.29 billion for the three months ended March 31, 2024 compared to $644.4 million of net cash provided by investing activities for the same period in 2023. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and excess servicing cash flows.

Net cash provided by financing activities

Net cash provided by financing activities was $1.02 billion for the three months ended March 31, 2024 compared to cash used in financing activities of $2.60 billion for the same period in 2023. Net cash provided by financing activities for the three-months ended March 31, 2024 was primarily driven by net borrowings under warehouse lines of credit (due to the increase in mortgage loans at fair value), partially offset by net repayments on our MSR facilities, member distributions (including tax distributions) and dividends. Net cash used in financing activities for the three-months ended March 31, 2023 was primarily driven by net repayments under warehouse lines of credit (due to the decrease in mortgage loans at fair value), along with net repayments on our MSR facilities, member distributions and dividends.

Contractual Obligations

Cash requirements from contractual and other obligations

As of March 31, 2024, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our MSR Facility and GNMA MSR Facility, payments under our financing and operating lease agreements, and required tax distributions to SFS Corp. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2023.
During the first quarter of 2024, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate $9.4 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on April 11, 2024.
Our consolidated subsidiary, Holdings LLC, is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on its allocable share of the taxable income of Holdings LLC. In April 2024, Holdings LLC made a $25.6 million tax distribution to SFS Corp. and a proportional $1.6 million tax distribution was made by Holdings LLC to UWMC.
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

Interest rate lock commitments, loan sale and forward commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The blended average pullthrough rate was 79% and 76% as of March 31, 2024 and December 31, 2023, respectively.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	March 31, 2024	December 31, 2023
Interest rate lock commitments—fixed rate (a)	$9,339,930	$6,258,801
Interest rate lock commitments—variable rate (a)	—	5,926
Commitments to sell loans	2,830,703	2,501,298
Forward commitments to sell mortgage-backed securities	10,020,802	7,968,677
(a)Adjusted for pullthrough rates of 79% and 76%, respectively.
As of March 31, 2024, we had sold $2.1 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in April 2024.

Critical Accounting Estimates and Use of Significant Estimates

Preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require management's judgement to make difficult, subjective or complex judgements about matters that are uncertain. Actual results could differ and the use of other assumptions or estimates could result in material differences in our condensed consolidated financial statements. Our critical accounting policies and estimates relate to accounting for mortgage loans held at fair value and revenue recognition, mortgage servicing rights, derivative financial instruments and representations and warranties reserve. There were no significant changes to our policies, methodologies, or processes used in applying our critical accounting estimates from what was described in our 2023 Annual Report on Form 10-K.

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
•the risk that we are or may become subject to legal actions that if decided adversely, could be detrimental to our business; and
•those risks described in Item 1A - Risk Factors in our 2023 Annual Report on Form 10-K, as well as those described from time to time in our other filings with the SEC.

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

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs, and estimated float earnings increase, resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs, and estimated float earnings decrease, resulting in expected decreases in cash flows. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our origination business provides a natural hedge to servicing. We periodically evaluate our overall interest rate risk management strategy with respect to MSRs, which includes consideration of our natural business model hedge, regular sales of MSRs and excess servicing cash flows, and the effectiveness of entering into financial instruments to specifically hedge all our a portion of our MSR portfolio. While we have typically focused on the natural business model hedge and on regular MSR sales as part of our MSR interest rate risk management activities and have not historically specifically hedged MSRs using derivative or other financial instruments, we will continue to periodically monitor, evaluate and adjust our hedging strategy for MSRs based on our evaluation of the composition of our servicing portfolio and relevant market conditions.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used March 31, 2024 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs and FLSCs as of March 31, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	March 31, 2024
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$45,040	$(48,795)
MSRs	(98,739)	97,441
IRLCs	55,116	(63,501)
Total change in assets	$1,417	$(14,855)
Increase (decrease) in liabilities
FLSCs	$(97,677)	$106,789
Total change in liabilities	$(97,677)	$106,789

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three months ended March 31, 2024, our originated loans had a weighted average loan to value ratio of 82.37%, and a weighted average FICO score of 735. For the three months ended March 31, 2023, our originated loans had a weighted average loan to value ratio of 83.51%, and a weighted average FICO score of 737.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2024 or March 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with Independent Mortgage Brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, monetary damages, attorneys’ fees and injunctive relief. UWM filed a renewed motion to dismiss on September 7, 2021. On July 27, 2022, the Magistrate Judge assigned to consider UWM's motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice. In response, Okavage filed a second amended class action complaint on November 8, 2022. On March 24, 2023, Okavage filed a motion for leave to file a supplemental complaint, which the court granted on July 18, 2023. On August 14, 2023, UWM filed a motion to dismiss the supplemental class action complaint. While UWM's motion to dismiss is pending before the Court, on February 6, 2024, the Magistrate Judge issued a report and recommendation that UWM's motion be granted and that the complaint be dismissed on all counts. The plaintiffs filed objections to the Magistrate's report, and UWM filed a response to such objections.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan, seeking monetary damages and injunctive relief. The complaint alleges that AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims, including fraud and misrepresentation, against UWM. On March 18, 2022, UWM filed a motion to dismiss AML’s counterclaims, and on December 22, 2022, the court granted UWM’s motion in large part, dismissing all of AML’s counterclaims except for its declaratory judgment claim, and AML filed a motion for reconsideration of the court’s order. On March 8, 2023, AML filed an amended counterclaim, which was also dismissed on March 29, 2024. On April 12, 2024, AML filed a Motion for Reconsideration. Both AML’s motion for reconsideration and UWM’s complaint remain pending.

On April 2, 2024, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM, the Company, SFS Corp., and Mat Ishbia, individually (collectively, the “UWM Defendants”) by Therisa D. Escue, et al. (collectively, the “Plaintiffs”). The Plaintiffs seek class certification, monetary damages, attorneys’ fees and equitable and injunctive relief. The Plaintiffs allege, among other things, that for mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their mortgage loans from UWM at pricing and subject to fees substantially in excess of that charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. The UWM Defendants deny the allegations in the complaint and believe the allegations are without merit.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 1.01 Entry into a Material Definitive Agreement

On March 20, 2024, UWM entered into the First Amendment to Credit Agreement (the “First Amendment”) with Goldman Sachs Bank USA, as administrative agent (the “Agent”), and the lender parties from time to time parties thereto (the “Lenders”), amending the Credit Agreement, dated March 20 2023 (the “MSR Credit Agreement”). The First Amendment removed the minimum utilization fee on undrawn amounts and extended the maturity date of the GNMA MSR Facility to March 20, 2027. All other material terms of the MSR Credit Agreement remained the same.

The Agent and Lender and certain affiliates of the Agent and Lender have performed commercial banking, investment banking, or advisory services for UWM or the Company from time to time for which they have received customary fees and reimbursement of expenses. In addition, these entities may, from time to time, engage in transactions with and perform services for UWM or the Company in the ordinary course of its business for which they may receive customary fees and reimbursement of expenses.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the MSR Credit Agreement attached hereto as Exhibit 10.23A.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description
10.23.1#%
First Amendment to Credit Agreement, dated March 20, 2024, between United Wholesale Mortgage, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent, and the lenders from time to time party thereto.

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

UWM HOLDINGS CORPORATION

Date: May 9, 2024	By:	/s/ Andrew Hubacker
Andrew Hubacker
Executive Vice President, Chief Financial Officer and Chief Accounting Officer