Form 10-Q
period 2024-06-30
UWM Holdings Corp
filed 2024-08-06
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 2, 2024, the registrant had 95,611,907 shares of Class A common stock outstanding and 1,502,069,787 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$680,153	$497,468
Mortgage loans at fair value	8,236,183	5,449,884
Derivative assets	54,962	33,019
Investment securities at fair value, pledged	105,593	110,352
Accounts receivable, net	516,838	512,070
Mortgage servicing rights	2,650,090	4,026,136
Premises and equipment, net	146,750	146,417
Operating lease right-of-use asset, net (includes $95,118 and $97,596 with related parties)	96,474	99,125
Finance lease right-of-use asset (includes $23,769 and $24,802 with related parties)	25,061	29,111
Loans eligible for repurchase from Ginnie Mae	279,290	856,856
Other assets	130,247	111,416
Total assets	$12,921,641	$11,871,854
Liabilities and equity
Warehouse lines of credit	$7,429,591	$4,902,090
Derivative liabilities	26,171	40,781
Secured lines of credit	—	750,000
Borrowings against investment securities	91,406	93,814
Accounts payable, accrued expenses and other	486,138	469,101
Accrued distributions and dividends payable	159,766	159,572
Senior notes	1,990,233	1,988,267
Operating lease liability (includes $101,891 and $104,495 with related parties)	103,247	106,024
Finance lease liability (includes $25,441 and $26,260 with related parties)	26,787	30,678
Loans eligible for repurchase from Ginnie Mae	279,290	856,856
Total liabilities	10,592,629	9,397,183
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of June 30, 2024 or December 31, 2023	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 95,587,806 and 93,654,269 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10	10
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2024 or December 31, 2023	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2024 or December 31, 2023	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,502,069,787 shares issued and outstanding as of June 30, 2024 and December 31, 2023	150	150
Additional paid-in capital	2,305	1,702
Retained earnings	111,021	110,690
Non-controlling interest	2,215,526	2,362,119
Total equity	2,329,012	2,474,671
Total liabilities and equity	$12,921,641	$11,871,854

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue
Loan production income	$357,109	$280,757	$656,063	$486,181
Loan servicing income	143,910	193,220	328,612	411,777
Change in fair value of mortgage servicing rights, net	(115,319)	24,648	(130,882)	(312,639)
Interest income	121,394	88,895	223,257	163,475
Total revenue, net	507,094	587,520	1,077,050	748,794
Expenses
Salaries, commissions and benefits	160,311	131,380	314,552	252,383
Direct loan production costs	45,485	23,618	76,921	40,101
Marketing, travel, and entertainment	24,438	21,588	43,549	38,798
Depreciation and amortization	11,404	11,441	22,744	23,111
General and administrative	55,051	52,691	95,860	87,310
Servicing costs	25,787	31,658	56,111	68,520
Interest expense	108,651	82,437	207,319	145,721
Other expense (income)	(1,105)	2,703	(1,342)	2,462
Total expenses	430,022	357,516	815,714	658,406
Earnings before income taxes	77,072	230,004	261,336	90,388
Provision for income taxes	786	1,210	4,519	207
Net income	76,286	228,794	256,817	90,181
Net income attributable to non-controlling interest	73,236	221,236	245,037	94,564
Net income (loss) attributable to UWM Holdings Corporation	$3,050	$7,558	$11,780	$(4,383)

Earnings (loss) per share of Class A common stock (see Note 17):
Basic	$0.03	$0.08	$0.12	$(0.05)
Diluted	$0.03	$0.08	$0.12	$(0.05)
Weighted average shares outstanding:
Basic	95,387,609	93,107,133	94,876,800	93,014,478
Diluted	95,387,609	93,107,133	94,876,800	93,014,478

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2023	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(11,941)	(126,672)	(138,613)
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	525,997	—	—	—	133	—	2,153	2,286
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	887	(2,194)	(1,307)
Balance, March 31, 2023	93,101,971	$9	1,502,069,787	$150	$1,036	$122,136	$2,751,211	$2,874,542
Net income	—	—	—	—	—	7,558	221,236	228,794
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	12,907	—	—	—	231	—	3,072	3,303
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(5)	5	—
Balance, June 30, 2023	93,114,878	$9	1,502,069,787	$150	$1,267	$120,379	$2,825,317	$2,947,122

Balance, January 1, 2024	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	8,730	171,801	180,531
Class A common stock dividends	—	—	—	—	—	(9,495)	—	(9,495)
Member distributions to SFS Corp.	—	—	—	—	—	—	(194,261)	(194,261)
Stock-based compensation	1,291,366	(1)	—	—	383	—	6,131	6,513
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	2,055	(2,956)	(901)
Balance, March 31, 2024	94,945,635	$9	1,502,069,787	$150	$2,085	$111,980	$2,342,834	$2,457,058
Net income	—	—	—	—	—	3,050	73,236	76,286
Class A common stock dividends	—	—	—	—	—	(9,559)	—	(9,559)
Member distributions to SFS Corp.	—	—	—	—	—	—	(198,464)	(198,464)
Stock-based compensation	642,171	1	—	—	220	—	3,470	3,691
Class A common stock repurchased	—	—	—	—	—	—	—	—
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	5,550	(5,550)	—
Balance, June 30, 2024	95,587,806	$10	1,502,069,787	$150	$2,305	$111,021	$2,215,526	$2,329,012

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$256,817	$90,181
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	23,856	27,630
Capitalization of mortgage servicing rights	(1,218,622)	(1,166,368)
Change in fair value of mortgage servicing rights	158,048	312,639
Depreciation & amortization	23,995	24,831
Stock-based compensation expense	9,813	6,049
Decrease (increase) in fair value of investment securities	879	(1,988)
(Decrease) increase in fair value of warrants liability	(2,425)	3,273
Decrease (increase) in:
Mortgage loans at fair value	(2,786,299)	865,036
Derivative assets	(21,943)	21,462
Other assets	76,880	41,833
(Decrease) increase in:
Derivative liabilities	(14,610)	(28,014)
Other liabilities	(26,308)	(47,954)
Net cash (used in) provided by operating activities	(3,519,919)	148,610
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(18,897)	(13,288)
Net proceeds from sale of mortgage servicing rights	2,364,199	1,081,647
Proceeds from principal payments on investment securities	3,880	3,653
Margin calls on borrowings against investment securities	(5,295)	(1,304)
Net cash provided by investing activities	2,343,887	1,070,708
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	2,527,501	(711,201)
Repayments of finance lease liabilities	(3,892)	(7,148)
Repayments under equipment notes payable	—	(558)
Borrowings under secured lines of credit	200,000	750,000
Repayments under secured lines of credit	(950,000)	(1,000,000)
Borrowings against investment securities	185,470	72,253
Repayments of borrowings against investment securities	(187,878)	(72,697)
Dividends paid to Class A common stockholders	(18,860)	(18,568)
Member distributions paid to SFS Corp.	(392,725)	(300,414)
Other financing activities	(899)	(1,307)
Net cash provided by (used in) financing activities	1,358,717	(1,289,640)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,685	(70,322)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	497,468	704,898
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$680,153	$634,576
SUPPLEMENTAL INFORMATION
Cash paid for interest	$200,009	$114,153
Cash paid (received) for taxes	866	(124)
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
UWM Holdings Corporation, through its consolidated subsidiaries (collectively, the “Company”), engages in the origination, sale and servicing of residential mortgage loans. The Company is organized in Delaware but is based in Michigan, and originates and services loans throughout the U.S. The Company is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development (or “HUD”). In addition, the Company is an approved issuer with the Government National Mortgage Association (or “Ginnie Mae”), as well as an approved seller and servicer with the Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”).
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
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Each Holdings LLC Class B Common Unit, along with its stapled share of Class D common stock (each a, “Paired Interest"), held by SFS Corp. may be exchanged at anytime by SFS Corp. into, at the option of the Company, either, (a) cash or (b) one share of the Company’s Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 11 - Non-Controlling Interests for further information.
Pursuant to the Business Combination Agreement, SFS Corp. is entitled to receive earn-out shares, in the form of Paired Interests, to the extent that the volume weighted average per share price of the Company's Class A common stock over any 10 trading days within any 30 trading day period is greater than or equal to $13.00, $15.00, $17.00 and $19.00 per share. Upon achievement of each stock price target, SFS Corp. will be entitled to receive 22,690,421 Paired Interests. The Company accounts for the potential earn-out shares as a component of stockholders’ equity in accordance with the applicable guidance in U.S. GAAP. See Note 17 - Earnings Per Share for further information.
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

The Gores Directors and Officers were named as defendants in class action suits in Delaware Chancery Court in which it is alleged that they breached their fiduciary duties to shareholders of Gores Holdings, IV. Pursuant to its obligations under the Business Combination Agreement, to the extent that it is determined that the Gores Directors and Officers are entitled to indemnification, the Company is obligated to indemnify them in connection with these lawsuits. During the second quarter of 2024, the parties tentatively agreed to settle this litigation, subject to negotiation of a final settlement agreement and court approval. A significant portion of the Company's expected indemnification obligations for the settlement are covered by insurance, and the remainder is not expected to be material to the Company.
Basis of Presentation and Consolidation
The condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 67,719,652 shares remained available for issuance under the 2020 Plan as of June 30, 2024. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the condensed consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 16 – Stock-based Compensation for further information.
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

(In thousands)	June 30, 2024	December 31, 2023
Mortgage loans, unpaid principal balance	$8,148,121	$5,380,119
Premiums paid on mortgage loans	80,841	55,112
Fair value adjustment	7,221	14,653
Mortgage loans at fair value	$8,236,183	$5,449,884
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 80% and 76% as of June 30, 2024 and December 31, 2023, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value. The Company is also exposed to changes in the fair value of its mortgage servicing rights from changes in market interest rates. In the second quarter of 2024, the Company entered into interest rate swap futures to mitigate the interest rate risk associated with its portfolio of mortgage servicing rights. These derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within "change in fair value of mortgage servicing rights, net."
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	June 30, 2024				December 31, 2023
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$10,015	$23,298	$9,295,851	(a)	$29,623	$2,933	$6,264,727	(a)
FLSCs	42,717	2,873	14,483,682		3,396	37,848	10,469,975
Interest rate swap futures	2,230	—	6,682,500		—	—	—
Total	$54,962	$26,171			$33,019	$40,781
(a)Notional amounts have been adjusted for pullthrough rates of 80% and 76%, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	June 30, 2024	December 31, 2023
Servicing fees	$150,471	$164,629
Receivables from sales of servicing	143,837	48,936
Margin deposits	116,468	97,109
Servicing advances	90,420	177,021
Origination receivables	18,372	26,426
Derivative settlements receivable	757	1,794
Other receivables	312	753
Provision for current expected credit losses	(3,799)	(4,598)
Total accounts receivable, net	$516,838	$512,070
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
The unpaid principal balance of mortgage loans serviced for others approximated $189.5 billion and $299.5 billion at June 30, 2024 and December 31, 2023, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Fair value, beginning of period	$3,191,803	$3,974,870	$4,026,136	$4,453,261
Capitalization of MSRs	682,671	640,972	1,218,622	1,166,368
MSR and excess servicing sales	(1,097,932)	(419,732)	(2,481,031)	(1,104,353)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(38,222)	164,526	102,837	(58,389)
Due to collection/realization of cash flows/other	(88,230)	(136,429)	(216,474)	(232,680)
Fair value, end of period	$2,650,090	$4,224,207	$2,650,090	$4,224,207
The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Changes in fair value:
Due to changes in valuation inputs and assumptions	$(38,222)	$164,526	$102,837	$(58,389)
Due to collection/realization of cash flows and other	(88,230)	(136,429)	(216,474)	(232,680)
Net gain on interest rate swap futures	27,166	—	27,166	—
Net reserves and transaction costs on sales of servicing rights	(16,033)	(3,449)	(44,411)	(21,570)
Changes in fair value of mortgage servicing rights, net	$(115,319)	$24,648	$(130,882)	$(312,639)
During the three months ended June 30, 2024 and 2023, the Company sold MSRs on loans with an aggregate UPB of approximately $65.6 billion and $27.5 billion, respectively, for proceeds of approximately $1.0 billion and $419.8 million, respectively. In addition, during the three months ended June 30, 2024, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $7.9 billion, for proceeds of approximately $64.5 million. In connection with these sales, the Company recorded $16.0 million and $3.4 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations. There were no excess servicing cash flow sales during the three months ended June 30, 2023.
During the six months ended June 30, 2024 and 2023, the Company sold MSRs on loans with an aggregate UPB of approximately $153.5 billion and $61.8 billion, respectively, for proceeds of approximately $2.3 billion and $798.9 million, respectively. In addition, during the six months ended June 30, 2024 and 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $27.3 billion and $63.4 billion, respectively, for proceeds of approximately $215.4 million and $305.5 million, respectively. In connection with these sales, the Company recorded $44.4 million and $21.6 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Contractual servicing fees	$140,193	$189,695	$319,785	$404,451
Late, ancillary and other fees	3,717	3,525	8,827	7,326
Loan servicing income	$143,910	$193,220	$328,612	$411,777
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024				December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Discount rates	10.0%	—	16.0%	11.1%	10.0%	—	16.0%	11.1%
Annual prepayment speeds	4.5%	—	21.1%	7.7%	5.3%	—	21.9%	9.6%
Cost of servicing	$74	—	$111	$83	$74	—	$111	$84
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at June 30, 2024 and December 31, 2023, respectively, (in thousands):

	June 30, 2024	December 31, 2023
Discount rate:
+ 10% adverse change – effect on value	$(113,317)	$(140,727)
+ 20% adverse change – effect on value	(216,817)	(269,702)
Prepayment speeds:
+ 10% adverse change – effect on value	$(77,306)	$(124,651)
+ 20% adverse change – effect on value	(149,662)	(240,082)
Cost of servicing:
+ 10% adverse change – effect on value	$(24,205)	$(31,869)
+ 20% adverse change – effect on value	(48,410)	(63,738)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of June 30, 2024 and December 31, 2023, respectively, (in thousands):

Warehouse Lines of Credit [1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2024	Total Advanced Against Line as of December 31, 2023

Master Repurchase Agreement ("MRA") Funding Limits as of June 30, 2024:
$1.0 Billion	7/24/2020	8/29/2024	$801,720	$791,760
$300 Million	2/26/2016	12/19/2024	252,633	271,179
$1.0 Billion	7/10/2012	1/6/2025	802,632	175,604
$2.5 Billion	12/31/2014	2/19/2025	1,905,551	1,252,169
$750 Million	3/7/2019	2/20/2025	666,651	213,556
$250 Million	4/23/2021	4/23/2025	204,370	103,729
$500 Million	2/29/2012	5/16/2025	469,008	489,117
$3.0 Billion	5/9/2019	11/28/2025	1,988,331	1,475,368
$500 Million	10/30/2020	6/26/2026	173,584	75,691

Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	—
$750 Million (EF - see below)		No expiration	165,111	53,917
			$7,429,591	$4,902,090
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $750.0 million of these line amounts is committed as of June 30, 2024.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2024, no amount was outstanding through the ASAP+ program and $165.1 million was outstanding through the EF program.
As of June 30, 2024, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of June 30, 2024.
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
On June 27, 2024, UWM and Citibank, N.A. amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the MSR Facility and the warehouse facility to $2.0 billion, which can be allocated between the two facilities at UWM's discretion, and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of June 30, 2024, the Company was in compliance with all applicable covenants. No amounts were outstanding under the MSR Facility as of June 30, 2024 and $500.0 million was outstanding under the MSR Facility as of December 31, 2023.
In the first quarter of 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. On March 20, 2024, UWM entered into the First Amendment to Credit Agreement (the “First Amendment”) with Goldman Sachs Bank USA. The First Amendment removed the minimum utilization fee on undrawn amounts and extended the maturity date of the GNMA MSR Facility. All other material terms of the GNMA MSR facility remained the same. As of June 30, 2024, the Company was in compliance with all applicable covenants. The draw period for the GNMA MSR facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. No amounts were outstanding under the GNMA MSR facility as of June 30, 2024 and $250.0 million was outstanding under the GNMA MSR facility as of December 31, 2023.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Principal at June 30, 2024	Outstanding Principal at December 31, 2023
2025 Senior Unsecured Notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior Unsecured Notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior Unsecured Notes(3)	06/15/2027	5.75%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $3.0 million and $4.1 million as of June 30, 2024 and December 31, 2023, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $4.2 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $2.6 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively.
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
Beginning on April 15, 2024, the Company may, at its option, redeem the 2029 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: April 15, 2024 at 102.750%; April 15, 2025 at 101.375%; or April 15, 2026 until maturity at 100%, of the principal amount of the 2029 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.
2027 Senior Notes
On November 22, 2021, the Company's consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year.

Beginning on June 15, 2024, the Company may, at its option, redeem the 2027 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: June 15, 2024 at 102.875%; June 15, 2025 at 101.438%; or June 15, 2026 until maturity at 100.000%, of the principal amount of the 2027 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of June 30, 2024.
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

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. The Company was in compliance with these covenants as of June 30, 2024. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2024 or December 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $71.8 million and $102.9 million in UPB of loans during the three months ended June 30, 2024 and 2023, respectively, and $135.5 million and $161.5 million in UPB of loans during the six months ended June 30, 2024 and 2023, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$68,222	$57,962	$62,865	$60,495
Additions	13,393	20,103	23,856	27,630
Losses realized, net	(11,072)	(18,972)	(16,178)	(29,032)
Balance, end of period	$70,543	$59,093	$70,543	$59,093
Commitments to Originate Loans
As of June 30, 2024, the Company had agreed to extend credit to potential borrowers for approximately $47.6 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
Legal and Regulatory Matters
We operate in a heavily regulated industry that is highly sensitive to consumer protection, and we are subject to numerous federal, state and local laws. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our business activities. Based on the Company's assessment of the facts and circumstances associated with these matters, we do not believe any of the legal or regulatory matters with which we are currently involved, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	June 30, 2024	December 31, 2023
Servicing fees payable	$110,283	$99,694
Accrued compensation and benefits	88,635	82,745
Representations and warranties reserve	70,543	62,865
Other accrued expenses	48,115	12,199
Other accounts payable	36,130	43,174
Deferred tax liability	34,419	30,334
Accrued interest and bank fees	30,328	24,985
Investor payables	23,768	25,001
Derivative settlements payable	22,835	64,777
TRA liability	15,674	15,494
Public and Private Warrants	5,408	7,833
Total accounts payable, accrued expenses and other	$486,138	$469,101

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and six months ended June 30, 2024 and 2023.
In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of June 30, 2024, $103.4 million of the $105.6 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $91.4 million with remaining maturities ranging from approximately one to three months as of June 30, 2024, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	June 30, 2024		December 31, 2023
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	95,587,806	5.98%	93,654,269	5.87%
SFS Corp. ownership of Class B Common Units	1,502,069,787	94.02%	1,502,069,787	94.13%
Balance at end of period	1,597,657,593	100.00%	1,595,724,056	100.0%
The non-controlling interest holder has the right to exchange its Paired Interests for, at the Company's option, (i) shares of the Company's Class B common stock or Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company's Class A common stock). As such, future exchanges of Paired Interests by the non-controlling interest holder will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively. As of June 30, 2024, SFS Corp. has not exchanged any Paired Interests.
During the six months ended June 30, 2024, the Company issued 1,933,537 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. This resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity.

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
UWM is required to maintain certain minimum net worth, minimum liquidity, and minimum capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of June 30, 2024, the most restrictive of these requirements require UWM to maintain a minimum net worth of $547.5 million, minimum liquidity of $262.3 million, and a minimum capital ratio of 6%. As of June 30, 2024, UWM was in compliance with these net worth, capital ratio, and liquidity requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2024 or December 31, 2023.

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

Interest rate swap futures: The Company has entered into interest rate swap futures to mitigate the interest rate risk associated with its portfolio of mortgage servicing rights. These financial instruments are valued based on quoted prices in an active market and are therefore categorized as Level 1.

Investment securities at fair value, pledged: The Company has previously sold mortgage loans that it originates through the UWM's private label securitization transactions. In executing these securitizations, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts. The fair value of these investment securities is primarily based on observable market data and therefore categorized as Level 2.

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

	June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$8,236,183	$—	$8,236,183
IRLCs	—	—	10,015	10,015
FLSCs	—	42,717	—	42,717
Interest rate swap futures	2,230	—	—	2,230
Investment securities at fair value, pledged	—	105,593	—	105,593
Mortgage servicing rights	—	—	2,650,090	2,650,090
Total assets	$2,230	$8,384,493	$2,660,105	$11,046,828
Liabilities:
IRLCs	$—	$—	$23,298	$23,298
FLSCs	—	2,873	—	2,873
Public and Private Warrants	2,445	2,964	—	5,409
Total liabilities	$2,445	$5,837	$23,298	$31,580

	December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,449,884	$—	$5,449,884
IRLCs	—	—	29,623	29,623
FLSCs	—	3,396	—	3,396
Investment securities at fair value, pledged	—	110,352	—	110,352
Mortgage servicing rights	—	—	4,026,136	4,026,136
Total assets	$—	$5,563,632	$4,055,759	$9,619,391
Liabilities:
IRLCs	$—	$—	$2,933	$2,933
FLSCs	—	37,848	—	37,848
Public and Private warrants	3,078	4,755	—	7,833
Total liabilities	$3,078	$42,603	$2,933	$48,614
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	June 30, 2024	December 31, 2023
Pullthrough rate (weighted avg.)	80%	76%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and six months ended June 30, 2024.
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
Other Financial Instruments

The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$796,989	$794,784	$795,894	$795,144
2029 Senior Notes, due 4/15/29	695,808	663,740	695,370	662,396
2027 Senior Notes, due 6/15/27	497,436	488,720	497,003	490,825
	$1,990,233	$1,947,244	$1,988,267	$1,948,365
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of June 30, 2024 and December 31, 2023, respectively.

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
For the three months ended June 30, 2024 and 2023, the Company made net payments of approximately $4.7 million and $5.8 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the three months ended June 30, 2024, approximately $4.5 million in rent and other occupancy related fees and $0.2 million in legal fees and (ii) with respect to the three months ended June 30, 2023, approximately $5.6 million in rent and other occupancy related fees and $0.2 million in legal fees. The Company made payments of $0.1 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended June 30, 2023.
For the six months ended June 30, 2024 and 2023, the Company made net payments of approximately $9.8 million and $10.7 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the six months ended June 30, 2024, approximately $9.4 million in rent and other occupancy related fees, $0.3 million in legal fees, and $0.1 million in other general and administrative expenses and (ii) with respect to the six months ended June 30, 2023, approximately $10.2 million in rent and other occupancy related fees, $0.3 million in legal fees and $0.2 million in other general and administrative expenses. Additionally, the Company made payments $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for each of the six month periods ended June 30, 2024 and 2023.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. Refer to Note 7 - Other borrowings for further details.

NOTE 15 – INCOME TAXES
For the three months ended June 30, 2024 and 2023, the Company’s effective tax rate was 1.02% and 0.53% respectively. For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate was 1.73% and 0.23% respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 94%) of the Company’s earnings attributable to non-controlling interests.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	7,500,941	$5.96	3,674,430	$4.64
Granted	1,251,997	6.36	2,680,554	6.00
Vested	(642,171)	6.01	(12,907)	4.92
Forfeited	(227,236)	6.12	(146,673)	4.84
Unvested - end of period	7,883,531	$6.01	6,195,404	$5.20

	For the six months ended June 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	7,867,321	$5.89	4,005,801	$5.30
Granted	2,450,342	6.58	3,266,350	5.70
Vested	(2,068,761)	6.23	(817,608)	7.71
Forfeited	(365,371)	5.91	(259,139)	4.81
Unvested - end of period	7,883,531	$6.01	6,195,404	$5.20
Stock-based compensation expense recognized for the three months ended June 30, 2024 and 2023 was $3.9 million and $3.7 million, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2024 and 2023 was $9.8 million and $6.0 million, respectively. As of June 30, 2024, there was $41.5 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 2.7 years. During the six months ended June 30, 2024, the Company granted $2.5 million RSUs with a weighted average grant date fair value of $6.58, and vesting terms ranging from immediate to four years from the grant date.

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
Basic earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) attributable to UWM Holdings Corporation by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 11, Non-Controlling Interests for a description of the Paired Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
There was no Class B common stock outstanding as of June 30, 2024 or June 30, 2023.
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended June 30, 2024 and 2023 (in thousands, except shares and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income	$76,286	$228,794	$256,817	$90,181
Net income attributable to non-controlling interests	73,236	221,236	245,037	94,564
Net income (loss) attributable to UWMC	3,050	7,558	11,780	(4,383)
Numerator:
Net income (loss) attributable to Class A common shareholders	$3,050	$7,558	$11,780	$(4,383)
Net income (loss) attributable to Class A common shareholders - diluted	$3,050	$7,558	$11,780	$(4,383)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	95,387,609	93,107,133	94,876,800	93,014,478
Weighted average shares of Class A common stock outstanding - diluted	95,387,609	93,107,133	94,876,800	93,014,478
Earnings (loss) per share of Class A common stock outstanding - basic	$0.03	$0.08	$0.12	$(0.05)
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.03	$0.08	$0.12	$(0.05)
For purposes of calculating diluted earnings per share, it was assumed that the 1,502,069,787 shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the three and six months ended June 30, 2024 and 2023. Under the if-converted method, all of the Company's net income (loss) for the applicable periods is attributable to Class A common shareholders. The net income (loss) of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three or six months ended June 30, 2024 and 2023. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three and six months ended June 30, 2024 and 2023 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to June 30, 2024, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on October 10, 2024 to stockholders of record at the close of business on September 19, 2024. Additionally, the Board approved a proportional distribution to SFS Corp. of $150.2 million which is payable on or about October 10, 2024.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily government-sponsored enterprise ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three and six months ended June 30, 2024, 89% and 88%, respectively, of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder were primarily jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage broker, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we generally hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We currently retain the majority of the MSRs associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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

Loan production income. Loan production income includes all components related to the origination and sale of mortgage loans, including:

•    primary gain (loss), which includes the following:
◦the difference between the estimated fair value or sale price of newly originated loans when sold in the secondary market and the purchase price of such originated loans. The purchase price of originated loans includes the loan principal amount, as well as any compensation paid by us to our clients (i.e., the Independent Mortgage Brokers) and any lender credits provided by us to borrowers, offset by discount points (if any) paid by borrowers to us to reduce their interest rate. Primary gain (loss) also includes changes in the estimated fair value of loans from the origination date to the sale date, and any difference between proceeds received upon sale (net of certain fees charged by investors) and the current fair value of a loan when sold into the secondary market. When loans are sold with servicing retained, the estimated fair value of the retained and newly originated MSRs is separately recognized apart from the loan and is moved from the "primary gain (loss)" to the "capitalization of MSRs" components of loan production income;
◦the change in fair value of IRLCs and FLSCs (used to economically hedge IRLCs and loans at fair value from the origination to the sale date) due to changes in estimated fair value, driven primarily by interest rates but also influenced by other valuation assumptions;
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

Three and Six Months Ended June 30, 2024 and 2023 Summary

For the three months ended June 30, 2024, we originated $33.6 billion in loans, which was an increase of $1.8 billion, or 5.6%, from the $31.8 billion of originations during the three months ended June 30, 2023. We reported net income of $76.3 million during the three months ended June 30, 2024, which was a decrease of $152.5 million, compared to net income of $228.8 million for the three months ended June 30, 2023. Adjusted EBITDA for the three months ended June 30, 2024 was $133.1 million as compared to $125.4 million for the three months ended June 30, 2023. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the six months ended June 30, 2024, we originated $61.3 billion in loans, which was an increase of $7.1 billion, or 13.1%, from the $54.2 billion of originations during the six months ended June 30, 2023. We reported net income of $256.8 million during the six months ended June 30, 2024, which was an increase of $166.6 million, compared to net income of $90.2 million for the six months ended June 30, 2023. Adjusted EBITDA for the six months ended June 30, 2024 was $234.6 million as compared to $266.4 million for the six months ended June 30, 2023. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions, net, the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the change in the Tax Receivable Agreement liability, and the change in fair value of retained investment securities. We exclude the change in the Tax Receivable Agreement liability, the change in fair value of the Public and Private Warrants, the change in fair value of retained investment securities, and the change in fair value of MSRs due to valuation inputs or assumptions as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, lines of credit, borrowings against investment securities, equipment notes payable, and finance leases.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$76,286	$228,794	$256,817	$90,181
Interest expense on non-funding debt	31,951	42,756	72,194	85,459
Provision for income taxes	786	1,210	4,519	207
Depreciation and amortization	11,404	11,441	22,744	23,111
Stock-based compensation expense	3,937	3,567	9,813	6,049
Change in fair value of MSRs due to valuation inputs or assumptions, net (1)	11,056	(164,526)	(130,003)	58,389
Deferred compensation, net(2)	(1,169)	(564)	(106)	517
Change in fair value of Public and Private Warrants (3)	(1,739)	1,175	(2,425)	3,273
Change in Tax Receivable Agreement liability (4)	—	915	180	1,165
Change in fair value of investment securities (5)	634	612	903	(1,977)
Adjusted EBITDA	$133,146	$125,380	$234,636	$266,374

(1)Reflects the change ((increase)/decrease) in fair value of MSRs due to changes in valuation inputs or assumptions, net of gains or losses on interest rate swap futures. Refer to Note 5 - Mortgage Servicing Rights to the condensed consolidated financial statements.
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
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Revenue
Loan production income	$357,109	$280,757	$656,063	$486,181
Loan servicing income	143,910	193,220	328,612	411,777
Change in fair value of mortgage servicing rights, net	(115,319)	24,648	(130,882)	(312,639)
Interest income	121,394	88,895	223,257	163,475
Total revenue, net	507,094	587,520	1,077,050	748,794
Expenses
Salaries, commissions and benefits	160,311	131,380	314,552	252,383
Direct loan production costs	45,485	23,618	76,921	40,101
Marketing, travel, and entertainment	24,438	21,588	43,549	38,798
Depreciation and amortization	11,404	11,441	22,744	23,111
General and administrative	55,051	52,691	95,860	87,310
Servicing costs	25,787	31,658	56,111	68,520
Interest expense	108,651	82,437	207,319	145,721
Other expense (income)	(1,105)	2,703	(1,342)	2,462
Total expenses	430,022	357,516	815,714	658,406
Earnings before income taxes	77,072	230,004	261,336	90,388
Provision for income taxes	786	1,210	4,519	207
Net income	76,286	228,794	256,817	90,181
Net income attributable to non-controlling interest	73,236	221,236	245,037	94,564
Net income (loss) attributable to UWM Holdings Corporation	$3,050	$7,558	$11,780	$(4,383)

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Loan origination volume by type
Purchase:
Conventional	$15,650,022	$17,607,736	$27,810,129	$30,577,702
Government	8,298,147	9,184,089	15,866,072	14,807,139
Jumbo and other(1)	3,224,482	1,243,350	5,617,879	1,896,130
Total purchase	$27,172,651	$28,035,175	$49,294,080	$47,280,971
Refinance:
Conventional	$2,506,853	$2,113,172	$4,223,134	$3,983,083
Government	2,573,514	1,336,350	5,231,055	2,278,125
Jumbo and other(1)	1,375,975	362,103	2,511,259	639,635
Total refinance	6,456,342	3,811,625	11,965,448	6,900,843
Total loan origination volume	$33,628,993	$31,846,800	$61,259,528	$54,181,814
Portfolio metrics
Average loan amount	$383	$377	$378	$371
Weighted average loan-to-value ratio	81.87%	83.31%	82.09%	83.39%
Weighted average credit score	739	739	737	738
Weighted average note rate	6.89%	6.31%	6.77%	6.27%
Percentage of loans sold
To GSEs/GNMA	89%	96%	88%	96%
To other counterparties	11%	4%	12%	4%
Servicing-retained	92%	99%	91%	98%
Servicing-released	8%	1%	9%	2%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).
The components of loan production income for the periods presented were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2024	2023
Primary loss	$(423,728)	$(422,209)	$(1,519)	0.4%
Loan origination fees	111,560	71,097	40,463	56.9%
Provision for representation and warranty obligations	(13,394)	(9,103)	(4,291)	47.1%
Capitalization of MSRs	682,671	640,972	41,699	6.5%
Loan production income	$357,109	$280,757	$76,352	27.2%

Gain margin(1)	1.06%	0.88%	0.18%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2024	2023
Primary loss	$(737,826)	$(785,634)	$47,808	(6.1)%
Loan origination fees	199,123	122,077	77,046	63.1%
Provision for representation and warranty obligations	(23,856)	(16,630)	(7,226)	43.5%
Capitalization of MSRs	1,218,622	1,166,368	52,254	4.5%
Loan production income	$656,063	$486,181	$169,882	34.9%

Gain margin(1)	1.07%	0.90%	0.17%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.

MSRs are an element of the total fair value of originated mortgage loans recognized as part of primary gain (loss) upon loan origination, and are separately recognized and moved between the primary gain (loss) and capitalization of MSRs components of loan production income upon sale of a loan with servicing retained. These components of total loan production income are primarily impacted by market pricing competition, loan production volume, the estimated fair value of MSRs, and the effectiveness of our pipeline hedging strategies, which can be impacted by changes in market interest rates between the lock date and the date a loan is sold into the secondary market.
The net total of primary loss and capitalization of MSRs increased approximately $40.2 million for the three months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily due to an increase in loan production volume of $1.8 billion, or 5.6%, from $31.8 billion to $33.6 billion during the three months ended June 30, 2024, as compared to the same period in 2023, and pricing impacts, as we transitioned to more targeted pricing initiatives in 2024, following more broad-based programs in 2023.
The provision for representations and warranties obligations increased by $4.3 million for the three months ended June 30, 2024 as compared to the same period in 2023, due to an increase in expected loss rates and the increase in loan production volume. Loan origination fees increased by approximately $40.5 million for the three months ended June 30, 2024 as compared to the same period in 2023, due to the increase in loan production volume and increases in certain per loan origination and other fees.
The increase in production volume was due to higher refinance activity, despite the higher primary mortgage interest rate environment, partially offset by a slight decrease in purchase volume.
The net total of primary loss and capitalization of MSRs increased approximately $100.1 million for the six months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily due to an increase in loan production volume of $7.1 billion, or 13.1%, from $54.2 billion to $61.3 billion during the six months ended June 30, 2024, as compared to the same period in 2023, and pricing impacts, as we transitioned to more targeted pricing initiatives in 2024, following more broad-based programs in the first half of 2023.
The provision for representations and warranties obligations increased by $7.2 million for the six months ended June 30, 2024 as compared to the same period in 2023, due to an increase in expected loss rates and the increase in loan production volume. Loan origination fees increased by approximately $77.0 million for the six months ended June 30, 2024 as compared to the same period in 2023, due to increases in certain per loan origination and other fees and the increase in loan production volume.
The increase in production volume was due to higher refinance and purchase volume, despite the higher interest rate environment.

Loan servicing income and Servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee UWM's servicing operations):

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2024	2023
Contractual servicing fees	$140,193	$189,695	$(49,502)	(26.1)%
Late, ancillary and other fees	3,717	3,525	192	5.4%
Loan servicing income	$143,910	$193,220	$(49,310)	(25.5)%

Servicing costs	25,787	31,658	(5,871)	(18.5)%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2024	2023
Contractual servicing fees	$319,785	$404,451	$(84,666)	(20.9)%
Late, ancillary and other fees	8,827	7,326	1,501	20.5%
Loan servicing income	$328,612	$411,777	$(83,165)	(20.2)%

Servicing costs	56,111	68,520	(12,409)	(18.1)%

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Average UPB of loans serviced	$204,422,940	$296,944,806	$232,327,862	$306,506,708
Average number of loans serviced	634,679	916,298	716,197	946,510
Weighted average servicing fee as of period end	0.2924%	0.2898%	0.2924%	0.2898%

Loan servicing income was $143.9 million for the three months ended June 30, 2024, a decrease of $49.3 million, or 25.5%, as compared to $193.2 million for the three months ended June 30, 2023. The decrease in loan servicing income during the three months ended June 30, 2024 was primarily driven by a decline in the average servicing portfolio, partially offset by higher average servicing fees.

Servicing costs decreased $5.9 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily as a result of a decline in the average servicing portfolio.

Loan servicing income was $328.6 million for the six months ended June 30, 2024, a decrease of $83.2 million, or 20.2%, as compared to $411.8 million for the six months ended June 30, 2023. The decrease in loan servicing income during the six months ended June 30, 2024 was primarily driven by a decline in the average servicing portfolio, partially offset by higher average servicing fees.

Servicing costs decreased $12.4 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily as a result of a decline in the average servicing portfolio.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023
UPB of loans serviced	$189,482,798	$299,456,189
Number of loans serviced	593,376	905,129
MSR portfolio delinquency count (60+ days) as % of total	1.12%	1.15%
Weighted average note rate	4.31%	4.43%
Weighted average service fee	0.2924%	0.3029%

Change in Fair Value of Mortgage Servicing Rights, Net

The change in fair value of MSRs was a net decrease of $115.3 million for the three months ended June 30, 2024 as compared with a net increase of $24.6 million for the three months ended June 30, 2023. The net decrease in fair value of MSRs for the three months ended June 30, 2024 was primarily attributable to a decline in fair value of approximately $88.2 million due to realization of cash flows, decay, and other (including loans paid in full), a decrease in fair value of approximately $38.2 million due to changes in valuation inputs and assumptions and approximately $16.0 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by a $27.2 million gain on interest rate swap futures that we entered into during the second quarter of 2024. The net increase in fair value for the three months ended June 30, 2023 of approximately $24.6 million was attributable to an increase of approximately $164.5 million resulting from changes in valuation inputs and assumptions, primarily due to changes in market interest rates, partially offset by a decline of approximately $136.4 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $3.4 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The change in fair value of MSRs was a net decrease of $130.9 million for the six months ended June 30, 2024 as compared with a net decrease of $312.6 million for the six months ended June 30, 2023. The net decrease in fair value of MSRs for the six months ended June 30, 2024 was primarily attributable to a decline in fair value of approximately $216.5 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $44.4 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $102.8 million due to changes in valuation inputs and assumptions, mainly as a result of increases in market interest rates and a $27.2 million gain on interest rate swap futures. The net decrease in fair value for the six months ended June 30, 2023 of approximately $312.6 million was attributable to a decline of approximately $232.7 million due to realization of cash flows, decay, and other (including loans paid in full), a decrease of approximately $58.4 million resulting from changes in valuation inputs and assumptions, primarily due to changes in market interest rates, and approximately $21.6 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$121,394	$88,895	$223,257	$163,475
Less: Interest expense on funding facilities	76,700	39,681	135,125	60,262
Net interest income	$44,694	$49,214	$88,132	$103,213

Interest expense on non-funding debt	$31,951	$42,756	$72,194	$85,459
Total interest expense	108,651	82,437	207,319	145,721
Net interest income (interest income less interest expense on funding facilities) was $44.7 million for the three months ended June 30, 2024, a decrease of $4.5 million, or 9%, as compared to $49.2 million for the three months ended June 30, 2023, as a result of an increase in interest income, offset by a higher increase in interest expense on funding facilities. Interest income increased due to higher average balances of mortgage loans at fair value and higher average note rates on mortgage loans at fair value. Interest expense on funding facilities increased due to higher average warehouse balances and higher interest rates on warehouse facilities, all of which are variable based on short-term interest rate benchmarks (which were higher in the second quarter of 2024) plus a spread, partially offset by higher credits from warehouse lenders on custodial and other deposits.
Interest expense on non-funding debt was $32.0 million for the three months ended June 30, 2024, a decrease from $42.8 million for the three months ended June 30, 2023, primarily due to a decrease in average borrowings on the MSR facilities.
Net interest income (interest income less interest expense on funding facilities) was $88.1 million for the six months ended June 30, 2024, a decrease of $15.1 million, or 15%, as compared to $103.2 million for the six months ended June 30, 2023, as a result of an increase in interest income, offset by a higher increase in interest expense on funding facilities. The increase in interest income and interest expense on funding facilities increased due to the same reasons mentioned in the three month analysis above.
Interest expense on non-funding debt was $72.2 million for the six months ended June 30, 2024, a decrease from $85.5 million for the six months ended June 30, 2023, due to the same reasons mentioned in the three month analysis above.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2024	2023
Salaries, commissions and benefits	$160,311	$131,380	$28,931	22.0%
Direct loan production costs	45,485	23,618	21,867	92.6%
Marketing, travel, and entertainment	24,438	21,588	2,850	13.2%
Depreciation and amortization	11,404	11,441	(37)	(0.3)%
General and administrative	55,051	52,691	2,360	4.5%
Other expense (income)	(1,105)	2,703	(3,808)	(140.9)%
Other costs	$295,584	$243,421	$52,163	21.4%

	For the six months ended June 30,		Change $	Change %
	2024	2023
Salaries, commissions and benefits	$314,552	$252,383	$62,169	24.6%
Direct loan production costs	76,921	40,101	36,820	91.8%
Marketing, travel, and entertainment	43,549	38,798	4,751	12.2%
Depreciation and amortization	22,744	23,111	(367)	(1.6)%
General and administrative	95,860	87,310	8,550	9.8%
Other expense (income)	(1,342)	2,462	(3,804)	(154.5)%
Other costs	$552,284	$444,165	$108,119	24.3%

Other costs were $295.6 million for the three months ended June 30, 2024, an increase of $52.2 million, or 21.4%, as compared to $243.4 million for the three months ended June 30, 2023. This increase was primarily due to an increase in salaries, commissions and benefits of $28.9 million, or 22.0%, primarily due to an increase in average team member count as we prepare for anticipated increases in production volume, and an increase in direct loan production costs of $21.9 million, primarily due to costs associated with our free credit report program (launched in the second quarter of 2024) and a down payment assistance program (launched late in the second quarter of 2023) as well as the increased loan production volume.

Other costs were $552.3 million for the six months ended June 30, 2024, an increase of $108.1 million, or 24.3%, as compared to $444.2 million for the six months ended June 30, 2023. This increase was primarily due to an increase in salaries, commissions and benefits of $62.2 million, or 24.6%, primarily due to an increase in average team member count, as we prepare for anticipated increases in production volume. Direct loan production costs increased $36.8 million, primarily due to costs associated with our free credit report program (launched in the second quarter of 2024) and a down payment assistance program (launched late in the second quarter of 2023) as well as the increased loan production volume.

Income Taxes

We recorded a $.8 million provision for income taxes during the three months ended June 30, 2024, compared to a provision for income taxes of $1.2 million for the three months ended June 30, 2023. The decrease in income tax provision for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to the decrease in pre-tax income attributable to the Company.

We recorded a $4.5 million provision for income taxes during the six months ended June 30, 2024, compared to a provision for income taxes of $.2 million for the six months ended June 30, 2023. The increase in income tax provision for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to the increase in pre-tax income attributable to the Company.

Net income

Net income was $76.3 million for the three months ended June 30, 2024, an decrease of $152.5 million or 66.7%, as compared to net income of $228.8 million for the three months ended June 30, 2023. The decrease in net income was primarily the result of a decrease in total revenue, net of $80.4 million and an increase in total expenses (including income taxes) of $72.1 million, as further described above.

Net income attributable to the Company of $3.1 million and $7.6 million for the three months ended June 30, 2024 and 2023, respectively, includes the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these periods.

Net income was $256.8 million for the six months ended June 30, 2024, an increase of $166.6 million or 184.8%, as compared to net income of $90.2 million for the six months ended June 30, 2023. The increase in net income was primarily the result of an increase in total revenue, net of $328.3 million, partially offset by an increase in total expenses (including income taxes) of $161.6 million, as further described above.

Net income attributable to the Company of $11.8 million and net loss attributable to the Company of $4.4 million for the six months ended June 30, 2024 and 2023, respectively, includes the net income (loss) of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC for these periods.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have included:
•borrowings including under our warehouse facilities and other financing facilities;
•cash flow from operations and investing activities, including:
◦sale or securitization of loans into the secondary market;
◦loan origination fees and certain other fees related to the origination of a loan;
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

Our consolidated subsidiary, Holdings LLC, is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on its allocable share of the taxable income of Holdings LLC. We are also subject to contingencies which may have a significant impact on the use of our cash, including our obligations under the Tax Receivable Agreement that we entered into with SFS Corp. at the time of the business combination.

To originate and aggregate loans for sale or securitization into the secondary market, we use our own working capital and borrow or obtain funding on a short-term basis primarily through uncommitted and committed warehouse facilities that we have established with large global banks, regional or specialized banks and certain agencies.

We continually evaluate our capital structure and capital resources to optimize our leverage and profitability and take advantage of market opportunities. As part of such evaluation, we regularly review our levels of secured and unsecured indebtedness, available borrowing capacity and available equity, our strategic investments, including technology and growth of the wholesale channel, the availability or desirability of growth through the acquisition of other companies or other mortgage portfolios, the repurchase or redemption of our outstanding indebtedness, or repurchases of our common stock or common stock derivatives.

We currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current operations and fund our loan originations capital commitments for the next twelve months.

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

From a cash flow perspective, the vast majority of cash received from mortgage originations occurs at the point the loans are sold or securitized into the secondary market. The vast majority of servicing fee income relates to the retained servicing fee on the loans, where cash is received monthly over the life of the loan and is typically a product of the borrowers’ current unpaid principal balance multiplied by the weighted average service fee. For a given mortgage loan, servicing revenue from the retained servicing fee generally declines over time as the principal balance of the loan is reduced.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of June 30, 2024, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of June 30, 2024:

Facility Type	Collateral	Line Amount as of June 30, 2024[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2024 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/24/2020	8/29/2024	$801,720
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/19/2024	252,633
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/10/2012	1/6/2025	802,632
Master Repurchase Agreement	Mortgage Loans	$2.5 Billion	12/31/2014	2/19/2025	1,905,551
Master Repurchase Agreement	Mortgage Loans	$750 Million	3/7/2019	2/20/2025	666,651
Master Repurchase Agreement	Mortgage Loans	$250 Million	4/23/2021	4/23/2025	204,370
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/16/2025	469,008
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	11/28/2025	1,988,331
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	173,584
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	165,111
					$7,429,591
1 An aggregate of $750 million of these line amounts is committed as of June 30, 2024.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2024, no amount was outstanding under the ASAP+ program and $165.1 million was outstanding through the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of June 30, 2024.

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

Beginning on April 15, 2024, we may, at our option, redeem the 2029 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: April 15, 2024 at 102.750%; April 15, 2025 at 101.375%; or April 15, 2026 until maturity at 100%, of the principal amount of the 2029 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

Beginning on June 15, 2024, we may, at our option, redeem the 2027 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: June 15, 2024 at 102.875%; June 15, 2025 at 101.438%; or June 15, 2026 until maturity at 100%, of the principal amount of the 2027 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of June 30, 2024.
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
The Citi MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2024, we were in compliance with all applicable covenants.
On January 30, 2023, UWM, entered into Amendment No. 1 to the Loan and Security Agreement with Citibank, permitting UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.
On June 27, 2024, UWM and Citibank, N.A. amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the MSR Facility and the warehouse facility to $2.0 billion, which can be allocated between the two facilities at UWM's discretion, and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of June 30, 2024, the Company was in compliance with all applicable covenants. No amounts were outstanding under the MSR Facility as of June 30, 2024.
On March 20, 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. On March 20, 2024, UWM entered into the First Amendment to Credit Agreement with Goldman Sachs Bank USA. The First Amendment removed the minimum utilization fee on undrawn amounts and extended the maturity date of the GNMA MSR Facility to March 20, 2027. All other material terms of the GNMA MSR facility remained the same. The draw period for the GNMA MSR facility ends on March 20, 2026. As of June 30, 2024, no amounts was outstanding under the GNMA MSR facility.
The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2024, we were in compliance with all applicable covenants.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of June 30, 2024. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2024.

Borrowings Against Investment Securities

In 2021, our consolidated subsidiary, UWM, began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of June 30, 2024, we had $91.4 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of June 30, 2024, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 73% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of June 30, 2024, we had delivered $5.3 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of June 30, 2024, our finance lease liabilities were $26.8 million, $25.4 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately three months to twelve years.

Cash flow data for the six months ended June 30, 2024 and 2023

	For the six months ended June 30,
($ in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(3,519,919)	$148,610
Net cash provided by investing activities	2,343,887	1,070,708
Net cash provided by (used in) financing activities	1,358,717	(1,289,640)
Net increase (decrease) in cash and cash equivalents	$182,685	$(70,322)
Cash and cash equivalents at the end of the period	680,153	634,576

Net cash (used in) provided by operating activities

Net cash used in operating activities was $3.52 billion for the six months ended June 30, 2024 compared to net cash provided by operating activities of $148.6 million for the same period in 2023. The decrease in cash flows from operating activities year-over-year was primarily driven by the increase in mortgage loans at fair value for the six month period ended June 30, 2024, as compared to a decrease in mortgage loans at fair value for the comparable period in 2023.

Net cash provided by investing activities

Net cash provided by investing activities was $2.34 billion for the six months ended June 30, 2024 compared to $1.07 billion of net cash provided by investing activities for the same period in 2023. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and excess servicing cash flows.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $1.36 billion for the six months ended June 30, 2024 compared to cash used in financing activities of $1.29 billion for the same period in 2023. Net cash provided by financing activities for the six-months ended June 30, 2024 was primarily driven by net borrowings under warehouse lines of credit (due to the increase in mortgage loans at fair value), partially offset by net repayments on our MSR facilities, member distributions (including tax distributions) and dividends. Net cash used in financing activities for the six-months ended June 30, 2023 was primarily driven by net repayments under warehouse lines of credit (due to the decrease in mortgage loans at fair value), along with net repayments on our MSR facilities, member distributions and dividends.

Contractual Obligations

Cash requirements from contractual and other obligations

As of June 30, 2024, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our MSR Facility and GNMA MSR Facility, payments under our financing and operating lease agreements, and required tax distributions to SFS Corp. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2023.
During the second quarter of 2024, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate $9.4 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $150.2 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on July 11, 2024.
Our consolidated subsidiary, Holdings LLC, is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on its allocable share of the taxable income of Holdings LLC.
The sources of funds needed to satisfy these cash requirements include cash flows from operations and investing activities, including cash flows from sales of MSRs and excess servicing cash flows, sale or securitization of loans into the secondary market, loan origination fees and certain other fees related to the origination of a loan, servicing fee income, and interest income on mortgage loans.

Repurchase and indemnification obligations

Loans sold to investors, which we believe met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting or documentation standards were not explicitly satisfied. We establish a reserve which is estimated based on an assessment of our contingent and non-contingent obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. See Note 8 - Commitments and Contingencies to the condensed consolidated financial statements for further information.

Interest rate lock commitments, loan sale and forward commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The blended average pullthrough rate was 80% and 76% as of June 30, 2024 and December 31, 2023, respectively.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	June 30, 2024	December 31, 2023
Interest rate lock commitments—fixed rate (a)	$9,295,295	$6,258,801
Interest rate lock commitments—variable rate (a)	556	5,926
Commitments to sell loans	3,226,228	2,501,298
Forward commitments to sell mortgage-backed securities	11,257,454	7,968,677

(a) Adjusted for pullthrough rates of 80% and 76%, respectively.
As of June 30, 2024, we had sold $1.7 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in July 2024.

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
•our commitments to originate loans and its impact on our future cash requirements;
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
•our repurchase and indemnification obligations for loans sold to investors and other contractual indemnification obligations; and
•other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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
•our ability to access, and increase, warehouse lines to meet our anticipated growth;
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

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs, and estimated float earnings increase, resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs, and estimated float earnings decrease, resulting in expected decreases in cash flows. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our origination business provides a natural hedge to servicing. We periodically evaluate our overall interest rate risk management strategy with respect to MSRs, which includes consideration of our natural business model hedge, regular sales of MSRs and excess servicing cash flows, and at times entering into financial instruments to mitigate the interest rate risk associated with all or a portion of our MSR portfolio.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used June 30, 2024 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, FLSCs, and interest rate swap futures as of June 30, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	June 30, 2024
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$51,265	$(57,548)
MSRs	(92,665)	93,920
IRLCs	57,055	(68,464)
Interest rate swap futures	97,969	(95,890)
Total change in assets	$113,624	$(127,982)
Increase (decrease) in liabilities
FLSCs	$(111,861)	$122,862
Total change in liabilities	$(111,861)	$122,862

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and six months ended June 30, 2024, our originated loans had a weighted average loan to value ratio of 81.87% and 82.09%, and a weighted average FICO score of 739 and 737. For the three and six months ended June 30, 2023, our originated loans had a weighted average loan to value ratio of 83.31% and 83.39%, and a weighted average FICO score of 739 and 738.

Counterparty risk

We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties." If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, limiting singular credit exposures on the amount of unsecured credit extended to any single counterparty, and entering into master netting agreements with the counterparties as appropriate.

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three or six months ended June 30, 2024 or June 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. After the Company and Mat Ishbia filed a motion to dismiss the complaint, Okavage filed a motion for leave to amend its complaint on August 2, 2021, and on August 3, 2021, the Court granted Okavage's motion and ordered the clerk to file Plaintiff’s First Amended Class Action Complaint with its corresponding attachments. In its amended complaint, Okavage dropped the Company as a defendant and added UWM as a defendant. Okavage purports to represent the same set of mortgage brokers as in its original complaint and alleges that UWM’s new policy to no longer enter into new transactions with Independent Mortgage Brokers who also sold mortgage loans to these two market participants amounted to anticompetitive conduct under federal and Florida antitrust laws. Okavage seeks class certification, monetary damages, attorneys’ fees and injunctive relief. UWM filed a renewed motion to dismiss on September 7, 2021. On July 27, 2022, the Magistrate Judge assigned to consider UWM's motion to dismiss recommended that the amended complaint be dismissed in its entirety without prejudice. In response, Okavage filed a second amended class action complaint on November 8, 2022. On March 24, 2023, Okavage filed a motion for leave to file a supplemental complaint, which the court granted on July 18, 2023. On August 14, 2023, UWM filed a motion to dismiss the supplemental class action complaint. While UWM's motion to dismiss is pending before the Court, on February 6, 2024, the Magistrate Judge issued a report and recommendation that UWM's motion be granted and that the complaint be dismissed on all counts. The plaintiffs filed objections to the Magistrate's report, and UWM filed a response to such objections. On June 6, 2024, Okavage filed a motion for leave to file second supplemental complaint and on June 20, 2024, UWM filed a response opposing such motion.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan, seeking monetary damages and injunctive relief. The complaint alleges that AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims, including fraud and misrepresentation, against UWM. On March 18, 2022, UWM filed a motion to dismiss AML’s counterclaims, and on December 22, 2022, the court granted UWM’s motion in large part, dismissing all of AML’s counterclaims except for its declaratory judgment claim, and AML filed a motion for reconsideration of the court’s order. On March 8, 2023, AML filed an amended counterclaim, which was also dismissed on March 29, 2024. On April 12, 2024, AML filed a motion for reconsideration. On May 6, 2024, AML filed a motion for leave to file a supplemental counterclaim, to which UWM filed a response on May 20, 2024. On June 12, 2024, UWM filed a motion to amend the complaint to include Mortgage MoneyLine (“MML”), Shawn Nevin, and Dean Lob, to which AML filed a response on June 26, 2024. Shawn Nevin is the Chief Executive Officer and a director of AML, as well as a founding director of MML. Dean Lob is AML’s Secretary and Chief Financial Officer, as well as a founding director of MML.

On April 2, 2024, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM, the Company, SFS Corp., and Mat Ishbia, individually (collectively, the “UWM Defendants”) by Therisa D. Escue, et al. (collectively, the “Plaintiffs”). The Plaintiffs seek class certification, monetary damages, attorneys’ fees and equitable and injunctive relief. The Plaintiffs allege, among other things, that for mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their mortgage loans from UWM at pricing and subject to fees substantially in excess of that charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. The UWM Defendants deny the allegations in the complaint and believe the allegations are without merit. On June 21, 2024, the UWM Defendants filed a motion to dismiss in the case.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 1.01 Entry into a Material Definitive Agreement
On June 27, 2024, United Wholesale Mortgage, LLC, entered into an amendment to both the Amended and Restated Loan and Security Agreement, dated as of September 30, 2022, by and between United Wholesale Mortgage, LLC and Citibank, N.A. and the warehouse facility agreement between the parties to (i) extend the loan repayment date to June 26, 2026 and (ii) increase the aggregate uncommitted amount of the total facility from $1.5 billion to $2 billion, which can be allocated between the two facilities at UWM’s discretion. The MSR facility provides uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights. All other material terms of the Amended and Restated Loan and Security Agreement remained the same.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description
10.22.2%#
Amendment No. 6 to the Amended and Restated Loan and Security Agreement, dated January 20, 2023, between United Wholesale Mortgage, LLC and Citibank, N.A. (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 1, 2023)

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

UWM HOLDINGS CORPORATION

Date: August 6, 2024	By:	/s/ Andrew Hubacker
Andrew Hubacker
Executive Vice President, Chief Financial Officer and Chief Accounting Officer