Form 10-Q
period 2024-09-30
UWM Holdings Corp
filed 2024-11-07
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 5, 2024, the registrant had 157,913,983 shares of Class A common stock outstanding and 1,440,332,098 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$636,327	$497,468
Mortgage loans at fair value	10,141,683	5,449,884
Derivative assets	66,977	33,019
Investment securities at fair value, pledged	108,964	110,352
Accounts receivable, net	561,901	512,070
Mortgage servicing rights	2,800,054	4,026,136
Premises and equipment, net	147,981	146,417
Operating lease right-of-use asset (includes $93,856 and $97,596 with related parties)	95,123	99,125
Finance lease right-of-use asset, net (includes $23,253 and $24,802 with related parties)	24,020	29,111
Loans eligible for repurchase from Ginnie Mae	391,696	856,856
Other assets	145,072	111,416
Total assets	$15,119,798	$11,871,854
Liabilities and equity
Warehouse lines of credit	$9,207,746	$4,902,090
Derivative liabilities	93,599	40,781
Secured lines of credit	300,000	750,000
Borrowings against investment securities	93,662	93,814
Accounts payable, accrued expenses and other	573,865	469,101
Accrued distributions and dividends payable	159,818	159,572
Senior notes	1,991,216	1,988,267
Operating lease liability (includes $100,566 and $104,495 with related parties)	101,833	106,024
Finance lease liability (includes $25,027 and $26,260 with related parties)	25,836	30,678
Loans eligible for repurchase from Ginnie Mae	391,696	856,856
Total liabilities	12,939,271	9,397,183
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of September 30, 2024 or December 31, 2023	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 113,150,968 and 93,654,269 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11	10
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2024 or December 31, 2023	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2024 or December 31, 2023	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,485,027,775 shares issued and outstanding as of September 30, 2024 and 1,502,069,787 at December 31, 2023	149	150
Additional paid-in capital	2,644	1,702
Retained earnings	116,561	110,690
Non-controlling interest	2,061,162	2,362,119
Total equity	2,180,527	2,474,671
Total liabilities and equity	$15,119,798	$11,871,854

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue
Loan production income	$465,548	$288,930	$1,121,611	$775,111
Loan servicing income	134,753	200,428	463,365	612,205
Change in fair value of mortgage servicing rights	(446,100)	92,909	(604,148)	(219,730)
Gain on other interest rate derivatives	226,936	—	254,102	—
Interest income	145,297	94,849	368,554	258,324
Total revenue, net	526,434	677,116	1,603,484	1,425,910
Expenses
Salaries, commissions and benefits	181,453	135,333	496,005	387,716
Direct loan production costs	58,398	36,184	135,319	76,285
Marketing, travel, and entertainment	22,462	20,117	66,011	58,915
Depreciation and amortization	11,636	11,563	34,380	34,674
General and administrative	53,664	44,904	149,524	132,214
Servicing costs	25,009	33,640	81,120	102,160
Interest expense	141,102	93,724	348,421	239,445
Other expense (income)	421	(76)	(921)	2,386
Total expenses	494,145	375,389	1,309,859	1,033,795
Earnings before income taxes	32,289	301,727	293,625	392,115
Provision for income taxes	344	734	4,863	941
Net income	31,945	300,993	288,762	391,174
Net income attributable to non-controlling interest	38,240	282,762	283,277	377,326
Net income (loss) attributable to UWM Holdings Corporation	$(6,295)	$18,231	$5,485	$13,848

Earnings (loss) per share of Class A common stock (see Note 17):
Basic	$(0.06)	$0.20	$0.06	$0.15
Diluted	$(0.06)	$0.15	$0.06	$0.15
Weighted average shares outstanding:
Basic	99,801,301	93,290,736	96,530,282	93,107,576
Diluted	99,801,301	1,596,624,780	96,530,282	93,107,576

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2023	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(11,941)	(126,672)	(138,613)
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	525,997	—	—	—	133	—	2,153	2,286
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	887	(2,194)	(1,307)
Balance, March 31, 2023	93,101,971	$9	1,502,069,787	$150	$1,036	$122,136	$2,751,211	$2,874,542
Net income	—	—	—	—	—	7,558	221,236	228,794
Class A common stock dividends	—	—	—	—	—	(9,310)	—	(9,310)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	12,907	—	—	—	231	—	3,072	3,303
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(5)	5	—
Balance, June 30, 2023	93,114,878	$9	1,502,069,787	$150	$1,267	$120,379	$2,825,317	$2,947,122
Net income	—	—	—	—	—	18,231	282,762	300,993
Class A common stock dividends	—	—	—	—	—	(9,365)	—	(9,365)
Member distributions to SFS Corp.	—	—	—	—	—	—	(150,207)	(150,207)
Stock-based compensation	539,391	1	—	—	217	—	3,350	3,568
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	988	(988)	—
Balance, September 30, 2023	93,654,269	$10	1,502,069,787	$150	$1,484	$130,233	$2,960,234	$3,092,111

.

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2024	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	8,730	171,801	180,531
Class A common stock dividends	—	—	—	—	—	(9,495)	—	(9,495)
Member distributions to SFS Corp.	—	—	—	—	—	—	(194,261)	(194,261)
Stock-based compensation	1,291,366	(1)	—	—	383	—	6,131	6,513
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	2,055	(2,956)	(901)
Balance, March 31, 2024	94,945,635	$9	1,502,069,787	$150	$2,085	$111,980	$2,342,834	$2,457,058
Net income	—	—	—	—	—	3,050	73,236	76,286
Class A common stock dividends	—	—	—	—	—	(9,559)	—	(9,559)
Member distributions to SFS Corp.	—	—	—	—	—	—	(198,464)	(198,464)
Stock-based compensation	642,171	1	—	—	220	—	3,470	3,691
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	5,550	(5,550)	—
Balance, June 30, 2024	95,587,806	$10	1,502,069,787	$150	$2,305	$111,021	$2,215,526	$2,329,012
Net income (loss)	—	—	—	—	—	(6,295)	38,240	31,945
Class A common stock dividends	—	—	—	—	—	(11,315)	—	(11,315)
Member distributions to SFS Corp.	—	—	—	—	—	—	(171,090)	(171,090)
Stock-based compensation	521,150	—	—	—	339	—	5,185	5,524
Re-measurement of non-controlling interest due to change in parent ownership and other	17,042,012	1	(17,042,012)	(1)	—	23,150	(26,699)	(3,549)
Balance, September 30, 2024	113,150,968	$11	1,485,027,775	$149	$2,644	$116,561	$2,061,162	$2,180,527

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$288,762	$391,174
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	40,185	39,811
Capitalization of mortgage servicing rights	(1,980,550)	(1,803,648)
Change in fair value of mortgage servicing rights	604,148	219,730
Depreciation & amortization	36,615	37,622
Stock-based compensation expense	15,581	9,871
(Increase) decrease in fair value of investment securities	(4,530)	2,956
Increase in fair value of warrants liability	3,405	1,252
(Increase) decrease in:
Mortgage loans at fair value	(4,691,799)	1,574,921
Derivative assets	(33,958)	(9,922)
Other assets	(65,650)	24,573
Increase (decrease) in:
Derivative liabilities	52,818	(10,866)
Other liabilities	36,736	17,039
Net cash (used in) provided by operating activities	(5,698,237)	494,513
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(31,162)	(19,617)
Net proceeds from sale of mortgage servicing rights	2,607,316	1,669,216
Proceeds from principal payments on investment securities	5,917	5,807
Margin calls on borrowings against investment securities	(795)	(3,080)
Net cash provided by investing activities	2,581,276	1,652,326
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	4,305,656	(1,377,093)
Repayments of finance lease liabilities	(4,842)	(10,213)
Repayments under equipment notes payable	—	(991)
Borrowings under secured lines of credit	500,000	750,000
Repayments under secured lines of credit	(950,000)	(1,000,000)
Borrowings against investment securities	279,132	97,328
Repayments of borrowings against investment securities	(279,284)	(101,345)
Dividends paid to Class A common stockholders	(28,419)	(27,879)
Member distributions paid to SFS Corp.	(565,524)	(450,621)
Other financing activities	(899)	(1,307)
Net cash provided by (used in) financing activities	3,255,820	(2,122,121)
INCREASE IN CASH AND CASH EQUIVALENTS	138,859	24,718
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	497,468	704,898
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$636,327	$729,616
SUPPLEMENTAL INFORMATION
Cash paid for interest	$300,395	$233,245
Cash paid (received) for taxes	2,966	(124)
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
Following the consummation of the transactions contemplated by the Business Combination Agreement, the Company is organized in an “Up-C” structure in which UWM (the operating subsidiary) is held directly by Holdings LLC, and the Company’s only material direct asset consists of Class A Common Units in Holdings LLC. The Company’s current capital structure authorizes Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock. Each Holdings LLC Class B Common Unit, along with its stapled share of Class D common stock (each a, “Paired Interest"), held by SFS Corp. may be exchanged at any time by SFS Corp. into, at the option of the Company, either, (a) cash or (b) one share of the Company’s Class B common stock (an "Exchange Transaction"). Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 11 - Non-Controlling Interests for further information.
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

The Gores Directors and Officers were named as defendants in class action suits in Delaware Chancery Court in which it is alleged that they breached their fiduciary duties to shareholders of Gores Holdings, IV. Pursuant to its obligations under the Business Combination Agreement, to the extent that it is determined that the Gores Directors and Officers are entitled to indemnification, the Company is obligated to indemnify them in connection with these lawsuits. During the second quarter of 2024, the parties tentatively agreed to settle this litigation, subject to negotiation of a final settlement agreement and court approval. A significant portion of the Company's expected indemnification obligations for the settlement is covered by insurance, and the remainder is not expected to be material to the Company.
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
Income Taxes
The Company accounts for income taxes during interim periods by applying an estimated annual effective tax rate to year-to-date earnings (loss) before income taxes to compute the year-to-date tax expense (or benefit). At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year, adjusted for discrete items, if any, that arise during the period. In any period in which the Company acquires additional units of Holdings LLC by means of an Exchange Transaction, the Company records the related income tax effects as an adjustment to equity. See Note 15 – Income Taxes for further information.
Tax Receivable Agreement
The Company has entered into a Tax Receivable Agreement ("TRA") with SFS Corp. that obligates the Company to make payments to SFS Corp. of 85% of the amount of cash savings, if any, in federal, state and local income tax that the Company actually realizes as a result of (i) certain increases in tax basis resulting from Exchange Transactions; (ii) imputed interest deemed to be paid by the Company as a result of payments it makes under the TRA; (iii) certain increases in tax basis resulting from payments the Company makes under the TRA; and (iv) disproportionate allocations (if any) of tax benefits to the Company which arise from, among other things, the sale of certain assets as a result of taxable income allocation rules in the United States. The Company will retain the benefit of the remaining 15% of these tax savings.
The Company accounts for liabilities arising from the TRA as a loss contingency recorded within "Accounts payable, accrued expenses and other." Changes in the liability, other than those due to Exchange Transactions, are measured and recorded when estimated amounts due under the TRA are probable and can be reasonably estimated, and reported as part of "Other expense/(income)" in the condensed consolidated statements of operations. In any period in which the Company acquires additional units of Holdings LLC by means of an Exchange Transaction, the Company records the related adjustment to the TRA liability as an adjustment to equity. See Note 9 - Accounts Payable, Accrued Expenses and Other for further information.

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
The Company evaluated the relevant terms of the warrants under applicable U.S. GAAP and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public and Private Warrants meet the definition of derivatives, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the business combination transaction and subsequently measures the warrants at fair value (recorded within "Accounts payable, accrued expenses and other"), with the change in their respective fair values recognized in the condensed consolidated statement of operations (recorded within "Other expense/(income)").
Stock-Based Compensation
Effective upon the closing of the business combination transaction, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which was approved by stockholders on January 20, 2021. The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 56,827,376 shares remained available for issuance under the 2020 Plan as of September 30, 2024. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions and benefits" on the condensed consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 16 – Stock-based Compensation for further information.
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

Accounting Standards Issued but Not Yet Effective
In November 2023, the FASB issued ASU 2023-7, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. The ASU is effective on a retrospective basis for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company will adopt ASU 2023-7 beginning with its fiscal year ended December 31, 2024.
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

(In thousands)	September 30, 2024	December 31, 2023
Mortgage loans, unpaid principal balance	$9,945,707	$5,380,119
Premiums paid on mortgage loans	117,241	55,112
Fair value adjustment	78,735	14,653
Mortgage loans at fair value	$10,141,683	$5,449,884
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 78% and 76% as of September 30, 2024 and December 31, 2023, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value. During the second quarter of 2024, the Company entered into interest rate swap futures as part of its overall interest rate mitigation strategy. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within "Gain on other interest rate derivatives."
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	September 30, 2024				December 31, 2023
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$23,151	$23,319	$13,583,573	(a)	$29,623	$2,933	$6,264,727	(a)
FLSCs	43,826	4,952	17,259,672		3,396	37,848	10,469,975
Interest rate swap futures	—	65,328	8,420,000		—	—	—
Total	$66,977	$93,599			$33,019	$40,781
(a)Notional amounts have been adjusted for pullthrough rates of 78% and 76% as of September 30, 2024 and December 31, 2023, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	September 30, 2024	December 31, 2023
Margin deposits	$208,323	$97,109
Servicing fees	133,472	164,629
Servicing advances	89,687	177,021
Receivables from sales of servicing	63,756	48,936
Origination receivables	61,084	26,426
Derivative settlements receivable	8,761	1,794
Other receivables	532	753
Provision for current expected credit losses	(3,714)	(4,598)
Total accounts receivable, net	$561,901	$512,070
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
The unpaid principal balance of mortgage loans serviced for others approximated $212.2 billion and $299.5 billion at September 30, 2024 and December 31, 2023, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Fair value, beginning of period	$2,650,090	$4,224,207	$4,026,136	$4,453,261
Capitalization of MSRs	761,928	637,280	1,980,550	1,803,648
MSR and excess servicing sales	(186,633)	(617,474)	(2,667,665)	(1,721,827)
Changes in fair value:
Due to changes in valuation inputs or assumptions	(263,893)	236,044	(161,056)	177,655
Due to collection/realization of cash flows/other	(161,438)	(127,838)	(377,911)	(360,518)
Fair value, end of period	$2,800,054	$4,352,219	$2,800,054	$4,352,219
The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Changes in fair value:
Due to changes in valuation inputs and assumptions	$(263,893)	$236,044	$(161,056)	$177,655
Due to collection/realization of cash flows and other	(161,438)	(127,838)	(377,911)	(360,518)
Net reserves and transaction costs on sales of servicing rights	(20,769)	(15,297)	(65,181)	(36,867)
Changes in fair value of mortgage servicing rights	$(446,100)	$92,909	$(604,148)	$(219,730)
During the three months ended September 30, 2024 and 2023, the Company sold MSRs on loans with an aggregate UPB of approximately $7.4 billion and $37.5 billion, respectively, for proceeds of approximately $68.4 million and $496.3 million, respectively. In addition, during the three months ended September 30, 2024 and 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $15.4 billion and $14.7 billion, respectively, for proceeds of approximately $118.4 million and $123.2 million, respectively. In connection with these sales, the Company recorded $20.8 million and $15.3 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
During the nine months ended September 30, 2024 and 2023, the Company sold MSRs on loans with an aggregate UPB of approximately $160.9 billion and $99.2 billion, respectively, for proceeds of approximately $2.3 billion and $1.3 billion, respectively. In addition, during the nine months ended September 30, 2024 and 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $42.7 billion and $78.1 billion, respectively, for proceeds of approximately $333.8 million and $428.7 million, respectively. In connection with these sales, the Company recorded $65.2 million and $36.9 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Contractual servicing fees	$131,614	$196,509	$451,399	$600,960
Late, ancillary and other fees	3,139	3,919	11,966	11,245
Loan servicing income	$134,753	$200,428	$463,365	$612,205
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024				December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Discount rates	9.5%	—	16.0%	11.0%	10.0%	—	16.0%	11.1%
Annual prepayment speeds	4.5%	—	23.3%	9.8%	5.3%	—	21.9%	9.6%
Cost of servicing	$74	—	$119	$83	$74	—	$111	$84
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at September 30, 2024 and December 31, 2023, respectively, (in thousands):

	September 30, 2024	December 31, 2023
Discount rate:
+ 10% adverse change – effect on value	$(113,254)	$(140,727)
+ 20% adverse change – effect on value	(217,288)	(269,702)
Prepayment speeds:
+ 10% adverse change – effect on value	$(105,866)	$(124,651)
+ 20% adverse change – effect on value	(203,720)	(240,082)
Cost of servicing:
+ 10% adverse change – effect on value	$(26,082)	$(31,869)
+ 20% adverse change – effect on value	(52,164)	(63,738)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of September 30, 2024 and December 31, 2023, respectively, (in thousands):

Warehouse Lines of Credit [1,5]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of September 30, 2024	Total Advanced Against Line as of December 31, 2023

Master Repurchase Agreement ("MRA") Funding Limits as of September 30, 2024:
$300 Million	2/26/2016	12/19/2024	$276,679	$271,179
$3.0 Billion	12/31/2014	2/19/2025	2,530,592	1,252,169
$750 Million	3/7/2019	2/20/2025	675,758	213,556
$500 Million	4/23/2021	4/23/2025	449,259	103,729
$500 Million	2/29/2012	5/16/2025	453,645	489,117
$1.0 Billion	7/24/2020	8/28/2025	944,551	791,760
$1.0 Billion[4]	7/10/2012	9/30/2025	674,412	175,604
$4.0 Billion	5/9/2019	11/28/2025	2,649,879	1,475,368
$500 Million	10/30/2020	6/26/2026	447,935	75,691
Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	—
$750 Million (EF - see below)		No expiration	105,036	53,917
			$9,207,746	$4,902,090
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $750.0 million of these line amounts is committed as of September 30, 2024.
2 Subsequent to September 30, 2024, the funding limit on this line was increased to $1.0 billion.
3 Subsequent to September 30, 2024, the funding limit on this line was increased to $750.0 million.
4 Subsequent to September 30, 2024, the funding limit on this line was increased to $1.5 billion, $150.0 million of which is committed, for a total of $900.0 million of committed line amounts as of October 31, 2024.
5 Interest rates under these funding facilities are based on a reference interest rate benchmark plus a spread, which ranged from 1.35% to 1.95% for substantially all of our loan production volume as of September 30, 2024.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2024, no amount was outstanding through the ASAP+ program and $105.0 million was outstanding through the EF program.
As of September 30, 2024, the Company had pledged mortgage loans at fair value as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of September 30, 2024.
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
On June 27, 2024, UWM and Citibank, N.A. amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of September 30, 2024, the Company was in compliance with all applicable covenants. As of September 30, 2024 and December 31, 2023, $150.0 million and $500.0 million was outstanding under the MSR Facility, respectively.
In the first quarter of 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2024, the Company was in compliance with all applicable covenants. The draw period for the GNMA MSR facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of September 30, 2024 and December 31, 2023, $150.0 million and $250.0 million was outstanding under the GNMA MSR facility, respectively.
The weighted average interest rate charged for borrowings under our MSR facilities was 8.14% and 9.04% for the three months ended September 30, 2024 and 2023, respectively, and 8.92% and 8.71% for the nine months ended September 30, 2024 and 2023, respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the senior unsecured notes issued by the Company (in thousands):

Facility Type	Maturity Date	Interest Rate	Outstanding Principal at September 30, 2024	Outstanding Principal at December 31, 2023
2025 Senior Unsecured Notes(1)	11/15/2025	5.50%	$800,000	$800,000
2029 Senior Unsecured Notes(2)	04/15/2029	5.50%	700,000	700,000
2027 Senior Unsecured Notes(3)	06/15/2027	5.75%	500,000	500,000
Total Senior Unsecured Notes			$2,000,000	$2,000,000

Weighted average interest rate			5.56%	5.56%
(1) Unamortized debt issuance costs and discounts are presented net against the 2025 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $2.5 million and $4.1 million as of September 30, 2024 and December 31, 2023, respectively.
(2) Unamortized debt issuance costs and discounts are presented net against the 2029 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $4.0 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively.
(3) Unamortized debt issuance costs and discounts are presented net against the 2027 Senior Notes reducing the amount reported on the condensed consolidated balance sheets by $2.3 million and $3.0 million as of September 30, 2024 and December 31, 2023, respectively.
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
The indentures governing the 2025, 2029 and 2027 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of September 30, 2024.
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

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of September 30, 2024. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2024 or December 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $50.1 million and $40.4 million in UPB of loans during the three months ended September 30, 2024 and 2023, respectively, and $185.6 million and $201.9 million in UPB of loans during the nine months ended September 30, 2024 and 2023, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$70,543	$59,093	$62,865	$60,495
Additions	16,329	12,181	40,185	39,811
Loss realized, net of adjustments	1,964	(8,221)	(14,214)	(37,253)
Balance, end of period	$88,836	$63,053	$88,836	$63,053
Commitments to Originate Loans
As of September 30, 2024, the Company had agreed to extend credit to potential borrowers for approximately $66.4 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
Legal and Regulatory Matters
The Company operates in a heavily regulated industry that is highly sensitive to consumer protection, and is subject to numerous federal, state and local laws. The Company is routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. The Company is also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our business activities. Based on the Company's assessment of the facts and circumstances associated with these matters, we do not believe any of the legal or regulatory matters with which the Company is currently involved, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	September 30, 2024	December 31, 2023
Servicing fees payable	$95,256	$99,694
Representations and warranties reserve	88,836	62,865
Accrued compensation and benefits	88,372	82,745
Accrued interest and bank fees	70,062	24,985
Derivative settlements payable	53,783	64,777
Other accrued expenses	52,734	12,199
TRA liability	32,820	15,494
Other accounts payable	31,918	43,174
Investor payables	27,716	25,001
Deferred tax liability	21,130	30,334
Public and Private Warrants	11,238	7,833
Total accounts payable, accrued expenses and other	$573,865	$469,101

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and nine months ended September 30, 2024 and 2023.
In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of September 30, 2024, $106.6 million of the $109.0 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $93.7 million with remaining maturities ranging from approximately one to three months as of September 30, 2024, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	September 30, 2024		December 31, 2023
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	113,150,968	7.08%	93,654,269	5.87%
SFS Corp. ownership of Class B Common Units	1,485,027,775	92.92%	1,502,069,787	94.13%
Balance at end of period	1,598,178,743	100.00%	1,595,724,056	100.0%
The non-controlling interest holder has the right to exchange its Paired Interests for, at the Company's option, (i) shares of the Company's Class B common stock or (ii) cash from a substantially concurrent public offering or private sale of the Company's Class A common stock (based on the price of the Company's Class A common stock in such offering). As such, future exchanges of Paired Interests by the non-controlling interest holder will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when Holdings LLC has positive or negative net assets, respectively.
During the nine months ended September 30, 2024, the Company issued 2,454,687 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 17,042,012 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest is reflected in the condensed consolidated statement of changes in equity. Refer to Note 15 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to maintain certain minimum net worth, minimum liquidity, and minimum capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of September 30, 2024, the most restrictive of these requirements require UWM to maintain a minimum net worth of $641.7 million, minimum liquidity of $322.6 million, and a minimum capital ratio of 6%. As of September 30, 2024, UWM was in compliance with these net worth, capital ratio, and liquidity requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023.

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

Interest rate swap futures: The Company has entered into interest rate swap futures as part of its overall interest rate mitigation strategy. These financial instruments are valued based on quoted prices in an active market and are therefore categorized as Level 1.

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

Public and Private Warrants: The fair value of Public Warrants is based on quoted prices in active markets and therefore categorized as Level 1. The fair value of the Private Warrants is based on observable market data and therefore categorized as Level 2.

Financial Instruments - Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$10,141,683	$—	$10,141,683
IRLCs	—	—	23,151	23,151
FLSCs	—	43,826	—	43,826
Investment securities at fair value, pledged	—	108,964	—	108,964
Mortgage servicing rights	—	—	2,800,054	2,800,054
Total assets	$—	$10,294,473	$2,823,205	$13,117,678
Liabilities:
IRLCs	$—	$—	$23,319	$23,319
FLSCs	—	4,952	—	4,952
Interest rate swap futures	65,328	—	—	65,328
Public and Private Warrants	6,375	4,863	—	11,238
Total liabilities	$71,703	$9,815	$23,319	$104,837

	December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,449,884	$—	$5,449,884
IRLCs	—	—	29,623	29,623
FLSCs	—	3,396	—	3,396
Investment securities at fair value, pledged	—	110,352	—	110,352
Mortgage servicing rights	—	—	4,026,136	4,026,136
Total assets	$—	$5,563,632	$4,055,759	$9,619,391
Liabilities:
IRLCs	$—	$—	$2,933	$2,933
FLSCs	—	37,848	—	37,848
Public and Private warrants	3,078	4,755	—	7,833
Total liabilities	$3,078	$42,603	$2,933	$48,614
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	September 30, 2024	December 31, 2023
Pullthrough rate (weighted avg.)	78%	76%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and nine months ended September 30, 2024.
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

Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$797,536	$799,032	$795,894	$795,144
2029 Senior Notes, due 4/15/29	696,027	682,255	695,370	662,396
2027 Senior Notes, due 6/15/27	497,653	497,330	497,003	490,825
	$1,991,216	$1,978,617	$1,988,267	$1,948,365
The fair value of the 2025, 2029 and 2027 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of September 30, 2024 and December 31, 2023, respectively.

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
For the three months ended September 30, 2024 and 2023, the Company made net payments of approximately $5.3 million and $5.1 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the three months ended September 30, 2024, approximately $5.1 million in rent and other occupancy related fees and $0.2 million in legal fees and (ii) with respect to the three months ended September 30, 2023, approximately $4.9 million in rent and other occupancy related fees and $0.2 million in legal fees. The Company made no payments to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended September 30, 2024 and payments of $0.1 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended September 30, 2023.
For the nine months ended September 30, 2024 and 2023, the Company made net payments of approximately $15.2 million and $15.8 million, respectively, to various companies related through common ownership. Such related party payments were comprised of, (i) with respect to the nine months ended September 30, 2024, approximately $14.5 million in rent and other occupancy related fees, $0.5 million in legal fees, and $0.2 million in other general and administrative expenses and (ii) with respect to the nine months ended September 30, 2023, approximately $15.1 million in rent and other occupancy related fees, $0.5 million in legal fees and $0.2 million in other general and administrative expenses. Additionally, the Company made payments of $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for both the nine months ended September 30, 2024 and 2023.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. Refer to Note 7 - Other borrowings for further details.

NOTE 15 – INCOME TAXES
For the three months ended September 30, 2024 and 2023, the Company’s effective tax rate was 1.07% and 0.24% respectively. For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was 1.66% and 0.24% respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion (approximately 93% as of September 30, 2024 and 94% as of September 30, 2023) of the Company’s earnings attributable to non-controlling interests.
The Company’s acquisition of additional units of Holdings LLC by means of an Exchange Transaction is expected to produce, and has produced, net favorable tax effects. Each Exchange Transaction results in the Company acquiring an incremental ownership percentage of the net assets of Holdings LLC along with the temporary differences that give rise to deferred tax assets and liabilities, as well as additional tax basis in such net assets arising from the income tax treatment of each Exchange Transaction. This additional tax basis may reduce the amounts that the Company would otherwise be required to pay to federal, state, or local tax authorities in the future. To the extent that the Company’s future tax obligations are reduced, the Company will be obligated to make payments under the TRA, as discussed in Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies. The amount of the TRA liability, as well as the timing of payments related to the TRA liability, is an estimate and is subject to significant assumptions regarding the amount and timing of future taxable income.
During the three and nine months ended September 30, 2024, as a result of Exchange Transactions, the Company acquired 17,042,012 units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which was immediately converted into shares of Class A common stock. This resulted in a net decrease in the Company’s deferred tax liability related to its investment in Holdings LLC in the amount of $13.6 million, and an increase in the TRA liability in the amount of $17.1 million. The offsetting amount was recorded as an adjustment to equity. During the three and nine months ended September 30, 2023, no Exchange Transactions took place.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	7,883,531	$6.01	6,195,404	$5.20
Granted	11,138,840	7.27	105,216	6.56
Vested	(522,242)	3.79	(540,475)	3.61
Forfeited	(246,564)	6.85	(106,883)	5.05
Unvested - end of period	18,253,565	$6.83	5,653,262	$5.41

	For the nine months ended September 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	7,867,321	$5.89	4,005,801	$5.30
Granted	13,589,182	7.14	3,371,566	5.73
Vested	(2,591,003)	5.74	(1,358,083)	6.07
Forfeited	(611,935)	6.31	(366,022)	4.74
Unvested - end of period	18,253,565	$6.83	5,653,262	$5.41
Stock-based compensation expense recognized for the three months ended September 30, 2024 and 2023 was $5.8 million and $3.9 million, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2024 and 2023 was $15.6 million and $9.9 million, respectively. As of September 30, 2024, there was $115.1 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 4.2 years. During the nine months ended September 30, 2024, the Company granted 13.6 million RSUs with a weighted average grant date fair value of $7.14, and vesting terms ranging from immediate to seven years from the grant date.

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
There was no Class B common stock outstanding as of September 30, 2024 or September 30, 2023.
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended September 30, 2024 and 2023 (in thousands, except shares and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income	$31,945	$300,993	$288,762	$391,174
Net income attributable to non-controlling interests	38,240	282,762	283,277	377,326
Net income (loss) attributable to UWMC	(6,295)	18,231	5,485	13,848
Numerator:
Net income (loss) attributable to Class A common shareholders	$(6,295)	$18,231	$5,485	$13,848
Net income (loss) attributable to Class A common shareholders - diluted	$(6,295)	$234,712	$5,485	$13,848
Denominator:
Weighted average shares of Class A common stock outstanding - basic	99,801,301	93,290,736	96,530,282	93,107,576
Weighted average shares of Class A common stock outstanding - diluted	99,801,301	1,596,624,780	96,530,282	93,107,576
Earnings (loss) per share of Class A common stock outstanding - basic	$(0.06)	$0.20	$0.06	$0.15
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.06)	$0.15	$0.06	$0.15
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the three and nine months ended September 30, 2024 and nine months ended September 30, 2023, and dilutive for the three months ended September 30, 2023. Under the if-converted method, all of the Company's net income (loss) for the applicable periods is attributable to Class A common shareholders. The net income (loss) of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three or nine months ended September 30, 2024 and 2023. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to September 30, 2024, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on January 9, 2025 to stockholders of record at the close of business on December 19, 2024. Additionally, the Board approved a proportional distribution to SFS Corp. of $144.0 million which is payable on or around January 9, 2025.
Subsequent to September 30, 2024, as a result of Exchange Transactions, the Company acquired 44,695,677 units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which was immediately converted into shares of Class A common stock.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily government-sponsored enterprise ("GSE") conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three and nine months ended September 30, 2024, 91% and 88%, respectively, of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder were primarily jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size. The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an independent mortgage broker, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we generally hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the mortgage servicing rights, or MSRs, associated with those loans. We currently retain the majority of the MSRs associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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
◦the change in fair value of IRLCs, FLSCs (used to economically hedge IRLCs and loans at fair value from the origination to the sale date) due to changes in estimated fair value, driven primarily by interest rates but also influenced by other valuation assumptions;
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

Three and Nine Months Ended September 30, 2024 and 2023 Summary

For the three months ended September 30, 2024, we originated $39.5 billion in loans, which was an increase of $9.8 billion, or 32.9%, from the $29.7 billion of originations during the three months ended September 30, 2023. We reported net income of $31.9 million during the three months ended September 30, 2024, which was a decrease of $269.0 million, compared to net income of $301.0 million for the three months ended September 30, 2023. Adjusted EBITDA for the three months ended September 30, 2024 was $107.2 million as compared to $112.1 million for the three months ended September 30, 2023. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the nine months ended September 30, 2024, we originated $100.8 billion in loans, which was an increase of $16.9 billion, or 20.1%, from the $83.9 billion of originations during the nine months ended September 30, 2023. We reported net income of $288.8 million for the nine months ended September 30, 2024, which was a decrease of $102.4 million, compared to net income of $391.2 million for the nine months ended September 30, 2023. Adjusted EBITDA for the nine months ended September 30, 2024 was $341.8 million as compared to $378.7 million for the nine months ended September 30, 2023. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions, gains or losses on other interest rate derivatives, the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the non-cash income/expense impact of the change in the Tax Receivable Agreement liability, and the change in fair value of retained investment securities. We exclude the non-cash income/expense impact of the change in the Tax Receivable Agreement liability, the change in fair value of the Public and Private Warrants, the change in fair value of retained investment securities, and the change in fair value of MSRs due to valuation inputs or assumptions as these represent non-cash, non-realized adjustments to our earnings, which is not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, lines of credit, borrowings against investment securities, and finance leases.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income	$31,945	$300,993	$288,762	$391,174
Interest expense on non-funding debt	31,544	42,825	103,738	128,553
Provision for income taxes	344	734	4,863	941
Depreciation and amortization	11,636	11,563	34,380	34,674
Stock-based compensation expense	5,768	3,822	15,581	9,871
Change in fair value of MSRs due to valuation inputs or assumptions (1)	263,893	(236,044)	161,056	(177,655)
Gain on other interest rate derivatives	(226,936)	—	(254,102)	—
Deferred compensation, net(2)	(11,434)	(11,755)	(11,540)	(11,238)
Change in fair value of Public and Private Warrants (3)	5,829	(2,021)	3,404	1,252
Change in Tax Receivable Agreement liability (4)	—	(3,000)	180	(1,835)
Change in fair value of investment securities (5)	(5,409)	4,945	(4,506)	2,968
Adjusted EBITDA	$107,181	$112,062	$341,817	$378,705

(1)Reflects the change ((increase)/decrease) in fair value of MSRs due to changes in valuation inputs or assumptions. Refer to Note 5 - Mortgage Servicing Rights to the condensed consolidated financial statements.
(2)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.

(3)Reflects the change (increase/(decrease)) in the fair value of the Public and Private Warrants.
(4)Reflects the non-cash (income) expense impact of the change in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for additional information related to the Tax Receivable Agreement.
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Revenue
Loan production income	$465,548	$288,930	$1,121,611	$775,111
Loan servicing income	134,753	200,428	463,365	612,205
Change in fair value of mortgage servicing rights	(446,100)	92,909	(604,148)	(219,730)
Gain on other interest rate derivatives	226,936	—	254,102	—
Interest income	145,297	94,849	368,554	258,324
Total revenue, net	526,434	677,116	1,603,484	1,425,910
Expenses
Salaries, commissions and benefits	181,453	135,333	496,005	387,716
Direct loan production costs	58,398	36,184	135,319	76,285
Marketing, travel, and entertainment	22,462	20,117	66,011	58,915
Depreciation and amortization	11,636	11,563	34,380	34,674
General and administrative	53,664	44,904	149,524	132,214
Servicing costs	25,009	33,640	81,120	102,160
Interest expense	141,102	93,724	348,421	239,445
Other expense (income)	421	(76)	(921)	2,386
Total expenses	494,145	375,389	1,309,859	1,033,795
Earnings before income taxes	32,289	301,727	293,625	392,115
Provision for income taxes	344	734	4,863	941
Net income	31,945	300,993	288,762	391,174
Net income attributable to non-controlling interest	38,240	282,762	283,277	377,326
Net income (loss) attributable to UWM Holdings Corporation	$(6,295)	$18,231	$5,485	$13,848

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Loan origination volume by type
Purchase:
Conventional	$15,874,674	$16,237,031	$43,057,841	$46,799,855
Government	7,786,158	8,031,062	23,188,095	22,834,611
Jumbo and other(1)	2,499,626	1,624,824	7,983,013	3,539,422
Total purchase	$26,160,458	$25,892,917	$74,228,949	$73,173,888
Refinance:
Conventional	$3,552,067	$1,736,055	$8,402,163	$5,695,756
Government	8,271,580	1,528,848	13,966,770	3,799,714
Jumbo and other(1)	1,525,416	563,813	4,171,167	1,234,089
Total refinance	13,349,063	3,828,716	26,540,100	10,729,559
Total loan origination volume	$39,509,521	$29,721,633	$100,769,049	$83,903,447
Portfolio metrics
Average loan amount	$387	$372	$382	$371
Weighted average loan-to-value ratio	83.04%	82.67%	82.46%	83.15%
Weighted average credit score	735	738	736	738
Weighted average note rate	6.47%	6.79%	6.65%	6.45%
Percentage of loans sold
To GSEs/GNMA	91%	94%	88%	95%
To other counterparties	9%	6%	12%	5%
Servicing-retained	93%	95%	91%	97%
Servicing-released	7%	5%	9%	3%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2024	2023
Primary loss	$(414,860)	$(418,912)	$4,052	(1.0)%
Loan origination fees	134,809	82,743	52,066	62.9%
Provision for representation and warranty obligations	(16,329)	(12,181)	(4,148)	34.1%
Capitalization of MSRs	761,928	637,280	124,648	19.6%
Loan production income	$465,548	$288,930	$176,618	61.1%

Gain margin(1)	1.18%	0.97%	0.21%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2024	2023
Primary loss	$(1,152,686)	$(1,204,546)	$51,860	(4.3)%
Loan origination fees	333,932	204,820	129,112	63.0%
Provision for representation and warranty obligations	(40,185)	(28,811)	(11,374)	39.5%
Capitalization of MSRs	1,980,550	1,803,648	176,902	9.8%
Loan production income	$1,121,611	$775,111	$346,500	44.7%

Gain margin(1)	1.11%	0.92%	0.19%

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
The total of primary loss and capitalization of MSRs increased approximately $128.7 million for the three months ended September 30, 2024 as compared to the same period in 2023. This increase was primarily due to an increase in loan production volume of $9.8 billion, or 32.9%, from $29.7 billion to $39.5 billion during the three months ended September 30, 2024, as compared to the same period in 2023 and the impacts of improved pricing.
The provision for representations and warranties obligations increased by $4.1 million for the three months ended September 30, 2024 as compared to the same period in 2023, due primarily to the increase in loan production volume. Loan origination fees increased by approximately $52.1 million for the three months ended September 30, 2024 as compared to the same period in 2023, due to the increase in loan production volume and increases in certain per loan origination and other fees.
The increase in production volume was primarily due to higher refinance volume as a result of lower market interest rates in the third quarter of 2024.
The total of primary loss and capitalization of MSRs increased approximately $228.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023. This increase was primarily due to an increase in loan production volume of $16.9 billion, or 20.1%, from $83.9 billion to $100.8 billion during the nine months ended September 30, 2024, as compared to the same period in 2023, and the impacts of improved market pricing.
The provision for representations and warranties obligations increased by $11.4 million for the nine months ended September 30, 2024 as compared to the same period in 2023, due to an increase in expected loss rates and the increase in loan production volume. Loan origination fees increased by approximately $129.1 million for the nine months ended September 30, 2024 as compared to the same period in 2023, due to increases in loan production volume and increases in certain per loan origination and other fees.
The increase in production volume was primarily due to higher refinance volume, due to the generally lower market interest rate environment in the first nine months of 2024 as compared to 2023.

Loan servicing income and servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee UWM's servicing operations):

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2024	2023
Contractual servicing fees	$131,614	$196,509	$(64,895)	(33.0)%
Late, ancillary and other fees	3,139	3,919	(780)	(19.9)%
Loan servicing income	$134,753	$200,428	$(65,675)	(32.8)%

Servicing costs	25,009	33,640	(8,631)	(25.7)%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2024	2023
Contractual servicing fees	$451,399	$600,960	$(149,561)	(24.9)%
Late, ancillary and other fees	11,966	11,245	721	6.4%
Loan servicing income	$463,365	$612,205	$(148,840)	(24.3)%

Servicing costs	81,120	102,160	(21,040)	(20.6)%

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Average UPB of loans serviced	$198,596,837	$282,052,249	$223,119,958	$297,881,002
Average number of loans serviced	615,098	857,235	688,040	914,562
Weighted average servicing fee as of period end	0.3150%	0.3014%	0.3150%	0.3014%

Loan servicing income was $134.8 million for the three months ended September 30, 2024, a decrease of $65.7 million, or 32.8%, as compared to $200.4 million for the three months ended September 30, 2023. The decrease in loan servicing income during the three months ended September 30, 2024 was primarily driven by a decline in the average servicing portfolio, partially offset by an increase in the portfolio weighted average servicing fee as a result of increased retained excess servicing on new production.

Servicing costs decreased $8.6 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily as a result of a decline in the average servicing portfolio.

Loan servicing income was $463.4 million for the nine months ended September 30, 2024, a decrease of $148.8 million, or 24.3%, as compared to $612.2 million for the nine months ended September 30, 2023. The decrease in loan servicing income during the nine months ended September 30, 2024 was primarily driven by the same reasons mentioned above in the three months analysis.

Servicing costs decreased $21.0 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily driven by the same reasons mentioned above in the three months analysis.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023
UPB of loans serviced	$212,218,975	$299,456,189
Number of loans serviced	650,301	905,129
MSR portfolio delinquency count (60+ days) as % of total	1.15%	1.15%
Weighted average note rate	4.56%	4.43%
Weighted average service fee	0.3150%	0.3029%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs for the three months ended September 30, 2024 was a decrease of $446.1 million, as compared with an increase of $92.9 million for the three months ended September 30, 2023. The decrease in fair value of MSRs for the three months ended September 30, 2024 was primarily attributable to a decrease in fair value of approximately $263.9 million as a result of changes in valuation inputs and assumptions due to the decline in market interest rates, a decrease in fair value of approximately $161.4 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $20.8 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows. The increase in fair value for the three months ended September 30, 2023 of approximately $92.9 million was primarily attributable to an increase of approximately $236.0 million resulting from changes in valuation inputs and assumptions, mainly due to changes in market interest rates, partially offset by a decline of approximately $127.8 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $15.3 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The change in fair value of MSRs for the nine months ended September 30, 2024 was a decrease of $604.1 million, as compared with a decrease of $219.7 million for the nine months ended September 30, 2023. The decrease in fair value of MSRs for the nine months ended September 30, 2024 was primarily attributable to a decline in fair value of approximately $377.9 million due to realization of cash flows, decay, and other (including loans paid in full), a decrease in fair value of approximately $161.1 million due to changes in valuation inputs and assumptions (due primarily to changes in market interest rates) and approximately $65.2 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows. The decrease in fair value for the nine months ended September 30, 2023 of approximately $219.7 million was primarily attributable to a decline of approximately $360.5 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $36.9 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase of approximately $177.7 million resulting from changes in valuation inputs and assumptions, primarily due to changes in market interest rates.

Gain on Other Interest Rate Derivatives

The gains on other interest rate derivatives of $226.9 million for the three months ended September 30, 2024 and $254.1 million for the nine months ended September 30, 2024 were due to gains on interest rate swap futures that we entered into during the second quarter of 2024, attributable declines in market interest rates.
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$145,297	$94,849	$368,554	$258,324
Less: Interest expense on funding facilities	109,558	50,899	244,683	110,892
Net interest income	$35,739	$43,950	$123,871	$147,432

Interest expense on non-funding debt	$31,544	$42,825	$103,738	$128,553
Total interest expense	141,102	93,724	348,421	239,445
Net interest income (interest income less interest expense on funding facilities) was $35.7 million for the three months ended September 30, 2024, a decrease of $8.2 million, or 19%, as compared to $44.0 million for the three months ended September 30, 2023, mainly as a result of higher interest expense on funding facilities, partially offset by an increase in interest income. Interest expense on funding facilities increased due to higher average warehouse balances and lower credits from warehouse lenders on custodial and other deposits. Interest income increased primarily as a result of higher average balances of mortgage loans at fair value due to increased loan production volume.
Interest expense on non-funding debt was $31.5 million for the three months ended September 30, 2024, a decrease from $42.8 million for the three months ended September 30, 2023, primarily due to a decrease in average borrowings on the MSR facilities.

Net interest income (interest income less interest expense on funding facilities) was $123.9 million for the nine months ended September 30, 2024, a decrease of $23.6 million, or 16%, as compared to $147.4 million for the nine months ended September 30, 2023, as a result of higher interest expense on funding facilities, partially offset by an increase in interest income. The increase in interest expense on funding facilities increased was primarily due to higher average warehouse balances from increased loan production. The increase in interest income was due to the same reasons mentioned in the three month analysis above.
Interest expense on non-funding debt was $103.7 million for the nine months ended September 30, 2024, a decrease from $128.6 million for the nine months ended September 30, 2023, due to the same reasons mentioned in the three month analysis above.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2024	2023
Salaries, commissions and benefits	$181,453	$135,333	$46,120	34.1%
Direct loan production costs	58,398	36,184	22,214	61.4%
Marketing, travel, and entertainment	22,462	20,117	2,345	11.7%
Depreciation and amortization	11,636	11,563	73	0.6%
General and administrative	53,664	44,904	8,760	19.5%
Other expense (income)	421	(76)	497	(653.9)%
Other costs	$328,034	$248,025	$80,009	32.3%

	For the nine months ended September 30,		Change $	Change %
	2024	2023
Salaries, commissions and benefits	$496,005	$387,716	$108,289	27.9%
Direct loan production costs	135,319	76,285	59,034	77.4%
Marketing, travel, and entertainment	66,011	58,915	7,096	12.0%
Depreciation and amortization	34,380	34,674	(294)	(0.8)%
General and administrative	149,524	132,214	17,310	13.1%
Other expense (income)	(921)	2,386	(3,307)	(138.6)%
Other costs	$880,318	$692,190	$188,128	27.2%

Other costs were $328.0 million for the three months ended September 30, 2024, an increase of $80.0 million, or 32.3%, as compared to $248.0 million for the three months ended September 30, 2023. This increase was primarily due to an increase in salaries, commissions and benefits of $46.1 million, or 34.1%, primarily due to an increase in average team member count as we prepare for anticipated increases in production volume, an increase in direct loan production costs of $22.2 million, primarily due to higher costs associated with our free credit report program and down payment assistance programs as well as the increased loan production volume. General and administrative expenses increased $8.8 million primarily due to an increase in computer support services and professional service fees. Marketing, travel and entertainment expenses increased $2.3 million primarily due to our continued investment in our broker relationships through broker visits and training programs.

Other costs were $880.3 million for the nine months ended September 30, 2024, an increase of $188.1 million, or 27.2%, as compared to $692.2 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in salaries, commissions and benefits of $108.3 million, or 27.9%, an increase in direct loan production costs of $59.0 million, an increase in general and administrative expenses of $17.3 million, as well as an increase in marketing, travel and entertainment expenses of $7.1 million. The increases were primarily due to the same reasons mentioned in the three month analysis above. These increases were partially offset by a decrease in other expense (income) of $3.3 million primarily due to lower expenses associated with the change in fair value of retained investment securities, partially offset by higher expenses related to the change in fair value of Public and Private Warrants.

Income Taxes

We recorded a $0.3 million provision for income taxes during the three months ended September 30, 2024, compared to a provision for income taxes of $0.7 million for the three months ended September 30, 2023. The decrease in income tax provision for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the decrease in pre-tax income attributable to the Company.

We recorded a $4.9 million provision for income taxes during the nine months ended September 30, 2024, compared to a provision for income taxes of $0.9 million for the nine months ended September 30, 2023. The increase in income tax provision for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in state taxes payable in both the current and future periods.

Net income

Net income was $31.9 million for the three months ended September 30, 2024, a decrease of $269.0 million or 89.4%, as compared to net income of $301.0 million for the three months ended September 30, 2023. The decrease in net income was primarily the result of a decrease in total revenue, net of $150.7 million and an increase in total expenses (including income taxes) of $118.4 million, as further described above.

Net loss attributable to the Company of $6.3 million and net income attributable to the Company of $18.2 million for the three months ended September 30, 2024 and 2023, respectively, includes the net income of UWM attributable to the Company due to its approximate 7% and 6% ownership interest in Holdings LLC as September 30, 2024 and 2023, respectively. Net loss attributable to the Company for the three months ended September 30, 2024 was also impacted by the change in fair value of the Public and Private Warrants due to the change in UWMC's stock price during the quarter.

Net income was $288.8 million for the nine months ended September 30, 2024, a decrease of $102.4 million or 26.2%, as compared to net income of $391.2 million for the nine months ended September 30, 2023. The increase in net income was primarily the result of an increase in total revenue, net of $177.6 million, partially offset by an increase in total expenses (including income taxes) of $280.0 million, as further described above.

Net income attributable to the Company of $5.5 million and $13.8 million for the nine months ended September 30, 2024 and 2023, respectively, includes the net income (loss) of UWM attributable to the Company due to its approximate 7% and 6% ownership interest in Holdings LLC as September 30, 2024 and 2023, respectively.

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

We continually evaluate our capital structure and capital resources to optimize our leverage and profitability and take advantage of market opportunities. As part of such evaluation, we regularly review our levels of secured and unsecured indebtedness, available borrowing capacity and available equity, unsecured debt maturities, our strategic investments, including technology and growth of the wholesale channel, the availability or desirability of growth through the acquisition of other companies or other mortgage portfolios, the repurchase or redemption of our outstanding indebtedness, or repurchases of our common stock or common stock derivatives. Based on the upcoming maturity for our 2025 Senior Notes, we expect to be opportunistic in evaluating the refinance market.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of September 30, 2024, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of September 30, 2024:

Facility Type[5]	Collateral	Line Amount as of September 30, 2024[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of September 30, 2024 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/19/2024	$276,679
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/19/2025	2,530,592
Master Repurchase Agreement	Mortgage Loans	$750 Million[2]	3/7/2019	2/20/2025	675,758
Master Repurchase Agreement	Mortgage Loans	$500 Million[3]	4/23/2021	4/23/2025	449,259
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/16/2025	453,645
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	7/24/2020	8/28/2025	944,551
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion[4]	7/10/2012	9/30/2025	674,412
Master Repurchase Agreement	Mortgage Loans	$4.0 Billion	5/9/2019	11/28/2025	2,649,879
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	447,935
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	105,036
					$9,207,746
1 An aggregate of $750.0 million of these line amounts is committed as of September 30, 2024.
2 Subsequent to September 30, 2024, the funding limit on this line was increased to $1.0 billion.
3 Subsequent to September 30, 2024, the funding limit on this line was increased to $750.0 million.
4 Subsequent to September 30, 2024, the funding limit on this line was increased to $1.5 billion, $150.0 million of which is committed, for a total of $900.0 million of committed line amounts as of October 31, 2024.
5 Interest rates under these funding facilities are based on a reference interest rate benchmark plus a spread, which ranged from 1.35% to 1.95% for substantially all of our loan production volume as of September 30, 2024.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2024, no amount was outstanding under the ASAP+ program and $105.0 million was outstanding through the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants.

These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of September 30, 2024.

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

The indentures governing the 2025 Senior Notes, the 2029 Senior Notes, and the 2027 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of September 30, 2024.
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

The Citi MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2024, we were in compliance with all applicable covenants.
On January 30, 2023, UWM, amended the Loan and Security Agreement with Citibank, to permit UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.
On June 27, 2024, UWM and Citibank, N.A. amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. As of June 30, 2024, the Company was in compliance with all applicable covenants. As of September 30, 2024, $150.0 million was outstanding under the MSR Facility.
On March 20, 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "GNMA MSR facility"). The GNMA MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the GNMA MSR facility are based on the fair market value of the collateral. Borrowings under the GNMA MSR facility bear interest based on SOFR plus an applicable margin. The draw period for the GNMA MSR facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of September 30, 2024, $150.0 million was outstanding under the GNMA MSR facility.
The GNMA MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2024, we were in compliance with all applicable covenants.
The weighted average interest rate charged for borrowings under our MSR facilities was 8.14% and 9.04% for the three months ended September 30, 2024 and 2023, respectively, and 8.92% and 8.71% for the nine months ended September 30, 2024 and 2023, respectively.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of September 30, 2024. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2024.

Borrowings Against Investment Securities

In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of September 30, 2024, we had $93.7 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of September 30, 2024, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 72% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of September 30, 2024, we had delivered $0.8 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of September 30, 2024, our finance lease liabilities were $25.8 million, $25.0 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately three months to twelve years.

Cash flow data for the nine months ended September 30, 2024 and 2023

	For the nine months ended September 30,
($ in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(5,698,237)	$494,513
Net cash provided by investing activities	2,581,276	1,652,326
Net cash provided by (used in) financing activities	3,255,820	(2,122,121)
Net increase in cash and cash equivalents	$138,859	$24,718
Cash and cash equivalents at the end of the period	636,327	729,616

Net cash (used in) provided by operating activities

Net cash used in operating activities was $5.7 billion for the nine months ended September 30, 2024 compared to net cash provided by operating activities of $494.5 million for the same period in 2023. The decrease in cash flows from operating activities year-over-year was primarily driven by the increase in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the nine month period ended September 30, 2024, as compared to a decrease in mortgage loans at fair value for the comparable period in 2023.

Net cash provided by investing activities

Net cash provided by investing activities was $2.6 billion for the nine months ended September 30, 2024 compared to $1.7 billion of net cash provided by investing activities for the same period in 2023. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and excess servicing cash flows.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $3.3 billion for the nine months ended September 30, 2024 compared to cash used in financing activities of $2.1 billion for the same period in 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily driven by net borrowings under warehouse lines of credit (due to the increase in mortgage loans at fair value), partially offset by net repayments on our MSR facilities, member distributions (including tax distributions) and dividends. Net cash used in financing activities for the nine months ended September 30, 2023 was primarily driven by net repayments under warehouse lines of credit (due to the decrease in mortgage loans at fair value), along with net repayments on our MSR facilities, member distributions and dividends.

Contractual Obligations

Cash requirements from contractual and other obligations

As of September 30, 2024, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our MSR Facility and GNMA MSR Facility, payments under our financing and operating lease agreements, and required tax distributions to SFS Corp. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2023.

During the third quarter of 2024, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate $11.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $148.5 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on October 10, 2024.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.The blended average pullthrough rate was 78% and 76% as of September 30, 2024 and December 31, 2023, respectively.

We also enter into contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. In addition, we have entered into certain interest rate swap futures contracts, referred to as other interest rate derivatives. These financial instruments include margin call provisions that require us to transfer cash in an amount sufficient to eliminate any margin deficit. A margin deficit generally results from daily changes in the fair value of these financial instruments. We are generally required to satisfy the margin call on the day of or within one business day of such notice.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	September 30, 2024	December 31, 2023
Interest rate lock commitments—fixed rate (a)	$13,582,018	$6,258,801
Interest rate lock commitments—variable rate (a)	1,555	5,926
Commitments to sell loans	2,995,758	2,501,298
Forward commitments to sell mortgage-backed securities	14,263,914	7,968,677
Interest rate swap future contracts	8,420,000	—

(a) Adjusted for pullthrough rates of 78% and 76% as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, we had sold $3.1 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in October 2024.

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
•our accounting policies and the impacts to our agreements and financial results;
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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used September 30, 2024 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, FLSCs, and interest rate swap futures as of September 30, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	September 30, 2024
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$50,441	$(60,072)
MSRs	(115,954)	127,402
IRLCs	80,703	(103,141)
Interest rate swap futures	131,439	(128,638)
Total change in assets	$146,629	$(164,449)
Increase (decrease) in liabilities
FLSCs	$(133,590)	$149,850
Total change in liabilities	$(133,590)	$149,850

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and nine months ended September 30, 2024, our originated loans had a weighted average loan to value ratio of 83.04% and 82.46%, and a weighted average FICO score of 735 and 736. For the three and nine months ended September 30, 2023, our originated loans had a weighted average loan to value ratio of 82.67% and 83.15%, and a weighted average FICO score of 738 for both periods.

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

In accordance with the best practices outlines by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three or nine months ended September 30, 2024 or September 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. On February 6, 2024, the Magistrate Judge issued a report and recommendation that the complaint be dismissed on all counts (the “Report and Recommendation”). On September 23, 2024, the court entered an order (the "Order") adopting and confirming the Report and Recommendation and dismissing the supplemental class action complaint without prejudice. On October 17, 2024, Okavage filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit appealing the Order.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan, seeking monetary damages and injunctive relief. The complaint alleges AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims against UWM, including fraud and misrepresentation. On March 18, 2022, UWM filed a motion to dismiss AML’s counterclaims. On December 22, 2022, the court granted UWM’s motion in large part, dismissing AML’s counterclaims (except its declaratory judgment claim), and held that AML's counterclaims failed for the same reasons as explained in the Report and Recommendation in Okavage (discussed above). On May 6, 2024, AML filed a motion for leave to file a supplemental counterclaim, to which UWM filed a response on May 20, 2024. On September 26, 2024, UWM filed a Notice of Supplemental Authority providing the court with the Order in Okavage. On October 23, 2024, AML filed a Response to Notice of Supplemental Authority.

On April 2, 2024, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM, the Company, SFS Corp., and Mat Ishbia, individually (collectively, the “UWM Defendants”) by Therisa D. Escue, et al. (collectively, the “Plaintiffs”). The Plaintiffs seek class certification, monetary damages, attorneys’ fees and equitable and injunctive relief. The Plaintiffs allege, among other things, that for mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their mortgage loans from UWM at pricing and subject to fees substantially in excess of that charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. The UWM Defendants deny the allegations in the complaint and believe the allegations are without merit. On June 21, 2024, the UWM Defendants filed a motion to dismiss in the case. On August 30, 2024, Plaintiffs filed a first amended class action complaint in the case. On September 17, 2024, the UWM Defendants filed a Motion for Sanctions. On October 15, 2024, the UWM Defendants filed a motion to dismiss the first amended class action complaint and a motion to strike class allegations in the case.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 1.01 Entry into a Material Definitive Agreement

On October 1, 2024, UWM entered into Amendment No. 18 to Master Repurchase Agreement by and between UWM and UBS AG (the "UBS Master Repurchase Agreement"). The amendment (i) extends the termination date to September 30, 2025, (ii) increases the maximum committed amount from $1.0 billion to $1.5 billion and (iii) effectuated other non-material changes to the UBS Master Repurchase Agreement. All other material terms of the UBS Master Repurchase Agreement remained the same.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description
10.13.12	Amendment No. 18 to Master Repurchase Agreement, dated October 1, 2024, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021)

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1%	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0 INS%	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH%	XBRL Taxonomy Extension Schema Document.

101.CAL%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB%	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE%	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.
#	Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: November 7, 2024	By:	/s/ Andrew Hubacker
Andrew Hubacker
Executive Vice President, Chief Financial Officer and Chief Accounting Officer