Form 10-K
period 2024-12-31
UWM Holdings Corp
filed 2025-02-26
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2024 was $656,736,696 based on the closing price on the New York Stock Exchange on that date of $6.93. (Does not include shares issuable upon exercise of warrants).

As of February 24, 2025, the registrant had 157,975,819 shares of Class A common stock outstanding and 1,440,332,098 shares of Class D common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

“Ginnie Mae”
Government National Mortgage Association (GNMA) is a government-owned corporation that guarantees mortgage-backed securities that have been guaranteed by a government agency, mainly the Federal Housing Administration (FHA) and the Veterans Administration (VA).

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

“mortgage servicing rights” or “MSRs”	Mortgage servicing rights, or MSRs, are the right to service a mortgage loan for a fee, which rights are separated from the mortgage loan once the mortgage loan is sold in the secondary market.

“USDA”	The U.S. Department of Agriculture is a government agency that provides mortgage insurance on loans made by USDA-approved lenders.

“VA”	The U.S. Department of Veteran Affairs is a government agency that provides mortgage insurance on loans made by VA-approved lenders.

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
•future loan originations, gain margin and market share;
•our client-based business strategies, strategic initiatives, competitive advantages, technological developments and product pipeline;
•the impact of interest rate risks on our business;
•our hedging and risk mitigation strategies and the impacts of defaults on our business;
•our accounting policies and the impacts to our agreements and financial results;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•political and geopolitical conditions that may affect our business and the mortgage industry in general;
•our ability to continue to access our warehouse facilities, MSR facilities, and Revolving Credit Facility and the costs of such financing;
•our evaluation of the refinance market;
•the impact of pending litigation on our financial position;
•the sufficiency of our liquidity and insurance coverage;
•our repurchase and indemnification obligations for loans sold to investors and other contractual indemnification obligations; and
•other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements involve estimates and assumptions which may be affected by risks and uncertainties in our business, as well as other external factors, which could cause future results to materially differ from those expressed or implied in any forward-looking statement including those risks set forth below in Risk Factor Summary and the other risk and uncertainties indicated in this report, including those set forth under the section titled “Risk Factors.”

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

RISK FACTOR SUMMARY

An investment in our securities involves substantial risk. Our ability to execute on our strategies is also subject to certain risks. The risks described under the heading “Risk Factors” following the summary below may cause us not to realize the full benefits of our competitive strengths or may cause us to be unable to successfully execute all or part of our strategies. Some of the more significant challenges and risks we face include the following:
•our dependence on macroeconomic and U.S. residential real estate market conditions, including changes in U.S. monetary policies that affect interest rates and inflation;
•our reliance on our warehouse and other short-term financing facilities to fund mortgage loans and otherwise operate our business, leveraging of assets under these facilities and the risk of a decrease in the value of the collateral underlying certain of our facilities causing an unanticipated margin call;
•our ability to sell loans in the secondary market, including to GSEs, and to securitize our loans into mortgage-backed securities through the GSEs and Ginnie Mae, and our ability to sell MSRs in the bulk MSR secondary market;
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
•the impact of actions taken by the new Presidential Administration, including actions that could adversely impact inflation, interest rates, consumer discretionary income and confidence and home building starts, which could adversely affect our loan origination volume and profitability;
•the risk that the hedging strategies that we utilize to mitigate against interest rate risks associated with interest rate locks, loans at fair value, or other assets or liabilities prove to be ineffective or result in unanticipated margin calls that could adversely affect our liquidity or our results of our operations;
•our inability to continue to grow, or to effectively manage the growth of, our loan origination volume as well as our inability to effectively manage a decline in our loan origination volume;
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
•our ability to implement and maintain technological innovations such as artificial intelligence ("AI") in our operations;
•the risk that we are or may become subject to legal actions that if decided adversely, could be detrimental to our business;
•our ability to continue to comply with the complex state and federal laws, regulations or practices applicable to mortgage loan origination and servicing in general, including maintaining the appropriate state licenses, managing the costs and operational risk associated with material changes to such laws and the impact of recent changes in federal and state government administrations;
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

Founded in 1986 and headquartered in Pontiac, Michigan, we have built a client-focused, team-oriented culture that strives to bring superior customer service, efficiency and operational stability to our clients, the Independent Mortgage Brokers. After being privately owned for 35 years, on January 21, 2021, UWM completed its business combination with Gores Holdings IV, Inc. and changed its name to UWM Holdings Corporation. We began trading on the New York Stock Exchange (“NYSE”) on January 22, 2021 under the ticker symbol “UWMC”.

Strategy

Our principal strategy that has driven our substantial growth over the past years, is our strategic decision to operate solely as a Wholesale Mortgage Lender—thereby avoiding conflict with our partners, the Independent Mortgage Brokers and their direct relationship with borrowers. Unlike “Retail Mortgage Lenders” that offer mortgage loans directly to individual borrowers and underwrite the mortgage loans, we do not work directly with the borrower during the mortgage loan financing process. We believe that by not competing for the borrower connection and relationship, we are able to generate significantly higher loyalty and satisfaction from our clients, the Independent Mortgage Brokers, who, in turn, armed with our partnership tools, are positioned to direct a growing share of the residential mortgage volume nationwide. Our model is focused on the origination business, with a specific focus on purchase loans. Historically, residential purchase mortgage loan origination volume has experienced less volatility in response to interest rate movements than the refinancing mortgage loan origination volume. Consequently, we believe that by focusing on the purchase business we will be better positioned to deliver more consistent volume in increasing and decreasing interest rate environments.

Integral components of our strategy are (1) continuing our leadership position in the growing wholesale channel by investing in technology, including AI, and partnership tools designed to meet the needs of Independent Mortgage Brokers and their customers, (2) capitalizing on our strategic advantages which include a singular focus on the wholesale channel, that allows us to quickly adapt to market conditions and opportunities, and ample capital and liquidity, (3) employing our six pillars to drive a unique culture that we believe results in a durable competitive advantage, (4) originating high quality loans, the vast majority of which are backed directly or indirectly by the federal government, and (5) to minimize market risks and to maximize opportunities in different macroeconomic environments.

The residential mortgage loan financing process typically involves three stages:

•Initiate Borrower Connection. A broker or other party is either approached by or reaches out to a potential borrower for a mortgage loan. This party advises the borrower on loan options, runs the initial credit check, gathers the borrower’s information for the loan application and submits the loan application.
•Underwrite, Close and Fund. The borrower’s loan application is reviewed, the mortgage loan is underwritten, the borrower is approved, the closing is arranged and the loan is funded, collectively referred to as loan origination.
•Portfolio or Package and Sell Mortgage Loan into Secondary Market Sales. The loan is either placed into an investment portfolio (in the case of banks and typically only for certain loans with variable or shorter term fixed interest rates) or packaged together with other loans and sold as MBS to investors in the secondary market.

Leader in the Wholesale Channel

UWM has been the largest wholesale lender in the U.S. since 2015, and through the first nine months of 2024, originated 43.5% of the loans closed through the wholesale channel and 8.4% of the first lien residential mortgages that closed during the first nine months of 2024 in all origination channels (based on data from Inside Mortgage Finance). According to the Nationwide Multistate Licensing System ("NMLS"), as of September 30, 2024, there were approximately 360,000 federally registered mortgage loan officers in the U.S. Our exclusive focus on the wholesale channel has resulted in relationships with over 13,000 independent broker businesses throughout the U.S., with over 55,000 associated loan officers—of which approximately 35,000 submitted a loan to us during 2024. Because we exclusively work through the wholesale channel, loan officers that are not currently affiliated with independent brokers do not submit any loans to us. For the last ten years, we have been the largest originator of residential mortgage loans in the country despite only doing business with a fraction of the market.

Our business is premised on our belief that the fastest, cheapest and easiest way for a borrower to obtain a residential mortgage is through the wholesale channel. In large part due to our investments in technology and service, the wholesale channel’s share of the market has almost doubled from a low point in 2014, and we believe that there remains ample room for growth in this channel as more consumers become educated on the benefits of the wholesale channel. Currently, approximately 2 of every 10 loans are originated through the wholesale channel. If the wholesale channel share continues to grow, we believe that we will continue to materially grow our loan production volume due to our leadership position within the channel. For example, if, over time, UWM maintains a 40% market share in the wholesale channel, but the wholesale channel grows from 20% of the overall market to 30% of the overall market, UWM would be in the position to grow from 8% to 12% of the overall market.

Our Loan Programs

We focus primarily on originating conventional, agency-eligible loans that can be sold to Fannie Mae, Freddie Mac or transferred to Ginnie Mae pools for sale in the secondary market. Our conventional agency-conforming loans meet the general underwriting guidelines established by Fannie Mae and Freddie Mac. Loans that are written under the FHA program, the VA program or the USDA program are guaranteed by the governmental agencies and then transferred to Ginnie Mae pools for sale in the secondary market. The vast majority of our mortgage loans are underwritten to the “Qualified Mortgage” underwriting standards established by the Consumer Financial Protection Bureau ("CFPB"). For the year ended December 31, 2024, 89% of loans originated by UWM were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

Our Mortgage Lending Process

We believe that our highly scaled, efficient and centralized mortgage lending processes are key to our success. Utilizing our proprietary system, “Easiest Application System Ever” (EASETM), and our dedicated team members, we focus on client service and loan quality throughout the entire loan origination, underwriting and closing processes. EASETM automates the process and, based on the jurisdictional requirements of the client and borrower, automatically generates the necessary documents required by us and by the clients for applications. The entire origination, underwriting and preparation of closing documents takes place in our centralized, paperless work environment where documents and data are entered into EASETM and are reviewed, processed and analyzed based on a set of pre-determined, rules-based workflows. We focus on speed to close as it is one of the primary metrics for client satisfaction. We believe our closing process is the most efficient in the industry and results in shorter application to clear-to-close times than any of the other major Retail Mortgage Lenders or Wholesale Mortgage Lenders. For the years ended December 31, 2024 and December 31, 2023, we delivered an average of 16 and 17 business days, respectively, from loan application to clear to close, as compared to management's estimates of the industry average of 41 calendar days for both years. We delivered this speed while receiving an 84% average monthly client Net Promoter Score ("NPS") for the year ended December 31, 2024, as well as an 86% average monthly client NPS for the past eight years.
Loan closing speeds and costs to consumers are also positively impacted for clients who use our innovative Title Review and Closing ("TRAC") and TRAC+ services, which provide an efficient alternative to utilizing a traditional lender title policy and title company. By leveraging in-house title counsel to review title related documents and issue attorney title opinion letters ("ATOL(s)"), UWM is able to streamline the title review process and facilitate a faster and easier experience for the borrower. With TRAC+, UWM also handles the loan closing and disbursement processes normally managed by a title company, giving Independent Mortgage Brokers the option to close a loan without working with a third-party title company or settlement agent.
Our rules-based mortgage loan origination system, or LOS allows multiple teams to work on the same loan at the same time, to track and be alerted to missing or incomplete items, to flag items in order to alert other team members of possible deficiencies and to have visibility into the history, status and progress of loans in process. We use advanced technologies and workflow systems to assist underwriting and operations team members in prioritizing which loans require their immediate attention and to monitor each team’s progress so workload-balancing decisions can be made among the operation teams in real time and avoid bottlenecks. We also provide our clients access to our proprietary communication tool, Client Request ("CR"), that allows them to ask general or loan-specific questions, submit requests, and escalate potential issues, which provides a transparent and consistent line of communication between the client and the various internal UWM teams. UWM follows four-hour response time service level agreement for initially responding to CRs submitted during normal office hours. The CR system allows clients to track their requests, add comments, upload images, and provide satisfaction feedback after their issue is resolved. We believe that our CR communication platform and process is a competitive differentiator for UWM, and contributes positively to our strong client service scores, via NPS.

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

In 2021, we launched BOLT, an industry-first technology tool designed to speed up the mortgage approval process for conventional and FHA loans by allowing Independent Mortgage Brokers to obtain initial underwriting approval for qualified borrowers in as little as 15 minutes. BOLT is also utilized by our underwriters, providing them an intuitive platform for a more efficient review of the loan. While underwriters remain responsible for the overall risk assessment of and underwriting decision for the loan, BOLT’s AI and data extraction capabilities reduce much of the manual review of documentation and corresponding data entry redundancies. This technology, in turn, creates a more streamlined loan underwriting experience and accurate approval for our brokers, all while maintaining continued compliance with our investors' guidelines and requirements.

In 2021, we launched UWM Appraisal Direct, UWM's appraisal ordering and tracking service in which we directly engage appraisers rather than utilizing an appraisal management company. We believe that UWM Appraisal Direct streamlines the ordering and completion of property appraisals as part of the underwriting process, leading to high-quality, faster appraisals, and cost savings for borrowers.

In 2023, we launched PA+ which is a service that offers an additional level of loan processing support for our clients when needed. When an Independent Mortgage Broker or their loan processor uses PA+, a dedicated UWM Loan Coordinator will work with them and their borrower to help order, review, and send UWM documents to support the underwriting process. We believe that PA+ will help our clients scale their businesses during periods of increased volume.

Capital Markets and Secondary Marketing

Our capital markets team is dedicated to maximizing loan sale profitability while at the same time minimizing operational, interest rate and market risks. This team manages the interest rate risk for the business and is responsible for interest rate lock management policies and procedures, hedging the pipeline, managing warehouse facilities and associated facility utilization and managing risk and sales of MSRs. We aggregate our loan production into pools that are (i) sold to Fannie Mae or Freddie Mac or securitized through the issuance of Fannie Mae or Freddie Mac bonds, (ii) transferred into Ginnie Mae pools and securitized by us into government-insured mortgage-backed securities, or (iii) sold outright or securitized to investors in the secondary mortgage market. Our primary access to the secondary market comes from pooling and selling eligible loans that we originate through Fannie Mae, Freddie Mac, and Ginnie Mae’s securitization programs. The goal of the capital markets team is to protect margin at origination, and to maximize execution at sale. We believe that our technologies, automated workflow and experienced capital markets team allow us to quickly aggregate and sell pools of loans in order to make efficient use of our capital and warehouse facilities. Our focus on agency deliverable originations and speed to sale reduces our exposure to market volatility, liquidity risk and credit risk.

When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we typically repurchase such loans from our warehouse lender and sell the pool of mortgage loans into the secondary market, but generally retain the MSRs associated with those loans. To the extent we generate non-agency loans, these loans are typically sold under an incentive-based servicing structure which permits us to retain servicing and control the borrower experience. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Infrastructure, Systems and Technologies

Advanced technologies and systems

We are a technology driven company that continuously seeks to innovate and provide superior systems to our clients, with approximately 1,800 team members as of December 31, 2024, compared to approximately 700 team members as of December 31, 2019, dedicated to our technology and information systems located in our Pontiac, Michigan headquarters.

We focus on automating and providing sophisticated tools for loan origination functions, but also with respect to automating the infrastructure that supports those core operations, such as training, capital markets, human resources and facilities functions. Our integrated technology platforms create an automated, scalable, standardized and controlled end-to-end loan origination process that incorporates government/agency guidelines and loan program requirements into rules-based workflows, to ensure loans progress to closing only as conditions, guidelines and requirements are met and required information is provided and verified, and accounts for variations in state laws, loan programs and property type, among other variables. Additionally, we have invested, and will continue to invest, in emerging technology capabilities such as AI to further automate, augment and improve our operational capabilities, and to improve the experience for and enhance the capabilities of our clients.

Our client facing systems are generally proprietary, developed in-house and were built to be scalable and readily modified, which allows us to quickly introduce enhanced features and to change loan program guidelines in response to market, industry and regulatory changes without excessive complex programming or dependency on outside entities. Our client facing systems are as follows:
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
•Blink+TM – A client facing point of sale system white-labeled for our clients. Blink+TM allows clients to access our products and pricing, automated underwriting system and fee templates. This solution syncs loan application data, including fees, with our EASETM program, and replaces a client’s costly existing system free of charge while encouraging lead conversion. Blink+TM integrates with Brand 360TM to convert leads into applications.
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
•ChatUWM – An AI-powered mortgage platform exclusively from UWM, designed to streamline loan tasks by offering advanced automated processing for mortgage professionals. By leveraging AI technology, ChatUWM helps users efficiently import loans, upload and analyze documents, calculate income, run scenarios, navigate guidelines, and enhance overall lending efficiency and precision.
•KEEP – An industry-leading technology that utilizes AI to create and send pre-validated refinance opportunities to borrowers in our servicing portfolio as soon as a borrower is able to obtain meaningful savings on their monthly payment, which streamlines the speed and efficiency of the mortgage process for both borrowers and UWM’s broker partners.

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

In addition, we have internally developed enterprise level systems that:
•provide automated work queue prioritization, operational visibility and relevant metrics which allow us to readily detect and address bottlenecks and inefficiencies in the loan origination process;
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

Loan Servicing

In addition to loan origination, we derive revenue from MSRs related to our loan originations. After a loan is originated, loan servicers manage payments, delinquencies, and other administrative functions of mortgages for third party investors. Servicers derive contractual revenue from servicing fees, generally based on the UPB of the loans in their servicing portfolio as well as other ancillary income. The net present value of these expected future cash flows is represented on the balance sheet as MSRs. MSR valuations have traditionally increased with increased interest rates because higher interest rates lead to decreased prepayments, thereby extending the average life of the asset and increasing related expected cash flows. Conversely, decreases in interest rates generally result in a decrease in the value of the MSR portfolio due to the expectation of higher prepayments. As such, MSR cash flows and fair value provide a natural hedge to originations, as origination volumes tend to decline in rising interest rate environments and increase in declining interest rate environments.

We currently retain the majority of the MSRs associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on business and liquidity considerations. We believe that this approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market. We currently utilize two sub-servicers to service the loans for which we have retained servicing rights, one of which is a bank and one is a non-bank lender. By diversifying the type of sub-servicer, as well as splitting the MSR portfolio between two well recognized and capitalized sub-servicers, we believe it mitigates against certain risks inherent in the servicing business (whether done internally or outsourced to a sub-servicer). Our in-house servicing team is responsible for monitoring our sub-servicers. Their goal is to ensure a high level of borrower satisfaction and to support the relationships between those borrowers and our clients. Our in-house servicing team performs daily, monthly and quarterly testing to determine performance metrics and ensure agency and regulatory compliance and provides regular updates to our executive leadership team. We contractually obligate our sub-servicers to maintain appropriate licenses where required, maintain their approved servicer status with the applicable agencies and adhere to the applicable agency, investor or credit owner servicing guidelines and requirements in their servicing of mortgage loans for us.

Our servicing, quality control, internal audit, vendor relations, and legal and compliance teams perform various reviews of our servicing oversight program and operations. Our servicing team addresses deficiencies with sub-servicers to ensure corrective action and controls are implemented.

Advance obligations

As a servicer, we are obligated to service the loans according to the applicable agency, investor or credit owner guidelines and law. These obligations may require that we advance certain funds to securitization trusts and to others in the event that the borrowers are delinquent on their monthly mortgage payments. When a borrower remains delinquent, we may be required to advance principal and interest payments to the securitization trusts on the scheduled remittance date. We may also be required to advance taxes, insurance payments, legal fees, and maintenance and preservation costs with respect to property that is subject to foreclosure proceedings. These advances create a receivable due to us from the securitization trusts and/or borrower, and we recover these funds from the securitization trusts, from the borrower or from the proceeds of the sale of property in foreclosure. We had receivables of $124.0 million and $148.7 million as of December 31, 2024 and December 31, 2023, respectively, which are due to us from the securitization trusts and/or borrowers.

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

Competition for mortgage loan originations takes place on various levels, including brand awareness, marketing, convenience, pricing, and range of products offered. We have increased our share of the residential mortgage market over time due to a client-centric, disciplined, centralized approach to origination. In the face of significant changes in the mortgage market, we have maintained our commitment to high credit quality loans. Our focus on technology and process improvements creates a more efficient origination system for both us and our clients. This has been rewarded with strong client service scores, via our NPS, which we believe is a significant competitive advantage.

Government Regulations

We operate in a heavily regulated industry that is highly focused on consumer protection. Our business is subject to extensive oversight and regulation by federal, state and local government authorities. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. We expect to continue to face regulatory scrutiny as a participant in the mortgage sector.

Our loan origination and loan servicing operations are primarily regulated at the state level by state financial services authorities and administrative agencies, and at the federal level by the CFPB. The CFPB has federal regulatory, supervisory and enforcement authority over the residential mortgage loan origination and servicing industry, including residential mortgage lenders and servicers, such as UWM. Specifically, the CFPB has rulemaking authority with respect to the federal consumer financial services laws applicable to mortgage lenders and servicers. These laws include (i) the Truth-In-Lending Act (TILA), (ii) the Homeowners Protection Act (HPA), (iii) the Real Estate Settlement Procedures Act (RESPA), (iv) the Home Mortgage Disclosure Act (HMDA) and its implementing regulation, Regulation C, and (v) the Fair Debt Collections Practices Act (FDCPA). The CFPB’s enforcement jurisdiction is broad, and it has the ability to initiate or refer investigations and enforcement actions against mortgage lenders and servicers for violations of applicable consumer financial services laws, including, but not limited to, the Dodd-Frank Act’s prohibitions on unfair, deceptive or abusive acts and practices. As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. Since its inception in 2011, the CFPB has exercised its enforcement jurisdiction aggressively with respect to mortgage industry participants, initiating investigations, entering into consent orders with significant monetary and injunctive relief, and initiating litigation. Often these matters have involved differing theories and interpretations of long-existing laws without first issuing industry guidance or rules.In addition, the CFPB shares jurisdiction with the FTC with respect to (i) the Equal Credit Opportunity Act (ECOA) and its implementing regulation, Regulation B, promulgated by the CFPB pursuant to ECOA, (ii) the Fair Housing Act (FHA) and (iii) the GLBA.

We are also subject to the laws, regulations and rules of the fifty states in which we operate and the District of Columbia. These laws, regulations and rules may differ by state and sometimes differ from federal standards, and are sometimes vague and subject to differing interpretations – all of which exposes us to legal and compliance risks.

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

Our clients, the Independent Mortgage Brokers, are also subject to extensive regulation at the state level by state licensing authorities and administrative agencies. In certain circumstances, we may be alleged to be responsible for the acts and practices of our clients for violations of various federal and state consumer protection and other laws and regulations, including but not limited to (i) RESPA and its implementing regulation, Regulation X, (ii) the Federal Trade Commission Act (FTC Act), the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, each of which prohibit unfair or deceptive acts or practices and certain related practices; and (iii) the Telephone Consumer Protection Act (TCPA), which restricts telephone solicitations and the use of certain automatic telephone equipment. As a part of our enterprise risk management approach, we monitor our clients’ compliance with applicable laws and regulations. We dedicate substantial resources to regulatory compliance while ensuring that we meet the needs and expectations of our clients.

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

Team Members

Our team members are the secret to our success, and we believe our team is only as strong as we make it. As of December 31, 2024, we had approximately 9,100 team members, substantially all of whom are based in our corporate campus in Pontiac, Michigan. We celebrate our team members and all of their accomplishments through various events throughout the year. From our annual company-wide family fair with thousands of smiling faces to the annual holiday party, we believe that it is important to focus on the health and happiness of our team members and their families.

We provide a combination of health and retirement benefits to our eligible team members, including, but not limited to, coverage for medical care, vision, dental, life insurance, disability, 401(k) and paid time off. Our campus also offers team members easy ways to manage their health and welfare with a full-size indoor basketball court, an outdoor sand volleyball court, a large, state-of-the-art fitness center with a variety of fitness classes, a game room, featuring arcade games and table tennis, a primary care doctor's office, physical therapy studio, chiropractor and a full-time massage therapist.

We believe this commitment to our team members is why we have been recognized again in 2024 for being a top workplace in the financial services industry. In a 2024 employee engagement survey, 96% of team members responded that they felt they belonged at UWM from a diversity and inclusion standpoint.

We strive to foster a culture of diversity and inclusion so that all team members feel respected and no team member feels discriminated against. Our diverse, inclusive culture was built to promote positive attitudes, strong work ethics and individual authenticity. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2024, approximately 45% of our team members were female and 41% of our team members that choose to identify their ethnicity identified as ethnically diverse.

Continuous improvement is a primary focus of our strategic plan and one of our core pillars. We believe personal and professional growth accelerates careers while promoting productivity and innovation. We heavily invest in the development of each team member. We have approximately 250 training team members dedicated to providing our new hires and existing team members with the trainings and resources necessary to pursue their career paths and ensure compliance with our policies. In 2024, approximately 1.6 million training hours were delivered to team members. We are dedicated to increasing team member engagement by strategically aligning talent within UWM as well as ensuring that our team members have clear pathways to advance their careers within UWM.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations section of our website at www.uwm.com as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this Annual Report.
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

Risks Related to Our Business

Our loan origination volume is highly dependent on macroeconomic and U.S. residential real estate market conditions which is outside of our control.

Our financial results are highly dependent on the size of the overall loan origination market, which depends largely on macroeconomic conditions outside of our control. Our purchase volume is driven by consumers ability and willingness to purchase a new home, whether for the first time or as a move from their current home, while our refinance volume is driven by consumers being able and willing to refinance their home into a new, typically lower interest rate, mortgage. Purchase volume is highly dependent on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions. Specifically, higher mortgage rates have, and may continue to adversely affect demand for new mortgage originations because existing homebuyers are hesitant to move and give up their current low interest rate loan and the higher cost of home ownership adversely impacts move-up or new homebuyers. In addition, other economic factors, such as slow economic growth or inflationary conditions, the pace of home price appreciation or the lack thereof, changes in household debt levels, and increased unemployment, stagnant or declining wages or decreased purchasing power due to inflation, consumer debt levels, and consumer confidence, affect borrowers’ ability and willingness to purchase new homes and therefore reduce demand for purchase mortgages. Similarly, refinance mortgage volume is principally driven by mortgage rates, which in turn are influenced by interest rates, and the ability and willingness of homeowners to refinance their current mortgages. Generally, the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes. With higher interest rates, refinancing activity declines as fewer consumers are interested in refinancing their mortgages. Although the Federal Reserve began reducing overnight interest rates during 2024, these actions have not yet had a material impact on reducing mortgage rates. In addition, it is unclear how recent governmental actions or the threats of certain actions, such as tariffs, reductions of governmental employees and governmental spending, tax reform, and actions taken to address the debt ceiling, will impact the U.S. economy and the residential real estate market. Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations would likely have an adverse effect on our revenue and profitability. Lower loan origination volumes in the industry also generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions.

Volatility from changes in prevailing interest rates can adversely affect the value of our MSR portfolio and servicing revenue and changes in the value, or inaccuracies in the estimates of their value, could adversely affect our financial condition and liquidity.

Fluctuations in interest rates are a key driver of the performance of our servicing portfolio, particularly because our portfolio includes MSRs, the values of which are highly sensitive to changes in interest rates. The value of our MSRs is based on the cash flows projected to result from the right to service of the related mortgage loans and continually fluctuates due to a number of factors, such as prepayment speeds, costs to service the loan and other market conditions. The primary factor driving the value of MSRs is interest rates, which impact the likelihood of loan prepayments through refinancing and estimated float earnings on custodial deposits. Historically, the value of MSRs has increased when interest rates rise, as higher interest rates lead to decreased prepayment rates and higher float earnings, and the value of MSRs has decreased when interest rates decline as lower interest rates lead to increased prepayment rates and lower float earnings. In addition, increased prepayment rates may lead to increased asset decay and a decrease in servicing revenue. Available borrowings, as well as mandatory curtailments, under our MSR financing facilities are based on the fair value of the underlying collateral. Accordingly, decreases in MSR values could decrease the available borrowing capacity under these facilities, or require mandatory repayments of outstanding borrowings on these facilities, which could adversely affect our financial condition and liquidity.

We face intense competition that could adversely affect our business.

Competition in the mortgage lending space is intense and could become even more competitive as a result of economic, political, legislative, regulatory, and technological changes. As we depend solely on third parties to deliver us mortgage loans, we may, in certain market conditions, be at a competitive disadvantage to financial institutions or direct-to-consumer mortgage lenders that market to, and have a direct relationship with, the borrower. In addition, some of our competitors may have greater financial and other resources than we have (including access to capital) and may have locked in lower cost of funds which can provide a competitive advantage. Our other competitors, such as financial institutions who originate mortgage loans using their own funds, may have more flexibility in holding loans. Additionally, we arguably operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, as well as access to marketing and distribution channels, including Independent Mortgage Brokers that generate mortgage loan applications. Claims of collusion and other anti-competitive conduct have also become more common, and many financial institutions and lenders have been the subject of legal claims by regulatory agencies and consumers. As the largest residential mortgage lender in the country, we have been, and may in the future be accused of anti-competitive actions. Such litigation, even if it is without merit, would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a materially adverse effect on our business, financial condition or results of operations.

Our business is highly dependent on Fannie Mae and Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.

We primarily originate loans eligible for sale to Fannie Mae and Freddie Mac, and government insured or guaranteed loans, such as the FHA, the U.S. Department of Veteran Affairs (“VA”) and the U.S. Department of Agriculture (“USDA”), which are eligible for Ginnie Mae securities issuance. If we lose approvals with these agencies or our relationships with these agencies is otherwise adversely affected, we would need to seek alternative secondary market participants to acquire our mortgage loans at a volume sufficient to sustain our business. In addition, we also derive other material financial benefits from these relationships, including the assumption of credit risk on securitized loans in exchange for the payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If such participants are not available or not available on reasonably comparable economic terms, the above changes could have a material effect on our ability to profitably sell loans we originate that are securitized through Fannie Mae, Freddie Mac or Ginnie Mae.

If the role of the GSEs and governmental agencies in the mortgage industry is materially changed or curtailed, it could adversely affect our future operations. In 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and these two GSEs are currently controlled by the FHFA. These two GSEs create financial products that support the mortgage market, reduce risks for investors and may influence mortgage rates in the U.S. In connection with the recent change in the federal government administration, there has been discussion regarding the privatization of these GSEs and it is unclear the impact, if any, that such privatization would have on mortgage rates and the mortgage market in general. The new Presidential Administration is also seeking to materially reduce governmental spending and the role of governmental agencies and it is unclear if any of the proposed regulatory reform or funding changes would affect the other governmental agencies that support the mortgage industry, such as FHA, HUD, VA or USDA, and, if so, if such regulatory reforms, funding limitations or program discontinuations would affect the availability of these programs, the cost and availability of mortgage loans, the MBS market or the housing market in general. As the extent and timing of any proposed regulatory or funding reform regarding the GSEs and the U.S. housing finance market are uncertain, we cannot anticipate the impact, if any, that it would have on our business operations and financial results.

Changes in the GSEs, FHA, VA, and USDA guidelines or GSE and Ginnie Mae guarantees could adversely affect our business.

We are required to follow specific guidelines and eligibility standards that impact the way we originate and service GSE and U.S. government agency loans, including guidelines and standards with respect to:
    •    credit standards for mortgage loans;
    •    our staffing levels and other servicing practices;
    •    the servicing and ancillary fees that we may charge;
    •    our modification standards and procedures;
    •    the amount of reimbursable and non-reimbursable advances that we may make; and
    •    the types of loan products that are eligible for sale or securitization.

These guidelines provide the GSEs and other government agencies with the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not. At the direction of the FHFA, Fannie Mae and Freddie Mac have aligned their guidelines for servicing delinquent mortgages, which could result in monetary incentives for servicers that perform well, and which may also result in assessing compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. We generally cannot negotiate these terms with the agencies and they are subject to change at any time without our specific consent. A significant change in these guidelines, that decreases the fees we charge or requires us to expend additional resources to provide mortgage services, could decrease our revenues or increase our costs.

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

If the mortgage loans originated and sold by us do not comply with the guidelines established by the GSEs, GNMA or private investors to whom they are sold, we are required to repurchase or substitute these loans or indemnify for related losses.

Substantially all of our mortgage loans are sold to GSEs, insured by FHA or VA and sold into GNMA securities or sold to private investors. In connection with such sales and insuring, we make representations and warranties to the GSE, FHA or VA or the private investor that the mortgage loans conform to their respective standards. These standards include, among other items, adherence to origination guidelines and compliance with applicable federal, state and local laws and regulations, underwriting in conformity with the applicable guidelines, and conformity with guidelines relating to, appraisals, insurance and legal documents generally. In addition, we are contractually obligated, in certain circumstances, to refund to the purchasers certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time.

If a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of our sale or insuring, we are required to repurchase the loan, replace it with a substitute loan and/or indemnify the applicable agency for losses. In the case of repurchases, we typically repurchase such loan and resell it into a non-conforming market at a discount from the repurchase price. As of December 31, 2024, we had accrued a $87.6 million reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves recorded in our consolidated financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business and financial condition.

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

As a Wholesale Mortgage Lender, we market and originate mortgage loans exclusively through independent third-parties, comprised of Independent Mortgage Brokers. While we believe using Independent Mortgage Brokers best serves mortgage consumers, our reliance on third parties presents risks and challenges, including the following:
•Our business depends in large part on the marketing efforts of our clients and on our ability to offer loan products and services that meet the requirements of our clients and their borrowers. However, loan officers are not obligated to sell or promote our products and many sell or promote competitors’ loan products in addition to our products. Some of our competitors may have higher financial strength ratings, may offer a larger variety of products, and/or may offer higher incentives than we do. Therefore, we may not be able to continue to attract and retain clients to originate loans for us. The failure or inability of our clients to successfully market our mortgage products to prospective borrowers could, in turn, have a material adverse impact on our business, financial condition and results of operations.
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
•Some borrowers do not differentiate between their loan officer (or the employer of the loan officer) and their mortgage lender, therefore (i) developing brand recognition can be challenging and requires us to coordinate with our clients and (ii) poor customer service, customer complaints or negative word-of-mouth or publicity resulting from the performance of our clients could severely diminish consumer confidence in and use of our services. To maintain good customer relations, we must ensure that our clients provide prompt, accurate and differentiated customer service. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help our clients carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our clients could compromise our ability to handle customer complaints effectively. If we do not handle borrower complaints effectively, our reputation and brand may suffer and we may lose our borrowers’ confidence which could have a material adverse impact on our results of operations and profitability.
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

We depend exclusively on Independent Mortgage Brokers for our loan originations. These clients are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such entities, U.S. federal and state agencies increasingly have sought to impose such liability. For example, the U.S. Department of Justice (“DOJ”), through its use of a disparate impact theory under the Fair Housing Act, has held originating lenders responsible for the pricing practices of third parties, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the third party could charge nor kept the money for its own account. See “—Regulatory agencies and consumer advocacy groups are asserting claims that the practices of lenders and loan servicers violate anti-discrimination laws.” In the past few years, there were a number of actions brought by the DOJ and other federal and state agencies under ECOA that allege that lenders have engaged in “redlining” by engaging in acts or practices directed at discouraging potential loan applicants from seeking financing. Even though we do not market directly to consumers, the failure or inability of our clients and their loan officers to attract certain classes of borrowers could result in actions being brought against us. In addition, under the TILA-RESPA Integrated Disclosure (“TRID”) rule, we may be held responsible for improper disclosures made to borrowers by our clients. While the new Presidential Administration has suggested that these types of claims will not be pursued by the DOJ or federal agencies to the same degree, there is no assurance that state or private parties will not pursue similar claims. While we seek to use technology, such as our LOS, to monitor whether these clients and their loan officers are complying with their obligations, our ability to enforce such compliance is extremely limited. Consequently, we may be subject to claims for fines or other penalties based upon the conduct of our clients and their loan officers with whom we do business, which could have a material effect on our operating results and financial condition.

The mortgage industry can be very cyclical, with loan origination volumes varying materially based on macroeconomic conditions. If we are unable to effectively manage our team members during periods of volatility, it could adversely affect our current business operations and our growth.

The mortgage industry can be very cyclical, with loan origination volumes varying materially based largely on macroeconomic conditions. Our ability to effectively manage significant increases and decreases in loan origination volume will depend on our ability to hire, integrate, train and retain highly-qualified personnel for all areas of our organization during these periods of changing volume. Any talent acquisition and retention challenges or mismanagement of our personnel needs in these situations could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. As the pool of qualified candidates has continued to be limited and there continues to be significant competition for talent, we may face challenges in hiring and retaining highly qualified personnel in changing environments. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. If we do not effectively manage our pool of team members in times of volatility, it could disrupt our business operations and have a negative impact on our long-term growth.

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

Cybersecurity risks for lenders have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. Additionally, the evolution and increased adoption and widespread availability of new AI technologies may increase our cybersecurity risks, including the potential ability to bypass encryption protections. We, our clients, borrowers and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks and other security breaches. Security breaches, cyberattacks such as computer viruses, malicious or destructive code, phishing attacks, denial of service or information, acts of vandalism, natural disasters, fire, power loss, telecommunication failures, team member misconduct, human error and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our third-party vendors use to collect, process, retain, transmit and protect the personal information and transaction data of our team members, clients, borrowers and loan applicants. Similar events outside of our control can also affect the demands we and our vendors may make to respond to any security breaches or similar disruptive events.

We invest in industry-standard security technologies designed to protect our data and business processes against risk of data security breaches and cyberattacks. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. The technologies and other controls and processes designed to secure our team member, client, borrower and loan applicant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls may have not always prevented or detected, and may in the future fail to prevent or detect, unauthorized access to our team member, client, borrower and loan applicant information.

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

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a loan application experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, health pandemics and other similar events and our disaster recovery planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems, such as AI, may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and could also impair the ability of third parties to provide critical services to our business.

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

The development, proliferation and use of AI could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We believe the development and proliferation of AI will have a significant impact in our industry; however, the incipient nature of AI presents risks, challenges, and unintended consequences, including potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data, rules or assumptions that may prove inadequate, information security vulnerabilities and failure to meet customer expectations, among others. For example, the use of AI algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the processing and servicing of mortgage loans. While we aim to develop and use AI responsibly, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, including potential government regulation of AI, deficiencies or failures could give rise to legal and regulatory actions, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.

Laws and regulations related to AI are evolving, and there is uncertainty as to potential adoption of new laws and regulations that may restrict or impose burdensome and costly requirements on our ability to use AI. We may receive claims from third parties, including our competitors, alleging that the use of AI technology infringes on or violates such third party's intellectual property rights. Adverse consequences of these risks related to AI could undermine the decisions, predictions or analyses such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.

We may face significant competition in the market and may be unable to develop and implement AI at the same rate to keep pace with our competitors.

Loss of our key management could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior management, including Mat Ishbia, our Chairman, President and Chief Executive Officer. The experience of our senior management is a valuable asset to us and would be difficult to replace. The loss of the services of our Chairman, President and Chief Executive Officer or other members of senior management could disrupt and have a detrimental effect on our business.

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

We rely on third party sub-servicers who service all the mortgage loans for which we hold MSRs, and our financial performance may be adversely affected by their inability to adequately perform their servicing functions.

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
•if any of our sub-servicers were to face adverse actions from the GSEs or Ginnie Mae due to economic or other circumstances that are difficult to anticipate and are terminated as servicer under their agreements with the GSEs or Ginnie Mae;
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

We currently rely on two nationally-recognized sub-servicers to service all of our mortgage loans for which we have retained MSRs. This sub-servicer counterparty concentration subjects us to a potentially greater impact if any of the risks described above were to occur, and any delay in transferring servicing to a new sub-servicer could further adversely affect servicing performance and cause financial losses. Any of these risks could adversely affect our results of operations, including our loan servicing income and the cash flow generated by our MSR portfolio. Any of these risks may be further exacerbated to the extent we materially increase our MSR portfolio in the future.

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

Servicers of mortgage loans are often times contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Approximately 1.37% of our serviced loans were 60+ days delinquent and 0.11% were in forbearance as of December 31, 2024.

Government intervention also occurs periodically as a result of natural disasters or other events that cause widespread borrower harm. Similar challenges and risks to servicers, including us, will likely occur when such events transpire in the future.

The success and growth of our business will depend upon our ability to be a leader in technological innovation in our industry.

We operate in an industry experiencing rapid technological change and frequent product introductions. In order to succeed, we must lead our peers in designing, innovating and introducing new technology and product offerings to make the mortgage origination process cheaper, faster and easier. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease, we may lose market share and our growth and operations may be harmed. We and many of our competitors are beginning to deploy AI and machine learning technology into systems and processes, and our ability to successfully adopt and implement AI and other technological advancements into our processes efficiently and effectively will impact our future competitiveness.

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates and other client- and loan applicant-expected conveniences. Our proprietary and exclusively licensed technology is integrated into all steps of the loan origination process, from the original submission, to the underwriting to the closing. Our dedication to incorporating technological advancements into our loan origination and servicing platforms requires significant financial and personnel resources. For example, we have invested, and will continue to, invest significant capital resources on developing, maintaining and improving our proprietary technology platforms, including through the integration of AI into these platforms and processes.

To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution (1) becomes non-compliant with existing industry standards, (2) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (3) becomes increasingly expensive to service, retain and update, (4) becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or (5) malfunctions or functions in a way we did not anticipate or that results in loan defects potentially requiring repurchase. As such, it is difficult to predict the problems we may encounter in improving the functionality of our websites and other technologies. If we are unable to successfully develop or adopt new technology as critical systems and applications become dated or obsolete and better options become available, or to respond to technological developments and changing client and borrower needs in a cost-effective manner, we may experience disruptions in our operations, lose market share or incur substantial costs.

We could be adversely affected if we do not adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.

Our proprietary technology platforms and other proprietary rights are important to our success and our competitive position. We rely on intellectual property to protect our proprietary rights. Despite these measures, third parties may attempt to disclose, obtain, copy or use intellectual property rights owned or licensed by us and these measures may not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by us. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors or consultants that have or may have had access to our trade secrets and other proprietary information. Any issued or registered intellectual property rights owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, and such intellectual property rights may be lost or no longer provide us with meaningful competitive advantages. Third parties may also independently develop products, services and technology similar to or duplicative of our products and services.

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

We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our clients, borrowers or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent, or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information, employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable to the GSEs or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

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

As is standard in the industry, under the terms of our master servicing agreements with the GSEs, the GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with the GSE servicing guidelines and contain financial covenants. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.

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

Substantially all of our operations are housed on one campus in Pontiac, Michigan. Our campus could be harmed or rendered inoperable by natural or man-made disasters, including tornadoes, earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, extreme weather conditions, and other natural or man-made disasters, pandemics, or other business interruptions. If due to such disaster a significant portion of our team members must work remotely for an extended period of time, our business may be negatively impacted. See “—If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.” In addition, it could be costly and time-consuming to repair or replace our campus.

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

Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, under current law, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to us and SFS Corp., as holders of membership interests in Holdings LLC (the “Holdings LLC Common Units”). Accordingly, we will incur income taxes on our allocable share of any net taxable income of Holdings LLC. Under the Holdings LLC Second Amended & Restated Limited Liability Company Agreement (the “Holdings LLC A&R Company Agreement”), Holdings LLC will generally be required from time to time to make distributions in cash to its equityholders, SFS Corp. and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Holdings LLC, which may not be pro-rata based on equity holdings due to different tax rates. As a result of our “Up-C” tax structure and differing tax rates, we anticipate that the tax distributions that we receive from time to time will be in amounts that exceed our tax liabilities and obligations to make payments under the tax receivable agreement. Our Board of Directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, special dividends. However, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. If we do not distribute such excess cash, then SFS Corp. would benefit from any value attributable to such cash balances. Consistent with our "Up-C" structure (as described in Note 1 to the Notes to the Consolidated Financial Statements), and notwithstanding any cash that we retain or use to pay our expenses that do not directly affect SFS Corp or Holdings LLC, the ratio of outstanding membership interests in Holdings LLC to shares of our Common Stock shall remain, at all times, one to one.

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

We are not required to make a payment of the 85% applicable tax savings to SFS Corp. unless and until at least one of the payment conditions has been satisfied (the “Payment Conditions”). One Payment Condition is a requirement that we have received a tax opinion that provides that the applicable assets of Holdings LLC giving rise to the payment are “more likely than not” amortizable (the “Indemnifiable Condition”). If we determine that none of the Payment Conditions have been satisfied with respect to all or a portion of such applicable tax savings, we will pay such applicable tax savings (or portion thereof) at the time we reasonably determine a Payment Condition has been satisfied.

If we make a payment and the applicable tax savings are subsequently disallowed, we may deposit future payments due under the tax receivable agreement in an escrow account up to an amount necessary to cover 85% of the estimated additional taxes due by us as a result of the disallowance until such time as there has been a conclusive determination as to the validity of the disallowance. If we make a payment pursuant to the satisfaction of the Indemnifiable Condition and the applicable tax savings are subsequently disallowed, SFS Corp. will be required to indemnify us for 85% of the taxes and any additional losses attributable to the disallowance. At our election, SFS Corp. may satisfy all or a portion of the Indemnifiable Condition by transferring Holdings LLC Common Units held by it. There is no guarantee that SFS Corp. will hold Holdings LLC Common Units with a value sufficient to satisfy this indemnity or that the escrow account will hold sufficient funds to cover the cost of any disallowed tax savings. We could make payments to SFS Corp. under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

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

We fund a vast majority of the mortgage loans we originate through borrowings under our short-term warehouse facilities and funds generated by our operations. Our ability to fund our loan originations may be impacted by our ability to secure further such borrowings on acceptable terms. Our warehouse facilities typically renew annually, although as of December 31, 2024, two of our facilities ($4.5 billion in available credit) had two year renewal terms. As of December 31, 2024, all but $900.0 million of our warehouse facilities were uncommitted and can be terminated by the applicable lender at any time. Our warehouse facilities are generally structured in the form of repurchase agreements. We currently leverage and, to the extent available, intend to continue to leverage the mortgage loans we originate with borrowings under these repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to other lenders, which are the repurchase agreement counterparties, and receive cash from these lenders. These lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but may have terms of up to 364 days or longer. These repurchase agreements subject us to various risks:
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
•We incur losses on a repurchase transaction if the value of the underlying loans has declined as of the end of the transaction term (including as a result of a lender counterparty revaluing the loans), as we would have to repurchase the loans for their initial value but would receive loans worth less than that amount if the loans have not been effectively hedged.

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

We depend on our ability to sell loans and MSRs in the secondary market to fund our operations.

Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBS through Fannie Mae, Freddie Mac, Ginnie Mae, or through our own private label securitizations and sell individually or in bulk to private investors, through mortgage conduits. Sales through the GSEs and Ginnie Mae are limited to conforming loans and non-GSE products, such as jumbo mortgage loans and home equity lines of credits (HELOCs), or for which the GSEs may have imposed limitations, are sold directly to either private investors or into the market through private label securitizations. The gain recognized from origination and subsequent sales in the secondary market represents a significant portion of our revenues and net earnings. A decrease in the prices paid to us upon sale could be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan closings and repay borrowings under our warehouse facilities. Furthermore, non-GSE and Ginnie Mae sales typically take longer to execute which can increase the amount of time that a mortgage loan is held, which exposes us to additional market risk and increased liquidity requirements. If it is not possible or economical for us to complete the sale or securitization of certain of our mortgage loans, we may lack liquidity to continue to fund such loans and our revenues and margins on new loan originations could be materially and negatively impacted.

In addition to the sale of our mortgage loans, we sell MSRs and excess servicing on GSE loans into the market to fund our operational and financing cash needs. The cash generated from the sale of MSRs and GSE excess servicing in the secondary market represents a material source of liquidity and revenue. In recent years we have retained significant amounts of excess servicing on both GSE and Ginnie Mae loans, which is the portion of the mortgage service fee left over after the minimum base mortgage servicing fees paid to mortgage servicers for the maintenance of MBS are deducted. To the extent that excess servicing is retained and cannot be separated from base servicing and sold (as is the case for excess servicing on Ginnie Mae loans), the value of our MSR asset may be even more sensitive to changes in interest rates. We occasionally enter into transactions for MSRs on GSE loans whereby the rights to the excess servicing fees are separated, securitized by the GSEs and sold. As part of these transactions, we retain the obligation to service the loan and therefore continue to receive the base servicing fee. When excess servicing is priced as part of these sale transactions, it is valued based on an estimate of how long the cash flows will last (i.e., how long the related mortgages will be outstanding). The value of excess servicing can change dramatically when interest rates change, because changes in current interest rates relative to the interest rate on the mortgage determine how long the cash flows from excess servicing associated with that mortgage might last. Consequently, while we have been able to sell the excess servicing on GSE loans to generate liquidity, there is no assurance that changes in valuation of MSRs or excess serving may not reduce the value of the assets or the price at which we can sell such assets.

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

Our financing arrangements subject us to risk in volatile interest rate environments

Our financing arrangements subject us to risk from volatile interest rates. Borrowings under our warehouse facilities and some of our other financing facilities are at variable rates of interest based on short term rate indexes, whereas our mortgage loans that serve as collateral for the warehouse facilities are generally based on long-term interest rates, which exposes us to interest rate risk. If short term interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase and if long-term rates do not increase in kind, our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease. Furthermore, we have also issued $2.8 billion in principal amount of senior unsecured notes that mature in 2025, 2027, 2029 and 2030. Currently, the coupon on the 2025, 2027 and 2029 senior unsecured notes is lower than prevailing market interest rates. When each note matures, there is a risk that the notes will need to be refinanced at higher interest rates, or that we will have to use other sources of liquidity to repay these notes, either of which could have an adverse effect on our business or results of operations.

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

We employ various economic hedging strategies to mitigate the interest rate risk and the anticipated loan financing probability or “pull-through risk” inherent in such mortgage assets. Our use of these hedge instruments may expose us to counterparty risk as they are not traded on regulated exchanges or guaranteed by an exchange or our clearinghouse and, consequently, there may not be the same level of protections with respect to margin requirements and positions and other requirements designed to protect both us and our counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.

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

Our warehouse facilities contain, and our other current or future debt agreements contain or may contain, covenants imposing operating and financial restrictions on our business, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, profitability requirements, litigation judgment thresholds, and other customary debt covenants. We are also subject to minimum financial eligibility requirements established by the FHA, VA, USDA, HUD, GSEs, Ginnie Mae, and certain state regulators, including net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service such agency mortgage loans and MBS and cover the associated financial obligations and risks. The minimum liquidity requirements of the GSEs and Ginnie Mae were updated in 2023, increasing certain requirements, and Ginnie Mae implemented a new minimum risk-based capital ratio requirement which became effective as of December 31, 2024. In addition, the indentures governing our 2025 Senior Notes, 2029 Senior Notes, 2027 Senior Notes, and 2030 Senior Notes contain covenants imposing operating and financial restrictions on our business. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity, and could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions.

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

Due to the heavily regulated nature of the mortgage industry, we and our clients are required to comply with a wide array of U.S. federal, state and local laws, rules and regulations that concern, among other things, the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and processing of personal information by us and our clients. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over our business.

Because we originate mortgage loans and provide servicing activities nationwide, we must be licensed in all relevant jurisdictions that require licensure, and we are required to comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also generally require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding equity interests. In addition, we and our clients are currently subject to a variety of, and may in the future become subject to additional U.S. federal, state and local laws that are continuously evolving and developing, including, but not limited to, laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Gramm-Leach-Bliley Act (“GLBA”), the CAN-SPAM Act, and a growing number of state privacy laws including, most notably, the California Consumer Privacy Act ("CCPA") and the California Privacy Rights Act ("CPRA"). We expect more states to enact legislation similar to the CCPA and CPRA, which increase the privacy and security obligations of entities handling certain personal information of such consumers and could require us to provide consumers with privacy rights such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data (generally) are maintained about them. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we process personal information, and therefore limit the effectiveness of our products or services or our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information. Additionally, the interpretation of such data protection and privacy laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect.

We and our clients must also comply with a number of federal, state and local consumer financial services, laws and regulations including, among others, the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the TCPA, the GLBA, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the TRID rules, the Dodd-Frank Act, the Appraisal Independence Rule, the Bank Secrecy Act, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These laws and regulations mandate certain disclosures and notices to borrowers and apply to loan origination, home appraisal, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about borrowers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features. The Appraisal Independence Rule requires that there be a separation of duties to ensure no conflicts of interest. As part of our strategy to provide our clients innovative solutions to bottlenecks in the mortgage loan pipeline, in 2021, we launched UWM Appraisal Direct, in which we directly engage appraisers rather than utilizing an appraisal management company, and in 2022, we launched TRAC, which provides an alternative to the traditional title and closing process by removing the need for a lender title policy. While we believe that these programs meet all of the regulatory and legal requirements, there is a risk that a regulatory agency could decide that our programs do not meet all of the regulatory and legal requirements, or that our programs will not be accepted by other market participants, which could expose us to additional liability, or subject us to repurchase obligations.

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

Both the scope of the laws, rules and regulations and the intensity of the regulatory oversight to which our business is subject has increased over time. In the past years, regulatory enforcement and fines had become more significant across the financial services sector. For example, various federal regulatory agencies and departments, including the DOJ and CFPB, have historically taken the position that antidiscrimination statutes, such as the FHA and the ECOA, that prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, sex, religion and national origin apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). While the recent change in Presidential Administration is expected to reduce the rule making and enforcement power of these regulatory agencies, it is not clear the scope of such future limitations or the timing for implementation. Furthermore, it is not clear what effect those changes will have, or whether as a result of lesser oversight by the federal authorities, states will increase their regulatory oversight. Moreover, subsequent changes in administrations may result in yet other changes in regulatory oversight and enforcement. As these U.S. federal, state and local laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations, including loss of our licenses and approvals to engage in our servicing and lending businesses, costs associated with defending ourselves from investigations and enforcement actions or resulting administrative fines and penalties and civil and criminal liability, including class action lawsuits, which could be detrimental to our business.

The laws and regulations applicable to us are subject to administrative or judicial interpretation. Furthermore, state and federal agencies may differ in their interpretations as may private plaintiffs. Litigation amongst these various agencies and between private plaintiffs, including participants in the mortgage industry, and these agencies have added complexity and ambiguity in interpreting these regulations. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws difficult, uncertain and costly. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance and may result in them having a short or long term competitive advantage. If we are deemed to have violated applicable statutes or regulations, it could result in regulatory investigations, state or federal governmental actions or private civil claims, including class actions, being brought against us. Such litigation would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds and/or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. In addition, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our mortgage loan documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be construed as unenforceable by a court. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.

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

The CFPB has traditionally been active in its monitoring of the loan origination and servicing sectors, and to the extent that it continues its path of regulation and examination it will impact our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and enforcement authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking and enforcement authority with respect to most of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the FDCPA. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay, “Qualified Mortgage” standards and other origination standards and practices as well as guidance addressing relationships with brokers, communication with borrowers, secondary market transactions, servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. Beyond these mortgage-specific initiatives, the CFPB has also issued regulations of fee-based business models and so-called “junk fees," fair lending and servicing, and potential misuse of consumer data. With the second term of the Trump Administration, a level of heightened uncertainty exists with respect to the future of the CFPB, including its leadership. We cannot predict the specific legislative or executive actions that may result or what actions state regulators or enforcement agencies might take in response to changes to the federal regulatory environment. Such actions could impact the industry generally, could impact our ability to reach acceptable resolution with the CFPB or other regulatory or enforcement agencies on outstanding examinations or reviews.

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

State attorneys general, state licensing regulators, and state and local consumer financial protection offices have authority to examine us and/or investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. To the extent that the CFPB or other federal agencies decrease their regulation or oversight of the loan origination and servicing sectors, it may result in increased activity at the state level. This could increase costs and uncertainty as we would have to comply with a variety of state rules and state interpretations of federal statutes, rather than just one federal regulation. Furthermore, as national lender, we will effectively have to comply with strictest interpretation whereas some of our regional or state competitors may not, which could provide them a competitive advantage. In addition, the GSEs and the FHFA, Ginnie Mae, the FTC, HUD, various investors, non-agency securitization trustees and others subject us to periodic reviews and audits. A determination that we have failed to comply with applicable law could lead to enforcement action, administrative fines and penalties, or other administrative action.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate or service loans in some states, which would adversely affect our operations.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage lenders and mortgage loan servicing companies. In most states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business. In addition, as we roll out new services and products, such as title review, settlement services and direct appraisals, we may be subject to additional licenses or regulations.

We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could restrict our ability to originate, purchase, sell or service loans. In addition, our failure to satisfy any such requirements relating to servicing of loans could result in a default under our servicing agreements and have a material adverse effect on our operations. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could limit our ability to originate, purchase, sell or service loans in a certain state, or could result in a default under our financing and servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could have a detrimental effect on our business to the extent they conflict with practices and/or operations we currently employ.

If new laws and regulations lengthen foreclosure times or introduce new regulatory requirements regarding foreclosure procedures, our operating costs could increase and we could be subject to regulatory action.

When a mortgage loan we service is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes, insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Regulatory actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. These regulatory actions and similar actions that may be taken in the future could increase our operating costs and negatively impact our liquidity, as they may extend the period for which we are required to make advances for delinquent principal and interest, taxes and insurance, and could delay our ability to seek reimbursement from the investor to recoup some or all of the advances.

Increased regulatory scrutiny and new laws and procedures could cause us to adopt additional compliance measures and incur additional compliance costs in connection with our foreclosure processes. We may incur legal and other costs responding to regulatory inquiries or addressing any allegation that we improperly foreclosed on a borrower. We could also suffer reputational damage and could be fined or otherwise penalized if we are found to have breached regulatory requirements.

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

From time to time, we are named as a defendant in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters. In addition, we have a large number of team members and have increased our profile in the community and nationally. As a result, the number of lawsuits against us regarding alleged violation of employment laws, including wage and hour, and other employment issues, has and may continue to increase. In recent years there has been an increase in the number of collective and class actions with respect to employment matters against employers generally. Coupled with the expansion of social media platforms and similar platforms that allow individuals access to a broad audience, these claims, whether or not they have merit, could result in reputational risk, negative publicity, out-of-pocket costs and distractions to our management team.

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

Any of these types of matters could cause us to incur costs, loss of business, fines and legal expenses, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand. Any of these instances could have a material adverse effect on our business, financial condition or results of operations.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly, and may jeopardize our federal approvals and state licenses, which may require periodic submission of financial statements. Changes in accounting interpretations or assumptions as well as accounting rule misinterpretations could result in differences in our financial results or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

Risks Associated with Our Corporate Structure and our Capital Structure

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

As of February 24, 2025, there were 157,975,819 shares of our Class A common stock outstanding, substantially all of which can be resold without restrictions. In addition, there are (1) 1,440,332,098 shares of Class A common stock (or approximately 1,531,093,782 shares of Class A common stock if the full amount of the Earn-Out Shares is earned) that may be issued to SFS Corp. or its transferees or assignees in connection with future Holdings LLC Unit Exchanges and (2) 15,874,987 shares may be issued upon exercise of our outstanding Warrants with a strike price of $11.50 per share. We currently have an effective registration statement registering the resale by SFS Corp of 150.0 million shares of Class A Common Stock (of which 88,262,311 remain) and have the obligation under their registration rights agreement to register the issuance of all other shares of Class A Common Stock that may be issued to them. Shares of Class A common stock issuable upon the exercise of our Warrants or in connection with the Earn-Out or upon Exchange Transactions may result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. During 2024, an aggregate of 61,737,689 Holdings LLC Units were exchanged for shares of Class A Common Stock and were sold in public or private transactions. Such sales of shares of Class A common stock or the perception that such sales may occur could depress the market price of our Class A common stock.

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

Significant fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Since the consummation of our Business Combination, trading in the shares of our Class A common stock has been extremely volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Accordingly, the valuation ascribed to us and our Class A common shares may not be indicative of the price that will prevail in the trading market in the future. Any of the factors in this Annual Report could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

In addition, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. In addition, the trading prices of companies that were formerly special purpose acquisition companies have experienced, and may continue to, experience volatility unrelated to the operating performance of the specific company. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to our business could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

Item 1B. Unresolved Staff Comments

None
Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our technology systems and data and have a holistic process for overseeing and managing cybersecurity and information technology related risks. This process is supported by both management and our Board. The Audit Committee of our Board (the “Audit Committee”) has oversight of the Company’s risk management program, and cybersecurity is a component of our overall approach to risk management.

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

Governance & Personnel

Our Board has delegated to the Audit Committee the responsibility for monitoring and overseeing our cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates our information security strategies to ensure effectiveness and, if appropriate, may also include a review from third-party consultants and experts. Our Senior Vice President and Chief Information Security Officer (“CISO”) presents and engages with the Audit Committee and the Board at least semi-annually and more frequently, as needed. Our CISO updates the Audit Committee and the Board on matters regarding information security policies and procedures and cybersecurity risk management strategy. In addition, the full Board may review and assess cybersecurity threats as part of its responsibilities for our risk management oversight.

In addition, we have a Risk Committee comprised of our top executives from across the Company, including our Chief Executive Officer, Chief Risk Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, Chief People Officer, CISO and several other leaders across our legal, operational and reporting functions. The Risk Committee meets every month to discuss and address management of the risks facing our business. Technological risk is a regular component analyzed by our Risk Committee to identify and assess potential cybersecurity risks across our business operations.

Our Information Security team, led by our CISO, has a combined six decades of experience in information technology and cybersecurity. Furthermore, our CISO holds a number of certifications, including CISSP (Certified Information Systems Security Professional), serves on the CISO ExecNet Advisory Council and is active in a number of information security communities and groups. The Information Security team conducts periodic assessment and testing of our policies, standards, processes and practices that are designed to address a multitude of potential cybersecurity threats and incidents. These efforts include a wide range of activities, including penetration testing multiple times throughout the year, adoption and regular evaluation of incident response plans and procedures, regular team member email phishing test campaigns, email security monitoring, real-time vulnerability scanning and intrusion detection, team member cybersecurity awareness programs, regular audits and evaluations of internal and third-party systems, and continuous improvement of the information security management system.

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
Item 2. Properties

Our corporate headquarters, located in Pontiac, Michigan, is comprised of leased buildings with approximately 1.4 million square feet of occupied space, that house substantially all of our operations. In addition, we have two land leases, one providing parking space for our team members and the other providing an outdoor food court pavilion. We lease the space from entities controlled by Mat Ishbia, our CEO, and Jeff Ishbia, a director and our founder. We believe that our corporate headquarters is suitable and adequate to meet the needs of our business.

Item 3. Legal Proceedings

We operate in a heavily regulated industry that is highly sensitive to consumer protection, and we are subject to numerous federal, state and local laws. We are routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. We also, from time to time, initiate legal proceedings against parties from which we believe we have a contractual or other recourse. We are also routinely involved in state regulatory audits and examinations, and occasionally involved in other governmental proceedings arising in connection with our respective business. The resolution of these matters, including the matters specifically described below, is not currently expected to have a material adverse effect on our financial position, financial performance or cash flows.

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

On April 2, 2024, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM, the Company, SFS Corp., and Mat Ishbia, individually (collectively, the “UWM Defendants”) by Therisa D. Escue, et al. (collectively, the “Plaintiffs”). The Plaintiffs seek class certification, monetary damages, attorneys’ fees and equitable and injunctive relief. The Plaintiffs allege, among other things, that for mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their mortgage loans from UWM at pricing and subject to fees substantially in excess of that charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. The UWM Defendants deny the allegations in the complaint. On June 21, 2024, the UWM Defendants filed a motion to dismiss in the case. On August 30, 2024, Plaintiffs filed a first amended class action complaint in the case. On September 17, 2024, the UWM Defendants filed motions for sanctions. On October 15, 2024, the UWM Defendants filed a motion to dismiss the first amended class action complaint and a motion to strike class allegations in the case. On December 13, 2024, the UWM Defendants filed a motion for sanctions based on the new allegations contained in the first amended class action complaint. All of the above referenced motions are pending before the district court.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Ticker Symbol

Our Class A common stock and Warrants are currently listed on the NYSE under the symbols "UWMC" and "UWMCWS," respectively. The closing price of the Class A common stock and Warrants as of February 24, 2025 was $6.44 and $0.17, respectively.

Holders

As of February 24, 2025, there were 36 holders of record of our Class A common stock and 3 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B common stock, Class C common stock, or Class D common stock.

Dividend Policy

We initiated a quarterly dividend on shares of our Class A common stock in the first quarter of 2021. The dividend amount is reviewed each quarter and declared by our Board of Directors quarterly based on a number of factors, including, among other things, our earnings, our financial condition, growth outlook, the capital required to support ongoing growth opportunities and compliance with other internal and external requirements. In connection with the declaration of a dividend on our shares of Class A common stock, the Board, in its capacity as the Manager of Holdings LLC (UWMC's consolidated subsidiary and UWM's direct parent), is required pursuant to the terms of the Second Amended and Restated Operating Agreement of Holdings LLC, to determine whether to (a) make distributions from Holdings LLC to only UWMC, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of UWMC or (b) make proportional and simultaneous distributions from Holdings LLC to both UWMC, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

Performance Graph

The graph below compares the cumulative total return for our common stock for the period from the closing of the Business Combination transaction on January 21, 2021 through December 31, 2024 with the comparable cumulative returns of two indices: the Russell 2000 Index and the Dow Jones US Mortgage Finance Index, which is an industry index comprised of mortgage financing companies. The graph assumes $100 invested on January 21, 2021 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2024.

________________________________________
We use January 21, 2021 as our initial measuring point because we completed our business combination with Gores IV on January 21, 2021, the date on which our shares of Class A common stock began trading on the NYSE.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K (the “Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I, Item 1A “Risk Factors” and elsewhere in this Form 10-K.

Business Overview

We are the largest overall residential mortgage lender in the U.S., by closed loan volume, despite originating mortgage loans exclusively through the wholesale channel. For the last ten years, including the year ended December 31, 2024, we have also been the largest wholesale mortgage lender in the U.S. by closed loan volume. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the Independent Mortgage Broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the year ended December 31, 2024, 89% of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an Independent Mortgage Broker, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we generally hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced ("TBA") market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the MSRs associated with those loans. We currently retain the MSRs associated with the majority of our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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

Loan servicing income. Loan servicing income consists of the contractual fees earned for servicing the loans and includes ancillary revenue such as late fees and modification incentives. Loan servicing income is recognized upon collection of payments from borrowers.

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

Years Ended December 31, 2024, 2023 and 2022 Summary

For the year ended December 31, 2024, we originated $139.4 billion in loans, which was an increase of $31.1 billion, or 28.8%, from the $108.3 billion of originations during the year ended December 31, 2023. We reported net income of $329.4 million for the year ended December 31, 2024, which was an increase of $399.2 million, compared to net loss of $69.8 million for the year ended December 31, 2023. Adjusted EBITDA for the year ended December 31, 2024 was $460.0 million as compared to $478.3 million for the year ended December 31, 2023. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the year ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss)	$329,375	$(69,782)	931,858
Interest expense on non-funding debt	148,620	172,498	132,647
Provision (benefit) for income taxes	6,582	(6,511)	2,811
Depreciation and amortization	45,474	46,146	45,235
Stock-based compensation expense	24,580	13,832	7,545
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(295,197)	330,031	(868,803)
Loss on other interest rate derivatives	215,436	—	—
Deferred compensation, net(2)	(9,349)	(7,938)	7,370
Change in fair value of Public and Private Warrants (3)	(5,091)	6,060	(7,683)
Change in Tax Receivable Agreement liability (4)	70	(1,575)	3,200
Change in fair value of investment securities (5)	(526)	(4,491)	28,222
Adjusted EBITDA	$459,975	$478,270	282,402

(1)Reflects the change ((increase)/decrease) in fair value of MSRs due to changes in valuation inputs or assumptions. Refer to Note 5 - Mortgage Servicing Rights to the consolidated financial statements.
(2)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(3)Reflects the change (increase/(decrease)) in the fair value of the Public and Private Warrants, which expire in January 2026.
(4)Reflects the non-cash (income) expense impact of the change in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements for additional information related to the Tax Receivable Agreement.
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.

Results of Operations for the Year Ended December 31, 2024, 2023 and 2022

	For the year ended December 31,
($ in thousands)	2024	2023	2022
Revenue
Loan production income	$1,528,840	$1,000,547	$981,988
Loan servicing income	636,665	818,703	792,072
Change in fair value of mortgage servicing rights	(294,999)	(854,148)	284,104
Loss on other interest rate derivatives	(215,436)	—	—
Interest income	508,621	346,225	314,462
Total revenue, net	2,163,691	1,311,327	2,372,626
Expenses
Salaries, commissions and benefits	689,160	530,231	552,886
Direct loan production costs	190,277	104,262	90,369
Marketing, travel, and entertainment	96,782	84,515	74,168
Depreciation and amortization	45,474	46,146	45,235
General and administrative	209,838	170,423	179,549
Servicing costs	110,986	131,792	166,024
Interest expense	490,763	320,256	305,987
Other expense (income)	(5,546)	(5)	23,739
Total expenses	1,827,734	1,387,620	1,437,957
Earnings (loss) before income taxes	335,957	(76,293)	934,669
Provision (benefit) for income taxes	6,582	(6,511)	2,811
Net income (loss)	329,375	(69,782)	931,858
Net income (loss) attributable to non-controlling interest	314,971	(56,552)	890,143
Net income (loss) attributable to UWM Holdings Corporation	$14,404	$(13,230)	$41,715

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the year ended December 31,
($ in thousands)	2024	2023	2022
Loan origination volume by type
Purchase:
Conventional	$56,899,265	$58,833,673	$62,274,030
Government	29,257,856	29,640,141	23,773,422
Jumbo and other(1)	9,924,433	5,381,530	4,782,879
Total purchase	$96,081,554	$93,855,344	$90,830,331
Refinance:
Conventional	$17,300,663	$7,082,401	$27,059,252
Government	20,382,191	5,189,598	7,834,636
Jumbo and other(1)	5,668,998	2,148,540	1,561,242
Total refinance	43,351,852	14,420,539	36,455,130
Total loan origination volume	$139,433,406	$108,275,883	$127,285,461
Portfolio metrics
Average loan amount	$386	$368	$365
Weighted average loan-to-value ratio	81.91%	82.89%	79.67%
Weighted average credit score	737	737	738
Weighted average note rate	6.53%	6.65%	4.82%
Percentage of loans sold
To GSEs/GNMA	89%	93%	94%
To other counterparties	11%	7%	6%
Servicing-retained	91%	95%	97%
Servicing-released	9%	5%	3%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the year ended December 31,		Change $	Change %
($ in thousands)	2024	2023
Primary loss	$(1,823,222)	$(1,514,340)	$(308,882)	20.4%
Loan origination fees	463,957	284,185	179,772	63.3%
Provision for representation and warranty obligations	(43,438)	(38,676)	(4,762)	12.3%
Capitalization of MSRs	2,931,543	2,269,378	662,165	29.2%
Loan production income	$1,528,840	$1,000,547	$528,293	52.8%

Gain margin(1)	1.10%	0.92%	0.18%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2023	2022
Primary loss	$(1,514,340)	$(1,479,762)	$(34,578)	2.3%
Loan origination fees	284,185	278,594	5,591	2.0%
Provision for representation and warranty obligations	(38,676)	(30,416)	(8,260)	27.2%
Capitalization of MSRs	2,269,378	2,213,572	55,806	2.5%
Loan production income	$1,000,547	$981,988	$18,559	1.9%

Gain margin(1)	0.92%	0.77%	0.15%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.
MSRs are an element of the total fair value of originated mortgage loans recognized as part of primary gain (loss) upon loan origination, and are separately recognized at estimated fair value within the "capitalization of MSRs" component of loan production income when loans are sold with servicing retained. These components of total loan production income are primarily impacted by market pricing competition, loan production volume, the estimated fair value of MSRs, and the effectiveness of our pipeline hedging strategies, which can be impacted by fluctuations in market interest rates between the lock date and the date a loan is sold into the secondary market.
The total of primary loss and capitalization of MSRs increased approximately $353.3 million for the year ended December 31, 2024 as compared to the same period in 2023. This increase was primarily due to an increase in loan production volume of $31.1 billion, or 28.8%, from $108.3 billion to $139.4 billion during the year ended December 31, 2024, as compared to the same period in 2023, and the impacts of improved market pricing.
Loan origination fees increased by approximately $179.8 million for the year ended December 31, 2024 as compared to the same period in 2023, due to increases in loan production volume and increases in per loan origination and other fees associated with new product offerings. The provision for representations and warranties obligations increased by $4.8 million for the year ended December 31, 2024 as compared to the same period in 2023, due to an increase in loan sales, partially offset by a decrease in expected loss rates.
The increase in production volume was primarily due to higher refinance volume as a result of the generally lower market interest rate environment in 2024 as compared to 2023, along with higher jumbo and other production volume.
The total of primary loss and capitalization of MSRs increased approximately $21.2 million for the year ended December 31, 2023 as compared to the same period in 2022, primarily as a result of a pricing initiative during the second half of 2022 which we transitioned off of in 2023. This was partially offset by a decrease in loan production volume of $19.0 billion, or 14.9%, from $127.3 billion to $108.3 billion during the year ended December 31, 2023, as compared to the same period in 2022, due to lower industry-wide refinance volume as a result of the higher primary mortgage interest rate environment during all of 2023, partially offset by an increase in purchase volume despite the higher interest rate environment during all of 2023.
Loan origination fees increased by approximately $5.6 million for the year ended December 31, 2023 as compared to the same period in 2022, due to increases in per loan origination and other fees associated with new product offerings, partially offset by the decrease in loan production volume. The provision for representations and warranties obligations increased by $8.3 million for the year ended December 31, 2023 as compared to the same period in 2022, due to an increase in expected loss rates, partially offset by the decrease in loan sales.

Loan servicing income and servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee the Company's servicing operations):

	For the year ended December 31,		Change $	Change %
($ in thousands)	2024	2023
Contractual servicing fees	$621,325	$803,750	$(182,425)	(22.7)%
Late, ancillary and other fees	15,340	14,953	387	2.6%
Loan servicing income	$636,665	$818,703	$(182,038)	(22.2)%

Servicing costs	110,986	131,792	(20,806)	(15.8)%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2023	2022
Contractual servicing fees	$803,750	$781,109	$22,641	2.9%
Late, ancillary and other fees	14,953	10,963	3,990	36.4%
Loan servicing income	$818,703	$792,072	$26,631	3.4%

Servicing costs	131,792	166,024	(34,232)	(20.6)%

	For the year ended December 31,
($ in thousands)	2024	2023	2022
Average UPB of loans serviced	$225,840,226	$297,033,124	$309,141,653
Average number of loans serviced	692,908	908,519	961,140
Weighted average servicing fee as of period end	0.3333%	0.3029%	0.2862%

Loan servicing income was $636.7 million for the year ended December 31, 2024, a decrease of $182.0 million, or 22.2%, as compared to $818.7 million for the year ended December 31, 2023. The decrease in loan servicing income during the year ended December 31, 2024 was primarily driven by a decline in the average servicing portfolio, partially offset by an increase in the portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution.

Servicing costs decreased $20.8 million for the year ended December 31, 2024 as compared to the same period in 2023 primarily as a result of a decline in the average servicing portfolio.

Loan servicing income was $818.7 million for the year ended December 31, 2023, an increase of $26.6 million, or 3.4%, as compared to $792.1 million for the year ended December 31, 2022. The increase in loan servicing income during the year ended December 31, 2023 was primarily driven by higher average retained servicing fees, partially offset by a decline in the average servicing portfolio.

Servicing costs decreased $34.2 million for the year ended December 31, 2023 as compared to the same period in 2022 as a result of lower loss mitigation expenses, a decline in the average servicing portfolio, and improved pricing with our sub-servicers.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	December 31, 2024	December 31, 2023
UPB of loans serviced	$242,405,767	$299,456,189
Number of loans serviced	729,781	905,129
MSR portfolio delinquency count (60+ days) as % of total	1.37%	1.15%
Weighted average note rate	4.76%	4.43%
Weighted average service fee	0.3333%	0.3029%

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs for the year ended December 31, 2024 was a decrease of $295.0 million, as compared with a decrease of $854.1 million for the year ended December 31, 2023. The decrease in fair value of MSRs for the year ended December 31, 2024 was primarily attributable to a decline in fair value of approximately $521.4 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $68.8 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $295.2 million due to changes in valuation inputs and assumptions (due primarily to changes in relevant market interest rates).

The decrease in fair value for the year ended December 31, 2023 of approximately $854.1 million was primarily attributable to a decline of approximately $484.8 million due to realization of cash flows, decay, and other (including loans paid in full), a decline of approximately $330.0 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates, and approximately $39.3 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The increase in fair value for the year ended December 31, 2022 of approximately $284.1 million was attributable to an increase of approximately $868.8 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates, partially offset by declines of approximately $556.9 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $27.8 million of net reserves and transaction costs for bulk MSR sales.

Loss on Other Interest Rate Derivatives

The loss on other interest rate derivatives of $215.4 million for the year ended December 31, 2024 was due to losses on interest rate swap futures that we entered into in 2024. The loss was as a result of increases in relevant market interest rates and partially offset the increase in fair value of MSRs due to changes in valuation inputs and assumptions in 2024.
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the year ended December 31,
($ in thousands)	2024	2023	2022
Interest income	$508,621	$346,225	$314,462
Less: Interest expense on funding facilities	342,143	147,758	173,340
Net interest income	$166,478	$198,467	$141,122

Interest expense on non-funding debt	$148,620	$172,498	$132,647
Total interest expense	490,763	320,256	305,987
Net interest income (interest income less interest expense on funding facilities) was $166.5 million for the year ended December 31, 2024, a decrease of $32.0 million, or 16%, as compared to $198.5 million for the year ended December 31, 2023, as a result of higher interest expense on funding facilities, partially offset by an increase in interest income. The increase in interest expense on funding facilities was primarily due to higher average warehouse balances from increased loan production volume in 2024. The increase in interest income was primarily due to higher average balances of mortgage loans at fair value due to increased loan production volume, partially offset by lower average note rates on mortgage loans at fair value.
Interest expense on non-funding debt was $148.6 million for the year ended December 31, 2024, a decrease from $172.5 million for the year ended December 31, 2023, primarily due to a decrease in average borrowings on the MSR facilities in 2024 as proceeds from sales of MSRs were used to reduce outstanding borrowings on the MSR facilities.
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
Interest expense on non-funding debt was $172.5 million for the year ended December 31, 2023, an increase from $132.6 million for the year ended December 31, 2022, primarily due to interest on borrowings on the MSR facilities established in late 2022 and early 2023.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the year ended December 31,		Change $	Change %
	2024	2023
Salaries, commissions and benefits	$689,160	$530,231	$158,929	30.0%
Direct loan production costs	190,277	104,262	86,015	82.5%
Marketing, travel, and entertainment	96,782	84,515	12,267	14.5%
Depreciation and amortization	45,474	46,146	(672)	(1.5)%
General and administrative	209,838	170,423	39,415	23.1%
Other expense (income)	(5,546)	(5)	(5,541)	110820.0%
Other costs	$1,225,985	$935,572	$290,413	31.0%

	For the year ended December 31,		Change $	Change %
	2023	2022
Salaries, commissions and benefits	$530,231	$552,886	$(22,655)	(4.1)%
Direct loan production costs	104,262	90,369	13,893	15.4%
Marketing, travel, and entertainment	84,515	74,168	10,347	14.0%
Depreciation and amortization	46,146	45,235	911	2.0%
General and administrative	170,423	179,549	(9,126)	(5.1)%
Other expense (income)	(5)	23,739	(23,744)	(100.0)%
Other costs	$935,572	$965,946	$(30,374)	(3.1)%

Other costs were $1.2 billion for the year ended December 31, 2024, an increase of $290.4 million, or 31.0%, as compared to $935.6 million for the year ended December 31, 2023. This increase was primarily due to an increase in salaries, commissions and benefits of $158.9 million, or 30.0%, primarily due to an increase in average team member count as we prepare for anticipated increases in production volume, and an increase in direct loan production costs of $86.0 million, primarily due to costs associated with our free credit report and down payment assistance programs as well as increased loan production volume. General and administrative expenses increased $39.4 million primarily due to an increase in computer support services and professional service and legal fees, and marketing, travel and entertainment expenses increased $12.3 million, primarily due to our continued investment in our broker relationships through broker visits and training programs. These increases were partially offset by an increase in other income of $5.5 million primarily due to the decrease in fair value of Public and Private Warrants, partially offset by the decrease in fair value of retained investment securities.

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

Income Taxes

We recorded a $6.6 million provision for income taxes during the year ended December 31, 2024, compared to a $6.5 million benefit for income taxes for the year ended December 31, 2023 and $2.8 million provision for income taxes for the year ended December 31, 2022. The increase in income tax provision for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to an increase in pre-tax income attributable to the Company. The decrease in income tax provision for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to the decrease in pre-tax income attributable to the Company.

Net income

Net income was $329.4 million for the year ended December 31, 2024, an increase of $399.2 million or 572.0%, as compared to net loss of $69.8 million for the year ended December 31, 2023. The increase in net income was primarily the result of an increase in total revenue, net of $852.4 million, partially offset by an increase in total expenses (including income taxes) of $453.2 million, as further described above.

Net loss was $69.8 million for the year ended December 31, 2023, a decrease of $1.0 billion or 107.5%, as compared to net income of $931.9 million for the year ended December 31, 2022. The decrease in net income was primarily the result of a decrease in total revenue, net of $1.1 billion, partially offset by a decrease in total expenses (including income taxes) of $59.7 million, as further described above.

Net income attributable to the Company of $14.4 million for the year ended December 31, 2024 includes the net income of UWM attributable to the Company due to its ownership interest in Holdings LLC throughout 2024, which increased from approximately 6% at December 31, 2023 to approximately 10% at December 31, 2024. Net loss attributable to the Company of $13.2 million and net income attributable to the Company of $41.7 million for the years ended December 31, 2023 and 2022, respectively, includes the net income (loss) of UWM attributable to the Company due to its ownership interest in Holdings LLC throughout 2023 and 2022.

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

Holdings LLC is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on SFS Corp.'s allocable share of the taxable income of

Holdings LLC. We are also subject to contingencies which may have a significant impact on the use of our cash, including our obligations under the Tax Receivable Agreement that we entered into with SFS Corp. at the time of the business combination.

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

We currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current operations and fund our loan originations capital commitments for the next twelve months. We also believe that we have adequate available liquidity to satisfy the upcoming maturity of the 2025 Senior Notes.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of December 31, 2024, there were no outstanding exchanges of collateral.

The amount owed and outstanding on our warehouse facilities fluctuates based on our loan origination volume, the amount of time it takes us to sell the loans we originate, our cash on hand, and our ability to obtain additional financing. From time to time, we will increase or decrease the size of the lines to reflect anticipated increases or decreases in volume, strategies regarding the timing of sales of mortgages to the GSEs or secondary markets and costs associated with not utilizing the lines. We reserve the right to arrange for the early payment of outstanding loans and advances from time to time. As we accumulate loans, a significant portion of our total warehouse facilities may be utilized to fund loans.

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of December 31, 2024:

Facility Type[2]	Collateral	Line Amount as of December 31, 2024[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2024 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/16/2025	$490,509
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	7/24/2020	8/28/2025	1,113,979
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	7/10/2012	9/30/2025	1,034,474
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/08/2025	347,117
Master Repurchase Agreement	Mortgage Loans	$4.0 Billion	5/9/2019	11/28/2025	2,146,009
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/18/2025	283,583
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/18/2026	2,123,381
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2026	705,330
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	150,459
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	23,388
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	279,515
					$8,697,744
1 An aggregate of $900.0 million of these line amounts is committed as of December 31, 2024.
2 Interest rates under these funding facilities are based on a reference short-term interest rate benchmark plus a spread, which ranged from 1.35% to 1.95% for substantially all of our loan production volume as of December 31, 2024.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2024, $23.4 million amount was outstanding under the ASAP+ program and $279.5 million was outstanding through the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of December 31, 2024.

Other Financing Facilities

Senior Notes

On November 3, 2020, our consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year. We used approximately $500.0 million of the net proceeds from the offering of 2025 Senior Notes for general corporate purposes to fund future growth and distributed the remainder to SFS Corp. for tax distributions. Currently, we may redeem the 2025 Senior Notes at 100% of the principal amount plus accrued and unpaid interest.

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

On December 10, 2024, the Company's consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year. We used the net proceeds from the issuance of the 2030 Senior Notes to pay down outstanding amounts on our MSR facilities and for general corporate purposes.

On or after February 1, 2027, we may, at our option, redeem the 2030 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: February 1, 2027 at 103.313%; February 1, 2028 at 101.656%; or February 1, 2029 until maturity at 100%, of the principal amount of the 2030 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to February 1, 2027, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2030 Senior Notes originally issued at a redemption price of 106.625% of the principal amount of the 2030 Senior Notes redeemed on the redemption date plus accrued and unpaid interest, with net proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the 2030 Senior Notes prior to February 1, 2027 at a price equal to 100% of the principal amount redeemed plus a "make-whole" premium, plus accrued and unpaid interest.

The indentures governing the 2025 Senior Notes, the 2027 Senior Notes, the 2029 Senior Notes, and the 2030 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of December 31, 2024.
MSR Facilities
In 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the

Conventional MSR Facility are based on the fair market value of the collateral, and borrowings under the Conventional MSR Facility bear interest based on one-month term SOFR plus an applicable margin.
On January 30, 2023, UWM, amended the Loan and Security Agreement with Citibank, to permit UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.
On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. As of December 31, 2024, $250.0 million was outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2024, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR facility"). The Ginnie Mae MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR facility bear interest based on SOFR plus an applicable margin. The draw period for the Ginnie Mae MSR facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of December 31, 2024, $250.0 million was outstanding under the Ginnie Mae MSR facility.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2024, we were in compliance with all applicable covenants covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 8.28% and 8.80% for the years ended December 31, 2024 and December 31, 2023, respectively.

Excess Servicing Cash Flow Transactions

Pursuant to the guidelines of the GSEs, when we sell loans to the GSEs with servicing retained, we retain a minimum servicing fee (the “Base Servicing Fee”) to compensate us for servicing the mortgage loans. However, at times we may retain servicing fees for our MSRs that exceed the Base Servicing Fee. In 2023, we began conducting sales of excess servicing fee cash flows, whereby the rights to the excess fees are separated, securitized by the GSEs and sold. We retain the obligation to service the loan and therefore continue to receive the base servicing fee. During the years ended December 31, 2024 and December 31, 2023, we sold excess servicing cash flows on certain agency loans for proceeds of approximately $427.7 million and $588.6 million, respectively.
Revolving Credit Facility

In 2022, UWM entered into the Revolving Credit Agreement, between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility had an initial one-year term and automatically renews for successive one-year periods unless terminated by either party. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of December 31, 2024. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2024.

Borrowings Against Investment Securities

In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of December 31, 2024, we had $90.6 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of December 31, 2024, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 74% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of December 31, 2024, we had delivered $4.3 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of December 31, 2024, our finance lease liabilities were $25.1 million, $24.6 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately two months to eleven years.

Cash flow data for the years ended December 31, 2024, 2023 and 2022

	For the year ended December 31,
($ in thousands)	2024	2023	2022
Net cash (used in) provided by operating activities	$(6,241,495)	$165,244	$8,268,182
Net cash provided by investing activities	2,676,092	1,829,962	1,290,346
Net cash provided by (used in) financing activities	3,575,274	(2,202,636)	(9,584,718)
Net increase (decrease) in cash and cash equivalents	$9,871	$(207,430)	$(26,190)
Cash and cash equivalents at the end of the period	507,339	497,468	704,898

Net cash (used in) provided by operating activities
Net cash used in operating activities was $6.2 billion for the year ended December 31, 2024 compared to net cash provided by operating activities of $165.2 million for the same period in 2023. The decrease in cash flows from operating activities year-over-year was primarily driven by the increase in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the period ended December 31, 2024, as compared to a decrease in mortgage loans at fair value for the comparable period in 2023, and an increase in capitalization of MSRs in 2024, along with a smaller decrease in fair value of MSRs, partially offset by an increase in net income in 2024.
Net cash provided by operating activities was $165.2 million for the year ended December 31, 2023 compared to net cash provided by operating activities of $8.27 billion for the same period in 2022. The decrease in cash flows from operating activities year-over-year was primarily driven by the larger decrease in mortgage loans at fair value in the period ended December 31, 2022 as compared to the period ended December 31, 2023 as well as a decrease in net income in 2023, adjusted for non-cash items, including the capitalization and change in fair value of MSRs.

Net cash provided by investing activities

Net cash provided by investing activities was $2.7 billion for the year ended December 31, 2024 compared to $1.8 billion of net cash provided by investing activities for the same period in 2023. The increase in cash flows provided by investing activities was primarily driven by an increase in proceeds from the sales of MSRs and excess servicing cash flows.

Net cash provided by investing activities was $1.83 billion for the year ended December 31, 2023 compared to $1.29 billion of net cash provided by investing activities for the same period in 2022. The increase in cash flows provided by investing activities was a result of the same drivers mentioned in paragraph above.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $3.6 billion for the year ended December 31, 2024 compared to $2.2 billion of net cash used in financing activities for the same period in 2023. The increase in cash flows from financing activities year-over-year was primarily driven by net borrowings under warehouse lines of credit (due to the increase in mortgage loans at fair value) and net proceeds from the issuance of the 2030 Senior Notes, partially offset by net repayments on our MSR facilities, member distributions (including tax distributions), and dividends.

Net cash used in financing activities was $2.2 billion for the year ended December 31, 2023 compared to cash used in financing activities of $9.6 billion for the same period in 2022. The decrease in cash used for financing activities year-over-year was primarily driven by a decrease in net repayments under the warehouse lines of credit for the year ended December 31, 2023, primarily attributable to the smaller decrease in loans at fair value as compared to the year ended December 31, 2022.

Contractual Obligations

Cash requirements from contractual and other obligations

As of December 31, 2024, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, and required tax distributions to SFS Corp. In the fourth quarter of 2024, Holdings LLC issued $800 million in aggregate principal amount of 6.625% senior unsecured notes due 2030. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2023.
During the fourth quarter of 2024, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate $15.8 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $144.0 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on January 9, 2025.
Holdings LLC is generally required from time to time to make distributions in cash to SFS Corp. (as well as distributions to UWMC) in amounts sufficient to cover the taxes on its allocable share of the taxable income of Holdings LLC.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 80% and 76% as of December 31, 2024 and December 31, 2023, respectively.

We also enter into contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The Company occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs (there were no other interest rate derivatives outstanding as of December 31, 2024). These financial instruments include margin call provisions that require us to transfer cash in an amount sufficient to eliminate any margin deficit. A margin deficit generally results from daily changes in the fair value of these financial instruments. We are generally required to satisfy the margin call on the day of or within one business day of such notice.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	December 31, 2024	December 31, 2023
Interest rate lock commitments—fixed rate (a)	$7,661,650	$6,258,801
Interest rate lock commitments—variable rate (a)	7,742	5,926
Commitments to sell loans	2,240,558	2,501,298
Forward commitments to sell mortgage-backed securities	12,601,895	7,968,677

(a) Adjusted for pullthrough rates of 80% and 76% as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, we had sold $1.8 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in January 2025.

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

The fair value of mortgage loans is estimated using observable market information including pricing from current cash commitments from GSEs, recent market commitment prices, or broker quotes, as if the loans were to be sold currently into the secondary market. Loans at fair value for which there is little to no observable trading activity of similar instruments (e.g., scratch and dent buyers) are valued using dealer price quotations which typically results in purchase price discounts. We also factor our loans’ readiness to be sold to loan outlets and adjust the fair value accordingly.

A majority of the revenues from mortgage loan originations are recognized as a component of "loan production income" in the consolidated statements of operations when the loan is originated, which is the primary revenue recognition event as the loans are recorded at estimated fair value upon origination. Loan production income also includes the unrealized gains and losses associated with the changes in the fair value of mortgage loans at fair value and the realized and unrealized gains and losses from certain derivative assets and liabilities. Other companies recognize a majority of the revenue related to lending activity when they make an interest rate lock commitment with a borrower.

Mortgage loans at fair value were $9.5 billion at December 31, 2024, compared to $5.4 billion as of December 31, 2023.

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

MSRs were $3.97 billion as of December 31, 2024, compared to $4.03 billion as of December 31, 2023. For the year ended December 31, 2024, we recognized a gain of $295.2 million due to changes in the fair value of MSRs as a result of changes in valuation inputs and assumptions, primarily as a result of changes in relevant market interest rates, compared to a loss of $330.0 million recognized for the same period in the prior year as a result of decreases in market interest rates.

Derivative Financial Instruments

IRLCs and FLSCs are derivative financial instruments and are recognized as assets or liabilities on the balance sheets and are measured at estimated fair value with changes recorded in the consolidated statements of operations within "loan production income" in the period in which they occur. IRLCs on mortgage loans to be originated or purchased which are intended to be sold are considered derivative financial instruments and are the primary basis of our interest rate or pricing risk. We enter into FLSCs to mitigate risk of IRLCs as well as loans, and to efficiently facilitate sale of loans into the secondary market. IRLCs and FLSCs are free standing derivative financial instruments. The Company also occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs. These other interest rate derivative financial instruments are measured at estimated fair value, based on quoted prices in an active market, with changes in fair value reported in the consolidated statements of operations within "Loss on other interest rate derivatives." There were no other interest rate derivative financial instruments outstanding as of December 31, 2024.

We estimate the fair value of IRLCs and FLSCs based on estimates of the price that would be received to sell an asset or paid to transfer a liability. Each individual contract is the basis for the determination. FLSCs are firm commitments and the value is almost exclusively determined based upon the underlying difference in interest rates between the contract’s terms and current market. Similarly, we value IRLCs based upon the difference between the terms of the individual contract and the current market interest rates. Fair value estimates of IRLCs also take into account the probability that loan commitments may not be expected to be exercised by borrowers (the "pullthrough" rate), which is estimated based on historical experience. We consider the value of net future cash flows related to the associated servicing right of the eventual loan (however, the loan must first be originated, then the loan would need to be sold, with servicing retained or contractually separated, for MSR cash flows to distinctively exist), because if we did not, in most market conditions, IRLCs would result in a somewhat arbitrary loss recognition at inception. For valuation of IRLCs, we prioritize determination of exit price (what a buyer would pay) of the contract in its current form, over future components or elements. This approach results in revenue recognition for relative changes in the fair value of IRLCs during the interest rate lock period (as opposed to the primary revenue recognition event of accepting an interest rate lock), and full revenue recognition when the loan is originated.

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

Derivative assets and liabilities were $100.0 million and $36.0 million, respectively, as of December 31, 2024, as compared to $33.0 million and $40.8 million, respectively, as of December 31, 2023.

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

The maximum exposure under our representations and warranties obligations would be the outstanding principal balance, any premium received on all loans ever sold by us that are not subject to agency certainty clauses, as well as potential costs associated with repurchasing or indemnifying the buyers, less any loans that have already been paid in full by the borrower, loans that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make whole, or that have been repurchased. The Company repurchased $234.4 million, $259.0 million and $355.8 million in UPB of loans during the years ended December 31, 2024, 2023 and 2022, respectively, related to its representations and warranties obligations.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used December 31, 2024 market rates on our instruments outstanding at that time to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, and FLSCs as of December 31, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	December 31, 2024
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$71,854	$(79,109)
MSRs	(187,165)	158,487
IRLCs	56,179	(64,675)
Total change in assets	$(59,132)	$14,703
Increase (decrease) in liabilities
FLSCs	$(128,433)	$139,442
Total change in liabilities	$(128,433)	$139,442

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2024, our originated loans had a weighted average loan to value ratio of 81.91%, and a weighted average FICO score of 737. For the year ended December 31, 2023, our originated loans had a weighted average loan to value ratio of 82.89%, and a weighted average FICO score of 737. For the year ended December 31, 2022, our originated loans had a weighted average loan to value ratio of 79.67%, and a weighted average FICO score of 738.

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

In accordance with the best practices outlined by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2024, 2023 or 2022.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UWM Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Mortgage Servicing Rights — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. Subsequent to initial recognition, the fair value of MSRs is estimated with the assistance of an independent third-party valuation expert based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rate, cost to service, and other assumptions. The Company’s MSRs balance was $3.970 billion at December 31, 2024.

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
February 26, 2025

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of UWM Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2024, and statements of operations, changes in equity, and cash flows, for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 26, 2025

UWM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (includes restricted cash of $16.0 million and $1.0 million, respectively)	$507,339	$497,468
Mortgage loans at fair value	9,516,537	5,449,884
Derivative assets	99,964	33,019
Investment securities at fair value, pledged	103,013	110,352
Accounts receivable, net	417,955	512,070
Mortgage servicing rights	3,969,881	4,026,136
Premises and equipment, net	146,199	146,417
Operating lease right-of-use asset (includes $92,553 and $97,596, respectively, with related parties)	93,730	99,125
Finance lease right-of-use asset, net (includes $22,737 and $24,802, respectively, with related parties)	23,193	29,111
Loans eligible for repurchase from Ginnie Mae	641,554	856,856
Other assets	151,751	111,416
Total assets	$15,671,116	$11,871,854
Liabilities and equity
Warehouse lines of credit	$8,697,744	$4,902,090
Derivative liabilities	35,965	40,781
Secured lines of credit	500,000	750,000
Borrowings against investment securities	90,646	93,814
Accounts payable, accrued expenses and other	580,736	469,101
Accrued distributions and dividends payable	159,827	159,572
Senior notes	2,785,326	1,988,267
Operating lease liability (includes $99,199 and $104,495, respectively, with related parties)	100,376	106,024
Finance lease liability (includes $24,608 and $26,260, respectively, with related parties)	25,094	30,678
Loans eligible for repurchase from Ginnie Mae	641,554	856,856
Total liabilities	13,617,268	9,397,183
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of December 31, 2024 or December 31, 2023	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 157,940,987 and 93,654,269 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	16	10
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2024 or December 31, 2023	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2024 or December 31, 2023	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,440,332,098 and 1,502,069,787 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	144	150
Additional paid-in capital	3,523	1,702
Retained earnings	157,837	110,690
Non-controlling interest	1,892,328	2,362,119
Total equity	2,053,848	2,474,671
Total liabilities and equity	$15,671,116	$11,871,854

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	For the year ended December 31,
	2024	2023	2022
Revenue
Loan production income	$1,528,840	$1,000,547	$981,988
Loan servicing income	636,665	818,703	792,072
Change in fair value of mortgage servicing rights	(294,999)	(854,148)	284,104
Loss on other interest rate derivatives	(215,436)	—	—
Interest income	508,621	346,225	314,462
Total revenue, net	2,163,691	1,311,327	2,372,626
Expenses
Salaries, commissions and benefits	689,160	530,231	552,886
Direct loan production costs	190,277	104,262	90,369
Marketing, travel, and entertainment	96,782	84,515	74,168
Depreciation and amortization	45,474	46,146	45,235
General and administrative	209,838	170,423	179,549
Servicing costs	110,986	131,792	166,024
Interest expense	490,763	320,256	305,987
Other expense (income)	(5,546)	(5)	23,739
Total expenses	1,827,734	1,387,620	1,437,957
Earnings (loss) before income taxes	335,957	(76,293)	934,669
Provision (benefit) for income taxes	6,582	(6,511)	2,811
Net income (loss)	329,375	(69,782)	931,858
Net income (loss) attributable to non-controlling interest	314,971	(56,552)	890,143
Net income (loss) attributable to UWM Holdings Corporation	$14,404	$(13,230)	$41,715

Earnings (loss) per share of Class A common stock (see Note 20):
Basic	$0.13	$(0.14)	$0.45
Diluted	$0.13	$(0.14)	$0.45
Weighted average shares outstanding:
Basic	111,374,469	93,245,373	92,475,170
Diluted	111,374,469	93,245,373	92,475,170

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, December 31, 2021	91,612,305	$9	1,502,069,787	$150	$437	$141,805	$3,028,600	$3,171,001
Net income	—	—	—	—	—	41,715	890,143	931,858
Class A common stock dividends	—	—	—	—	—	(37,023)	—	(37,023)
Member distributions to SFS Corp.	—	—	—	—	—	—	(901,242)	(901,242)
Stock-based compensation	963,669	—	—	—	466	—	7,079	7,545
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	(3,997)	3,551	(446)
Balance, December 31, 2022	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(13,230)	(56,552)	(69,782)
Class A common stock dividends	—	—	—	—	—	(37,351)	—	(37,351)
Member distributions to SFS Corp.	—	—	—	—	—	—	(600,828)	(600,828)
Stock-based compensation	1,078,295	1	—	—	799	—	12,063	12,863
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	18,771	(20,695)	(1,924)
Balance, December 31, 2023	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	14,404	314,971	329,375
Class A common stock dividends	—	—	—	—	—	(46,162)	—	(46,162)
Member distributions to SFS Corp.	—	—	—	—	—	—	(707,848)	(707,848)
Stock-based compensation	2,549,029	—	—	—	1,821	—	22,395	24,216
Re-measurement of non-controlling interest due to change in parent ownership and other	61,737,689	6	(61,737,689)	(6)	—	78,905	(99,309)	(20,404)
Balance, December 31, 2024	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848

.

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$329,375	$(69,782)	$931,858
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	43,437	49,676	57,415
Capitalization of mortgage servicing rights	(2,931,543)	(2,269,378)	(2,213,572)
Change in fair value of mortgage servicing rights	294,999	854,148	(284,104)
Depreciation & amortization	48,777	50,060	49,404
Stock-based compensation expense	24,580	13,832	7,545
(Increase) decrease in fair value of investment securities	(550)	(4,502)	28,227
Increase (decrease) in fair value of warrants liability	(5,089)	6,060	(7,683)
(Increase) decrease in:
Mortgage loans at fair value	(4,066,653)	1,685,076	9,774,941
Derivative assets	(66,945)	49,850	(15,512)
Other assets	57,063	(169,285)	56,626
Increase (decrease) in:
Derivative liabilities	(4,816)	(8,967)	13,007
Other liabilities	35,870	(21,544)	(129,970)
Net cash (used in) provided by operating activities	(6,241,495)	165,244	8,268,182
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(39,455)	(26,434)	(26,615)
Net proceeds from sale of mortgage servicing rights	2,711,955	1,843,649	1,311,282
Proceeds from principal payments on investment securities	7,887	7,439	10,987
Margin calls on borrowings against investment securities	(4,295)	5,308	(5,308)
Net cash provided by investing activities	2,676,092	1,829,962	1,290,346
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	3,795,655	(1,541,903)	(9,510,946)
Repayments of finance lease liabilities	(5,584)	(12,826)	(17,323)
Repayments under equipment notes payable	—	(991)	(1,037)
Borrowings under secured lines of credit	1,675,000	1,000,000	1,250,000
Repayments under secured lines of credit	(1,925,000)	(1,000,000)	(500,000)
Borrowings against investment securities	369,777	166,067	101,345
Repayments of borrowings against investment securities	(372,946)	(173,598)	(118,786)
Proceeds from issuance of senior notes	800,000	—	—
Discount and direct issuance cost of senior notes	(6,958)	—	—
Dividends paid to Class A common stockholders	(39,734)	(37,244)	(36,936)
Member distributions paid to SFS Corp.	(714,027)	(600,828)	(751,035)
Other financing activities	(909)	(1,313)	—
Net cash provided by (used in) financing activities	3,575,274	(2,202,636)	(9,584,718)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,871	(207,430)	(26,190)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	497,468	704,898	731,088
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$507,339	$497,468	$704,898
SUPPLEMENTAL INFORMATION
Cash paid for interest	$476,988	$341,090	$241,732
Cash paid (received) for taxes	2,984	(56)	—

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
UWM Holdings Corporation ("UWMC"), a Delaware corporation, through its consolidated subsidiaries (collectively, the “Company”), engages in the origination, sale and servicing of residential mortgage loans throughout the U.S.
The Company is organized in an “Up-C” structure in which United Wholesale Mortgage, LLC (“UWM”), a Michigan limited liability company (the operating subsidiary) is 100% owned directly by UWM Holdings, LLC (“Holdings LLC”), a Delaware limited liability company which is in turn owned by SFS Holding Corp. (“SFS Corp.”), a Michigan corporation and by the Company. Holdings LLC has two classes of equity, Class B Common Units, which are held solely by SFS Corp, and Class A Common Units, which are held solely by the Company. The Company is the manager of Holdings LLC and its only material direct asset consists of the Class A Common Units in Holdings LLC.
The Company’s current capital structure authorizes four classes of common Stock, Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each of the Class A Common Stock and Class B Common Stock have the same economic interest in the Company, with Class A Common Stock having one vote per share and the Class B Common Stock having 10 votes per share. The holders of Class C common stock and Class D common stock do not have any economic rights, but have one vote per share and 10 votes per shares, respectively. Pursuant to our Certificate of Incorporation, only SFS Corp. and its shareholders can hold either Class B Common Stock or Class D Common Stock.
As part of our structure, SFS Corp. holds Holdings LLC Class B Common Units and an equal number of Class D common stock (each, a “Paired Interest"). Each Paired Interest may be exchanged at any time by SFS Corp. into, at the option of the Company, either, (a) cash or (b) one share of the Company’s Class B common stock (an "Exchange Transaction"). Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 13 - Non-Controlling Interests for further information.
In addition to the Paired Interests that SFS Corp. received in connection with its 2021 acquisition, SFS Corp. is entitled to receive 22,690,421 additional Paired Interests to the extent that the volume weighted average per share price of the Company's Class A common stock over any 10 trading days within any 30 trading day period is greater than or equal to each of the following stock price targets prior to January 21, 2026: $13.00, $15.00, $17.00 and $19.00 per share (total of approximately 90.8 million additional Paired Interests). The Company accounts for the potential earn-out shares as a component of stockholders' equity in accordance with applicable U.S. GAAP. See Note 20 - Earnings Per Share for further information.
Basis of Presentation and Consolidation
The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements. See Note 13 - Non-Controlling Interests for further information.
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
Dividend Policy
In connection with its decision to declare a dividend on its Class A common stock, the Company's Board of Directors (the "Board"), in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, can determine whether to (a) make distributions from Holdings LLC to only UWMC, as the owner of the Class A Units of Holdings LLC with the proportional amount due to SFS Corp. as the owner of the Class B Units of Holdings LLC, being distributed upon the sooner to occur of (i) the Board making a determination to do so or (ii) the date on which Class B Units of Holdings LLC are converted into shares of Class B common stock of the Company or (b) make proportional and simultaneous distributions from Holdings LLC to both UWMC, as the owner of the Class A Units of Holdings LLC and to SFS Corp. as the owner of the Class B Units of Holdings LLC.

Operating Segments
The Company operates in a single segment and is engaged in the origination, sale and servicing of residential mortgage loans, exclusively in the wholesale channel. The President and Chief Executive Officer is the Company's chief operating decision maker (“CODM”). The CODM uses consolidated net income and total assets in assessing the Company's operational performance and in making resource allocation and strategic decisions. The CODM is regularly provided with only the consolidated expenses and assets as presented on the face of the accompanying financial statements, which are included in the measures of the Company's consolidated net income and total assets.
Cash and Cash Equivalents
The Company considers cash and temporary investments with original maturities of three months or less to be cash and cash equivalents. The Company typically maintains cash balances in financial institutions in excess of Federal Deposit Insurance Corporation limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these balances. Restricted cash represents minimum cash deposit requirements with certain of the Company's lenders.
Mortgage Loans at Fair Value and Revenue Recognition
Mortgage loans are recorded at estimated fair value. Fair value of mortgage loans is estimated using observable market information including pricing from current cash commitments from GSEs, recent market commitment prices, or broker quotes, as if the loans were to be sold currently into the secondary market. See Note 2 - Mortgage Loans at Fair Value for further information.
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
The Company generates revenue from the following three components of the loan origination business: (i) loan production income, (ii) loan servicing income, and (iii) interest income. A majority of the revenues from mortgage loan originations are recognized when the loan is originated which is the primary revenue recognition event as the loans are recorded at fair value at that time.

Loan production income. Loan production income includes all components related to the origination and sale of mortgage loans, including: (1) primary gain, which includes: (i) the difference between the estimated fair value or sale price of newly originated loans when sold in the secondary market and the purchase price of such originated loans; the purchase price of originated loans includes the loan principal amount, as well as any compensation paid by us to our clients (i.e., the Independent Mortgage Brokers) and any lender credits provided by us to borrowers, offset by discount points (if any) paid by borrowers to us to reduce their interest rate; (ii) changes in the estimated fair value of loans from the origination date to the sale date, and any difference between proceeds received upon sale (net of certain fees charged by investors) and the current fair value of a loan when sold into the secondary market; and (iii) the change in fair value of IRLCs, FLSCs (used to economically hedge IRLCs and loans at fair value from the origination to the sale date) due to changes in estimated fair value, driven primarily by interest rates but also influenced by other valuation assumptions; (2) loan origination and certain other fees related to the origination of a loan, which generally represent flat, per-loan fee amounts, which are recognized at the time loans are originated; (3) provision for representation and warranty obligations, which represent the reserves initially established at the time of sale for the Company's estimated liabilities associated with the potential repurchase or indemnity of purchasers of loans previously sold due to representation and warranty claims by investors; included within these reserves are amounts for estimated liabilities for requirements to repay a portion of any premium received from investors on the sale of certain loans if such loans are repaid in their entirety within a specified time period after the sale of the loans; and (4) capitalization of MSRs, representing the estimated fair value of newly originated MSRs when loans are sold and the associated servicing rights are retained.

Loan servicing income. Loan servicing income represents revenue earned for servicing loans for various investors. Loan servicing income is generally based on a contractual percentage of the outstanding principal balance and servicing revenue is recognized as the related mortgage payments are received by the Company’s sub-servicers.

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
The fair value of MSRs is estimated with the assistance of a third party broker based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rates, cost to service, float earnings, ancillary income, inflation, delinquency and default rates, among others.
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
Derivatives
Derivatives are recognized as assets or liabilities on the consolidated balance sheets and measured at fair value with changes in fair value recorded within the consolidated statements of operations in the period in which they occur. The Company enters into derivative instruments to reduce its risk exposure to fluctuations in interest rates. The Company accounts for derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting. IRLCs on mortgage loans to be originated or purchased which are intended to be sold are considered to be derivatives with changes in fair value recorded in the consolidated statements of operations as part of loan production income. Fair value is estimated primarily based on relative changes in interest rates for the underlying mortgages to be originated or purchased. Fair value estimates also take into account the probability that loan commitments may not be exercised by customers. The Company uses forward mortgage backed security contracts, which are known as FLSCs, to economically hedge the pipeline of IRLCs and loans at fair value. The Company occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs. These other interest rate derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within "Loss on other interest rate derivatives." See Note 3 – Derivatives for further information.
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
Income Taxes
The Company accounts for income taxes by recognizing expense or benefit for the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse. Valuation allowances are recognized to reduce deferred tax assets to the amounts the Company concludes are more likely than not to be realized. Within particular tax jurisdictions, deferred tax assets and liabilities are offset and presented as a single amount. Net deferred tax assets are reported in "Other assets" and net deferred tax liabilities are reported in "Accounts payable, accrued expenses and other." Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. In any period in which the Company acquires additional units of Holdings LLC by means of an Exchange Transaction, the Company records the related income tax effects as an adjustment to equity.
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
Public and Private Warrants
As of December 31, 2024, the Company had 10,624,987 warrants outstanding which were issued to third-party investors (the "Public Warrants") and 5,250,000 warrants outstanding which were issued in a private sale (the "Private Warrants"), in connection with its IPO. Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Any warrants that have not been exercised prior to January 21, 2026 will expire.
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
Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 54,988,907 shares remained available for issuance under the 2020 Plan as of December 31, 2024.
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
Advertising and Marketing
Advertising and marketing is expensed as incurred and amounted to $31.7 million, $28.4 million and $29.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in "Marketing, travel, and entertainment expenses" in the consolidated statements of operations.
Escrow and Fiduciary Funds
The Company maintains segregated bank accounts in trust for escrow and investor balances for mortgagors with third-party financial institutions. The balances of these accounts for escrows amounted to $1.4 billion and $1.5 billion at December 31, 2024 and December 31, 2023, respectively, and the balances of these accounts for investor funds amounted to $1.0 billion and $0.6 billion as of December 31, 2024 and December 31, 2023, respectively, and are excluded from the consolidated balance sheets.
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
Recently Adopted Accounting Standards
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-1, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASU 2016-2, Leases (Topic 842). This guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvements over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. There was no impact on the Company's consolidated financial statements from adopting this standard effective the fiscal year beginning January 1, 2024.
In November 2023, the FASB issued ASU 2023-7, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses regularly provided to the CODM on an annual and interim basis. This standard became effective beginning with the fiscal year ending December 31, 2024 and did not materially impact the Company's consolidated financial statement disclosures.

Accounting Standards Issued but Not Yet Effective
In December 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company will include the required disclosures in its consolidated financial statements once adopted.
In November 2024, the FASB issued ASU 2024-3, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the consolidated financial statements. The ASU may be applied either prospectively or retrospectively for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company will include the required disclosures in its consolidated financial statements once adopted.
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

(In thousands)	December 31, 2024	December 31, 2023
Mortgage loans, unpaid principal balance	$9,450,137	$5,380,119
Premiums paid on mortgage loans	88,202	55,112
Fair value adjustment	(21,802)	14,653
Mortgage loans at fair value	$9,516,537	$5,449,884
NOTE 3 – DERIVATIVES
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 80% and 76% as of December 31, 2024 and December 31, 2023, respectively. The Company primarily uses FLSCs to economically hedge its pipeline of IRLCs and mortgage loans at fair value. During a portion of 2024, the Company entered into interest rate swap futures as part of its overall interest rate risk mitigation strategy. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within "Loss on other interest rate derivatives." There were no interest rate swap futures contracts outstanding as of December 31, 2024 or December 31, 2023.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	December 31, 2024				December 31, 2023
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$6,729	$33,685	$7,669,392	(a)	$29,623	$2,933	$6,264,727	(a)
FLSCs	93,235	2,280	14,842,453		3,396	37,848	10,469,975
Total	$99,964	$35,965			$33,019	$40,781
(a)Notional amounts have been adjusted for pullthrough rates of 80% and 76% as of December 31, 2024 and December 31, 2023, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	December 31, 2024	December 31, 2023
Servicing fees	$159,282	$164,629
Servicing advances	148,953	177,021
Receivables from sales of servicing	32,582	48,936
Origination receivables	27,527	26,426
Margin deposits	25,520	97,109
Derivative settlements receivable	22,377	1,794
Other receivables	5,592	753
Provision for current expected credit losses	(3,876)	(4,598)
Total accounts receivable, net	$417,955	$512,070
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
The unpaid principal balance of mortgage loans serviced for others approximated $242.4 billion and $299.5 billion at December 31, 2024 and December 31, 2023, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Fair value, beginning of period	$4,026,136	$4,453,261	$3,314,952
Capitalization of MSRs	2,931,543	2,269,378	2,213,572
MSR and excess servicing sales	(2,761,564)	(1,881,683)	(1,387,180)
Changes in fair value:
Due to changes in valuation inputs and assumptions	295,197	(330,031)	868,803
Due to collection/realization of cash flows and other	(521,431)	(484,789)	(556,886)
Fair value, end of period	$3,969,881	$4,026,136	$4,453,261
The following is a summary of the components of the total change in fair value of MSRs as reported in the consolidated statements of operations (in thousands):

	For the year ended December 31,
	2024	2023	2022
Changes in fair value:
Due to changes in valuation inputs and assumptions	$295,197	$(330,031)	$868,803
Due to collection/realization of cash flows and other	(521,431)	(484,789)	(556,886)
Net reserves and transaction costs on sales of servicing rights	(68,765)	(39,328)	(27,813)
Changes in fair value of mortgage servicing rights	$(294,999)	$(854,148)	$284,104
During the years ended December 31, 2024, 2023, and 2022, the Company sold MSRs on loans with an aggregate UPB of approximately $160.9 billion, $99.2 billion and $112.9 billion, respectively, for proceeds of approximately $2.3 billion, $1.3 billion, and $1.4 billion, respectively. In addition, during the years ended December 31, 2024 and 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $57.3 billion and $94.9 billion, respectively, for proceeds of approximately $427.7 million and $588.6 million, respectively. There were no excess servicing sales during the year ended December 31, 2022. In connection with these sales, the Company recorded $68.8 million, $39.3 million, and $27.8 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the consolidated statements of operations.

The following table summarizes the loan servicing income recognized during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Contractual servicing fees	$621,325	$803,750	$781,109
Late, ancillary and other fees	15,340	14,953	10,963
Loan servicing income	$636,665	$818,703	$792,072
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Range			Weighted Average	Range			Weighted Average
Discount rates	9.3%	—	16.0%	10.9%	10.0%	—	16.0%	11.1%
Annual prepayment speeds	4.6%	—	20.9%	8.3%	5.3%	—	21.9%	9.6%
Cost of servicing	$74	—	$124	$85	$74	—	$111	$84
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Discount rate:
+ 10% adverse change – effect on value	$(157,809)	$(140,727)
+ 20% adverse change – effect on value	(302,071)	(269,702)
Prepayment speeds:
+ 10% adverse change – effect on value	$(116,920)	$(124,651)
+ 20% adverse change – effect on value	(226,205)	(240,082)
Cost of servicing:
+ 10% adverse change – effect on value	$(28,352)	$(31,869)
+ 20% adverse change – effect on value	(56,703)	(63,738)
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

	December 31, 2024	December 31, 2023
Leasehold improvements	$164,152	$163,499
Software, including internally-developed	64,880	39,096
Furniture and equipment	56,813	42,154
Projects in process	6,087	8,557
Accumulated depreciation and amortization	(145,733)	(106,889)
Premises and equipment, net	$146,199	$146,417
NOTE 7 – LEASES
Lease Right-of-Use Assets and Liabilities
The Company has operating and finance lease arrangements related to its facilities, furniture and fixtures, and information technology equipment. A substantial portion of the Company’s lease arrangements are with related party entities. See Note 17 - Related Party Transactions for further information.
The Company’s operating lease agreements have remaining terms ranging from approximately three years to thirteen years. Certain lease agreements have renewal options. The components of operating lease expense are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating Lease Cost:
Related party lease expense	$12,175	$11,834	$12,009
Variable lease expense	9,158	10,795	4,500
Third party lease expense	446	446	276
Total lease expense	$21,779	$23,075	$16,785
The Company’s financing lease agreements have remaining terms ranging from approximately two months to eleven years. The components of finance lease expense are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Financing Lease Cost:
Total interest expense	$998	$1,319	$1,895
Related party interest expense	905	959	1,011
Total amortization expense	5,918	13,107	17,667
Related party amortization expense	2,065	2,065	2,062
    Supplemental cash flow information related to leases is as follows (in thousands):

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$12,873	$12,873
Cash paid for amounts included in the measurement of finance lease liabilities – financing and operating cash flows	6,581	14,146
There were no right-of-use assets obtained in exchange for operating or financing liabilities during the years ended December 31, 2024 and 2023.

Supplemental balance sheet information related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating Leases:
Weighted average lease term	11.7 years	12.6 years
Weighted average discount rate	7.4%	7.4%
Finance Leases:
Weighted average lease term	10.7 years	10.3 years
Weighted average discount rate	3.6%	3.6%
The maturities of the Company's operating and finance lease liabilities as of December 31, 2024 are summarized below (in thousands):

	As of December 31, 2024
	Operating Lease Liabilities	Financing Lease Liabilities
2025	$12,990	$3,057
2026	12,996	2,665
2027	12,959	2,668
2028	12,250	2,668
2029	12,250	2,668
Thereafter	86,215	16,604
Total lease payments	149,660	30,330
Less imputed interest	(49,284)	(5,236)
Total	$100,376	$25,094

NOTE 8 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of December 31, 2024 and 2023 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2024	Total Advanced Against Line as of December 31, 2023

Master Repurchase Agreement ("MRA") Funding Limits as of December 31, 2024:
$500 Million	2/29/2012	5/16/2025	$490,509	$489,117
$1.5 Billion	7/24/2020	8/28/2025	1,113,979	791,760
$1.5 Billion	7/10/2012	9/30/2025	1,034,474	175,604
$750 Million	4/23/2021	10/08/2025	347,117	103,729
$4.0 Billion	5/9/2019	11/28/2025	2,146,009	1,475,368
$300 Million	2/26/2016	12/18/2025	283,583	271,179
$3.0 Billion	12/31/2014	2/18/2026	2,123,381	1,252,169
$1.0 Billion	3/7/2019	2/19/2026	705,330	213,556
$500 Million	10/30/2020	6/26/2026	150,459	75,691
Early Funding:
$600 Million (ASAP + - see below)		No expiration	23,388	—
$750 Million (EF - see below)		No expiration	279,515	53,917
			$8,697,744	$4,902,090
All interest rates are variable based upon a spread to SOFR or other alternative index.
1 An aggregate of $900.0 million of these line amounts is committed as of December 31, 2024.
2 Interest rates under these funding facilities are based on a reference short-term interest rate benchmark plus a spread, which ranged from 1.35% to 1.95% for substantially all of our loan production volume as of December 31, 2024 and 1.35% to 2.30% as of December 31, 2023 .
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2024, $23.4 million amount was outstanding through the ASAP+ program and $279.5 million was outstanding through the EF program.
As of December 31, 2024, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of December 31, 2024.
MSR Facilities
In 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the Conventional MSR Facility are based on the fair market value of the collateral. Borrowings under the Conventional MSR Facility bear interest based on SOFR plus an applicable margin. The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement.

On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of December 31, 2024, the Company was in compliance with all applicable covenants under the Conventional MSR Facility. As of December 31, 2024 and December 31, 2023, $250.0 million and $500.0 million was outstanding under the Conventional MSR Facility, respectively.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR facility"). The Ginnie Mae MSR facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR facility bear interest based on SOFR plus an applicable margin. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2024, the Company was in compliance with all applicable covenants. The draw period for the Ginnie Mae MSR facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of December 31, 2024 and December 31, 2023, $250.0 million and $250.0 million was outstanding under the Ginnie Mae MSR facility, respectively.
The weighted average interest rate charged for borrowings under our MSR facilities was 8.28% and 8.80% for the years ended December 31, 2024 and December 31, 2023, respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the consolidated balance sheets.
NOTE 9 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			December 31, 2024		December 31, 2023
Facility Type	Maturity Date	Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2025 Senior notes(1)	11/15/2025	5.500%	$798,084	$800,000	$795,894	$800,000
2027 Senior notes(2)	06/15/2027	5.750%	497,870	500,000	497,003	500,000
2029 Senior notes(3)	04/15/2029	5.500%	696,245	700,000	695,370	700,000
2030 Senior notes(4)	02/01/2030	6.625%	793,127	800,000	—	—
Total senior notes			$2,785,326	$2,800,000	$1,988,267	$2,000,000

Weighted average interest rate			5.87%		5.56%

(1) Carrying amount includes $1.9 million and $4.1 million of unamortized debt issuance costs and discounts as of December 31, 2024 and December 31, 2023, respectively.
(2) Carrying amount includes $2.1 million and $3.0 million of unamortized debt issuance costs and discounts as of December 31, 2024 and December 31, 2023, respectively.
(3) Carrying amount includes $3.8 million and $4.6 million of unamortized debt issuance costs and discounts as of December 31, 2024 and December 31, 2023, respectively.
(4) Carrying amount includes $6.9 million of unamortized debt issuance costs and discounts as of December 31, 2024.
2025 Senior Notes
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year. The Company may currently redeem the 2025 Senior Notes at any time before maturity at par plus any accrued and unpaid interest.
2027 Senior Notes

On November 22, 2021, the Company's consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year. The Company may currently redeem the 2027 Senior Notes at any time before maturity at various fixed redemption prices that reduce over time to maturity plus accrued and unpaid interest.

2029 Senior Notes
On April 7, 2021, the Company's consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2029 Senior Notes is due semi-annually on April 15 and October 15 of each year. The Company may currently redeem the 2029 Senior Notes at any time before maturity at various fixed redemption prices that reduce over time to maturity plus accrued and unpaid interest.

2030 Senior Notes

On December 10, 2024, the Company's consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year. commencing on August 1, 2025.

On or after February 1, 2027, the Company may, at its option, redeem the 2030 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: February 1, 2027 at 103.313%; February 1, 2028 at 101.656%; or February 1, 2029 until maturity at 100%, of the principal amount of the 2030 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to February 1, 2027, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2030 Senior Notes originally issued at a redemption price of 106.625% of the principal amount of the 2030 Senior Notes redeemed on the redemption date plus accrued and unpaid interest, with net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the 2030 Senior Notes prior to February 1, 2027 at a price equal to 100% of the principal amount redeemed plus a "make-whole" premium, plus accrued and unpaid interest.
The indentures governing the 2025, 2027, 2029, and 2030 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of December 31, 2024.
Revolving Credit Facility

In 2022, UWM entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) between UWM, as the borrower, and SFS Corp., as the lender. The Revolving Credit Agreement provides for, among other things, a $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility had an initial one-year term and automatically renews for successive one-year periods unless terminated by either party. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time, and accrue interest at the Applicable Prime Rate (as defined in the Revolving Credit Agreement). UWM may utilize the Revolving Credit Facility in connection with: (i) operational and investment activities, including but not limited to funding and/or advances related to (a) servicing rights, (b) ‘scratch and dent’ loans, (c) margin requirements, and (d) equity in loans held for sale; and (ii) general corporate purposes.

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of December 31, 2024. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2024 or December 31, 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $234.4 million, $259.0 million, and $355.8 million in UPB of loans during the years ended December 31, 2024, 2023, and 2022, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the year ended December 31,
	2024	2023	2022
Balance, beginning of period	$62,865	$60,495	$86,762
Additions	43,437	49,676	57,415
Loss realized, net of adjustments	(18,655)	(47,306)	(83,682)
Balance, end of period	$87,647	$62,865	$60,495
Commitments to Originate Loans
As of December 31, 2024, the Company had agreed to extend credit to potential borrowers for approximately $14.9 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
Legal and Regulatory Matters
The Company operates in a heavily regulated industry that is highly sensitive to consumer protection, and is subject to numerous federal, state and local laws. The Company is routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. The Company also, from time to time, initiates legal proceedings against parties from which we believe we have a contractual or other recourse. The Company is also routinely involved in state regulatory audits and examinations, and is occasionally involved in other governmental proceedings arising in connection with our business activities. Based on the Company's assessment of the facts and circumstances associated with these matters, we do not believe any of the legal or regulatory matters with which the Company is currently involved, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period.

NOTE 11 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	December 31, 2024	December 31, 2023
Servicing fees payable	95,621	99,694
Accrued compensation and benefits	90,964	82,745
Representations and warranties reserve	87,647	62,865
TRA liability	78,519	15,494
Margin call payable	66,551	260
Accrued interest and bank fees	41,851	24,985
Other accrued expenses	36,773	12,199
Other accounts payable	37,352	42,914
Investor payables	24,883	25,001
Derivative settlements payable	13,622	64,777
Deferred tax liability	4,210	30,334
Public and Private Warrants	2,743	7,833
Total accounts payable, accrued expenses and other	$580,736	$469,101

NOTE 12 – VARIABLE INTEREST ENTITIES
The Company is the managing member of Holdings LLC with 100% of the management and voting power. In its capacity as managing member, the Company has the sole authority to make decisions on behalf of Holdings LLC and bind Holdings LLC to signed agreements. Further, Holdings LLC maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights.
Management concluded that the Company is Holdings LLC’s primary beneficiary. As the primary beneficiary, the Company consolidates the results and operations of Holdings LLC for financial reporting purposes under the variable interest entity (“VIE”) consolidation model.
The Company's relationship with Holdings LLC results in no recourse to the general credit of the Company. The Company's ownership interest in Holdings LLC represents the Company's sole investment. The Company shares in the income and losses of Holdings LLC in direct proportion to the Company's ownership interest. Further, the Company has no contractual requirement to provide financial support to Holdings LLC.
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the years ended December 31, 2024, 2023, and 2022.
In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the consolidated balance sheet as of December 31, 2024 and December 31, 2023. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The

Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of December 31, 2024, $101.0 million of the $103.0 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $90.6 million with remaining maturities ranging from approximately one to three months as of December 31, 2024, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 13 – NON-CONTROLLING INTERESTS
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	December 31, 2024		December 31, 2023
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	157,940,987	9.88%	93,654,269	5.87%
SFS Corp. ownership of Class B Common Units	1,440,332,098	90.12%	1,502,069,787	94.13%
Balance at end of period	1,598,273,085	100.00%	1,595,724,056	100.0%
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
During the year ended December 31, 2024, the Company issued 2,549,029 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 61,737,689 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the consolidated statement of changes in equity. Refer to Note 18 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to maintain certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of December 31, 2024, the most restrictive of these requirements require UWM to maintain a minimum net worth of $715.3 million, minimum liquidity of $321.7 million, and minimum capital and risk-based capital ratios of 6%. As of December 31, 2024, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

NOTE 15 – EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) plan covering substantially all team members. Team members can make elective contributions to the plan as allowed by the Internal Revenue Service and plan limitations. The Company makes discretionary matching contributions of 50% of the first 3% of team members’ contributions to the plan, up to an annual maximum of approximately $2,500 per team member. Matching contributions to the plan totaled approximately $6.4 million, $5.2 million and $5.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in salaries, commissions and benefits expense in the consolidated statements of operations.
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2024 or December 31, 2023.

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

Investment securities at fair value, pledged: The Company has previously sold mortgage loans that it originates through its private label securitization transactions. In executing these securitizations, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts. The fair value of these investment securities is primarily based on observable market data and therefore categorized as Level 2.

MSRs: The fair value of MSRs is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. The model includes estimates of prepayment speeds, discount rate, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various sources. These fair value measurements are classified as Level 3.

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

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,516,537	$—	$9,516,537
IRLCs	—	—	6,729	6,729
FLSCs	—	93,235	—	93,235
Investment securities at fair value, pledged	—	103,013	—	103,013
Mortgage servicing rights	—	—	3,969,881	3,969,881
Total assets	$—	$9,712,785	$3,976,610	$13,689,395
Liabilities:
IRLCs	$—	$—	$33,685	$33,685
FLSCs	—	2,280	—	2,280
Public and Private Warrants	2,178	565	—	2,743
Total liabilities	$2,178	$2,845	$33,685	$38,708

	December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$5,449,884	$—	$5,449,884
IRLCs	—	—	29,623	29,623
FLSCs	—	3,396	—	3,396
Investment securities at fair value, pledged	—	110,352	—	110,352
Mortgage servicing rights	—	—	4,026,136	4,026,136
Total assets	$—	$5,563,632	$4,055,759	$9,619,391
Liabilities:
IRLCs	$—	$—	$2,933	$2,933
FLSCs	—	37,848	—	37,848
Public and Private warrants	3,078	4,755	—	7,833
Total liabilities	$3,078	$42,603	$2,933	$48,614
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	December 31, 2024	December 31, 2023
Pullthrough rate (weighted avg.)	80%	76%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the year ended December 31, 2024.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$798,084	$797,080	$795,894	$795,144
2027 Senior Notes, due 6/15/27	497,870	494,080	497,003	490,825
2029 Senior Notes, due 4/15/29	696,245	675,206	695,370	662,396
2030 Senior Notes, due 2/1/30	793,127	795,408	—	—
Total senior notes	$2,785,326	$2,761,774	$1,988,267	$1,948,365
The fair value of the 2025, 2027, 2029, and 2030 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of December 31, 2024 and December 31, 2023, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS
In the normal course of business, the Company engages in the following significant related party transactions:
•The Company’s corporate campus is located in buildings and on land that are owned by entities controlled by the Company’s founder (who is a current member of the Board of Directors) and its CEO and leased by the Company from these entities, one of which is classified as a finance lease. The Company also makes leasehold improvements to these properties for the benefit of the Company, for which the Company is responsible pursuant to the terms of the lease agreements;
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
The Company made net payments to various companies related through common ownership as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Rent and other occupancy related fees, net	$19,517	$19,968	$24,901
Legal fees	600	600	600
Other general and administrative expenses	240	623	849
Total related party net payments	$20,357	$21,191	$26,350
Additionally, the Company made payments of $0.2 million, $0.4 million and $0.5 million, respectively, to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the years ended December 31, 2024, 2023, and 2022.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of December 31, 2024 or 2023. Refer to Note 9 - Other Borrowings for further details.

NOTE 18 – INCOME TAXES
Income Tax Provision (Benefit)
Earnings (loss) before income taxes of the Company are related to operations within the United States, and no component of the Company's earnings are related to foreign operations. The following table details the Company's provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Current income tax expense (benefit):
Federal	$2	$31	$(118)
State	1,242	64	(569)
Total current income tax expense (benefit)	1,244	95	(687)
Deferred income tax expense (benefit):
Federal	734	(4,798)	3,916
State	4,604	(1,808)	(418)
Total deferred income tax expense (benefit)	5,338	(6,606)	3,498
Total provision (benefit) for income taxes	$6,582	$(6,511)	$2,811

The following table provides a reconciliation of the statutory federal income tax expense (benefit) to the income tax expense (benefit) from continuing operations:

	For the year ended December 31,
	2024	2023	2022
Income tax expense (benefit) at the federal statutory rate	$70,551	$(16,022)	$196,400
Income (loss) attributable to non-controlling interest	(67,205)	11,876	(186,931)
Other	3,236	(2,365)	(6,658)
Total income tax expense (benefit)	$6,582	$(6,511)	$2,811
The Company’s income tax expense (benefit) varies from the expense (benefit) that would be expected based on statutory rates due primarily to its legal entity structure. UWM and Holdings LLC are treated as pass-through entities for federal and most state and local income tax jurisdictions, while UWMC is treated as a taxable corporation. As such, these entities are generally not subject to federal or most state and local incomes taxes, while UWMC is subject to tax on its allocable share of the taxable income or loss generated by these entities.
Deferred Tax Assets and Liabilities
The following table details the components of temporary differences that give rise to deferred tax assets and liabilities:

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$20,365	$15,900
Other	5,982	591
Gross deferred tax assets	26,347	16,491
Valuation allowance	(26)	—
Total deferred tax assets, net of valuation allowance	26,321	16,491
Deferred tax liabilities:
Investment in partnership	(13,722)	(46,825)
Other	(4,810)	—
Total deferred tax liabilities	(18,532)	(46,825)
Net deferred tax assets (liabilities)	$7,789	$(30,334)
As of December 31, 2024, the Company had tax-effected federal net operating loss carryforwards of $18.9 million and state and local net operating loss carryforwards of $1.4 million. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2031. The federal net operating loss carryforwards can be carried forward indefinitely.
Other
The Company had no unrecognized tax benefits, and as such no interest or penalties were recognized in income tax expense. As of December 31, 2024, tax years 2021 and forward are subject to examination by the tax authorities in federal and state jurisdictions, with certain exceptions for state jurisdictions with longer statute of limitation periods.
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

During 2024, as a result of Exchange Transactions, the Company acquired 61,737,689 units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which was immediately converted into shares of Class A common stock. This resulted in a net decrease in the Company’s deferred tax liability related to its investment in Holdings LLC in the amount of $42.1 million, and an increase in the TRA liability in the amount of $63.0 million. The offsetting amount was recorded as an adjustment to equity. During 2023, no Exchange Transactions took place.
As of December 31, 2024 and December 31, 2023, the Company had recognized a liability arising from the TRA of $78.5 million and $15.5 million, respectively. No payments were made to SFS Corp. pursuant to the TRA during the years ended December 31, 2024 or December 31, 2023.

NOTE 19 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	7,867,321	$5.89	4,005,801	$5.30	2,812,320	$7.75
Granted [1]	15,805,320	6.90	5,668,639	6.26	2,458,883	3.61
Vested	(2,685,345)	5.73	(1,358,083)	6.07	(963,772)	7.72
Forfeited	(989,604)	6.55	(449,036)	4.77	(301,630)	6.57
Unvested - end of period	19,997,692	$6.68	7,867,321	$5.89	4,005,801	$5.30

[1] The RSUs granted during the year ended December 31, 2024 had vesting terms ranging from immediate to 7 years from the grant date.
Stock-based compensation expense recognized for the years ended December 31, 2024, 2023, and 2022 was $24.6 million, $13.8 million, and $7.5 million, respectively. As of December 31, 2024, there was $116.0 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 4.1 years.

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
Basic earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) attributable to UWM Holdings Corporation by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 13, Non-Controlling Interests for a description of the Paired Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
There was no Class B common stock outstanding as of December 31, 2024 or December 31, 2023.
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended December 31, 2024, 2023, and 2022 (in thousands, except shares and per share amounts):

	For the year ended December 31,
	2024	2023	2022
Net income (loss)	$329,375	$(69,782)	$931,858
Net income (loss) attributable to non-controlling interests	314,971	(56,552)	890,143
Net income (loss) attributable to UWMC	14,404	(13,230)	41,715
Numerator:
Net income (loss) attributable to Class A common shareholders	$14,404	$(13,230)	$41,715
Net income (loss) attributable to Class A common shareholders - diluted	$14,404	$(13,230)	$41,715
Denominator:
Weighted average shares of Class A common stock outstanding - basic	111,374,469	93,245,373	92,475,170
Weighted average shares of Class A common stock outstanding - diluted	111,374,469	93,245,373	92,475,170
Earnings (loss) per share of Class A common stock outstanding - basic	$0.13	$(0.14)	$0.45
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.13	$(0.14)	$0.45
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the years ended December 31, 2024, 2023, and 2022. Under the if-converted method, all of the Company's net income (loss) for the applicable periods is attributable to Class A common shareholders. The net income (loss) of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the years ended December 31, 2024, 2023, and 2022. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 21 – SUBSEQUENT EVENTS
Subsequent to December 31, 2024, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on April 10, 2025 to stockholders of record at the close of business on March 20, 2025. Additionally, the Board approved a proportional distribution to SFS Corp. which is payable on or around April 10, 2025.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, as of December 31, 2024 we assert that we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans
During the year ended December 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our Proxy Statement pertaining to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our Proxy Statement pertaining to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

The following table summarizes information as of December 31, 2024 concerning our shares of Class A common stock authorized for issuance under our equity incentive plan.

	Equity Compensation Plan Information
	As of December 31, 2024
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2020 Plan (2)	$19,997,692	$—	$54,988,907
Equity compensation plans not approved by security holders	—	—	—
Total	$19,997,692	$—	$54,988,907

(1) The securities included in column (a) of this table are time-based restricted stock units, for which no exercise price applies.
(2) The securities included in column (a) includes unvested restricted stock units granted from the 2020 Omnibus Incentive Plan. Column (c) reflects the remaining share reserve under the 2020 Omnibus Incentive Plan attributable to the initial 80,000,000 shares reserved for issuance.

Other information required by this Item 12 is hereby incorporated by reference from our Proxy Statement pertaining to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our Proxy Statement pertaining to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our Proxy Statement pertaining to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

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

4.11
Indenture, dated December 10, 2024, by and between UWM Holdings, LLC, as issuer, United Wholesale Mortgage, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2024).

4.12	Form of 6.625% Senior Notes due 2030 (included in Exhibit 4.11) (incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2024).

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

10.4*
Lease Agreement, dated June 28, 2017, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.4.1
First Amendment to Lease, dated May 11, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.4.2
Second Amendment to Lease, dated June 20, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.4.3
Third Amendment to Lease, dated September 28, 2018, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.4.4
Fourth Amendment to Lease, dated February 21, 2019, by and between UWM, as tenant, and Pontiac Center Investment, LLC, as landlord (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.5
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

10.7*#	Master Repurchase Agreement, dated March 7, 2019, by and between UWM and Jefferies Funding LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.7.1
Omnibus Amendment to Master Repurchase Agreement, dated December 14, 2020, by and between UWM and Jefferies Funding LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.8*#
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

10.9.1*
Amendment No. 1 to Master Repurchase Agreement, dated November 4, 2015, by and between UWM and UBS BANK USA (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.2*
Assignment and Amendment No. 2 to Master Repurchase Agreement, dated August 16, 2016, by and among UWM, UBS Bank USA, and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.3*	Amendment No. 3 to Master Repurchase Agreement, dated November 2, 2016, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.4*	Amendment No. 4 to Master Repurchase Agreement, dated January 2, 2018, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.5	Amendment No. 5 to Master Repurchase Agreement, dated May 30, 2018, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.6#	Amendment No. 6 to Master Repurchase Agreement, dated January 14, 2019, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.7#
Amendment No. 7 to Master Repurchase Agreement, dated February 21, 2019, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.8#	Amendment No. 8 to Master Repurchase Agreement, dated January 13, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.9	Amendment No. 9 to Master Repurchase Agreement, dated April 15, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.10	Amendment No. 10 to Master Repurchase Agreement, dated August 3, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.11#
Amendment No. 11 to Master Repurchase Agreement and Amendment No. 24 to Pricing Letter, dated December 14, 2020, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.9.12#	Amendment No. 18 to Master Repurchase Agreement, dated October 1, 2024, by and between UWM and UBS AG (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021)

10.10*
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

10.11*#
Master Repurchase Agreement, dated as of April 23, 2021, by and among Goldman Sachs Bank USA, A National Banking Institution, United Shore Repo Seller 4 LLC, and United Wholesale Mortgage, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

10.12
Purchase Agreement, dated March 30, 2021, among United Wholesale Mortgage and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule A thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2021).

10.13*#
Master Repurchase Agreement, dated as of October 30, 2021, by and among United Shore Financial Services, LLC, United Shore Repo Seller 3 LLC and Citibank, N.A., as amended by the Amendment, dated as of May 26, 2021, by and among Citibank, N.A., UWM, and United Shore Repo Seller 3 LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2021).

10.14	Amended and Restated Master Purchase Agreement, dated as of February 24, 2021, by and among UWM, United Shore Repo Seller 2 LLC and Bank of America, N.A.

10.15†	Form of UWM Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 1, 2022)

10.16#
Revolving Credit Agreement, dated August 8, 2022, between United Wholesale Mortgage, LLC, as borrower, and SFS Holding Corp., as lender (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.17#
Amended and Restated Loan and Security Agreement, dated September 30, 2022, between United Wholesale Mortgage, LLC, as borrower, and Citibank, N.A., as lender (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 4, 2022).

10.18.1#
Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated January 20, 2023, between United Wholesale Mortgage, LLC and Citibank, N.A. (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 1, 2023).

10.18.2
Amendment No. 6 to the Amended and Restated Loan and Security Agreement, dated June 27, 2024, between United Wholesale Mortgage, LLC and Citibank, N.A. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.19*#
Credit Agreement, dated March 20, 2023, between United Wholesale Mortgage, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent, and the lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed March 22, 2023).

10.19.1*#
First Amendment to Credit Agreement, dated March 20, 2024, between United Wholesale Mortgage, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent, and the lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024).

10.20*#
Master Repurchase Agreement and Securities Contract, conformed through Amendment No. 7, dated May 25, 2023, between United Wholesale Mortgage, LLC, as seller, and Bank of Montreal, as buyer (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed November 8, 2023).

10.20.1*#%
Amended and Restated Master Purchase Agreement and Securities Contract, conformed through Amendment No. 8, dated January 30, 2025, between United Wholesale Mortgage, LLC, as seller, and Bank of Montreal, as buyer.

10.21
Purchase Agreement, dated December 5, 2024, among UWM Holdings, LLC and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule A thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on December 6, 2024).

10.22†%	Form of 2024 UWM Holdings Corporation Restricted Stock Unit Agreement

19%	UWM Holdings Corporation Insider Trading Policy

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Current Report on Form 8-K filed on January 22, 2021).

23.1%	Consent of Deloitte & Touche LLP

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1%	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	UWM Holdings Corporation Executive Officer Clawback Policy

101.0 INS%	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH%	XBRL Taxonomy Extension Schema Document.

101.CAL%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB%	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE%	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.
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

UWM HOLDINGS CORPORATION

Date: February 26, 2025	By:	/s/ Mathew Ishbia
Mathew Ishbia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2025.

Name	Position	Date

/s/ Mathew Ishbia	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2025
Mathew Ishbia

/s/ Andrew Hubacker	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	February 26, 2025
Andrew Hubacker

/s/ Stacey Coopes	Director	February 26, 2025
Stacey Coopes

/s/ Kelly Czubak	Director	February 26, 2025
Kelly Czubak

/s/ Alex Elezaj	Director	February 26, 2025
Alex Elezaj

/s/ Jeffrey A. Ishbia	Director	February 26, 2025
Jeffrey A. Ishbia

/s/ Justin Ishbia	Director	February 26, 2025
Justin Ishbia

/s/ Laura Lawson	Director	February 26, 2025
Laura Lawson

/s/ Isiah Thomas	Director	February 26, 2025
Isiah Thomas

/s/ Robert Verdun	Director	February 26, 2025
Robert Verdun

/s/ Melinda Wilner	Director	February 26, 2025
Melinda Wilner