Form 10-K/A
period 2024-12-31
UWM Holdings Corp
filed 2025-02-27
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

UWM Holdings Corporation (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) filed with the Securities and Exchange Commission on February 26, 2025, solely to amend Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm. On February 26, 2025, Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, provided to the Company a manually signed consent prior to the filing of the Original Form 10-K consenting to the incorporation by reference in certain Company Registration Statements as of its reports dated February 26, 2025, included in the Original Form 10-K. The consent attached as Exhibit 23.1 to the Original Form 10-K inadvertently omitted the conformed electronic signature of Deloitte. The Company is amending the Original Form 10-K to include the executed copy of the consent including the conformed electronic signature of Deloitte, which is attached to this Form 10-K/A as Exhibit 23.1. There are no other changes to the Original Form 10-K or the consent.

This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

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

10.20.1*#^
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

10.22†^	Form of 2024 UWM Holdings Corporation Restricted Stock Unit Agreement

19^	UWM Holdings Corporation Insider Trading Policy

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Current Report on Form 8-K filed on January 22, 2021).

23.1%	Consent of Deloitte & Touche LLP

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1^	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97^	UWM Holdings Corporation Executive Officer Clawback Policy

101.0 INS^	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.
*
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates a management contract or compensatory plan, contract or arrangement.
#	Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.
^	Previously filed or furnished with the Original Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: February 27, 2025	By:	/s/ Mathew Ishbia
Mathew Ishbia
Chairman, President and Chief Executive Officer