Form 10-Q
period 2025-03-31
UWM Holdings Corp
filed 2025-05-06
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, the registrant had 201,418,441 shares of Class A common stock outstanding and 1,397,782,620 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents (includes restricted cash of $16.1 million and $16.0 million, respectively)	$485,024	$507,339
Mortgage loans at fair value	8,402,211	9,516,537
Derivative assets	43,958	99,964
Investment securities at fair value, pledged	102,982	103,013
Accounts receivable, net	472,299	417,955
Mortgage servicing rights	3,321,457	3,969,881
Premises and equipment, net	153,855	146,199
Operating lease right-of-use asset (includes $91.2 million and $92.6 million, respectively, with related parties)	92,450	93,730
Finance lease right-of-use asset, net (includes $22.2 million and $22.7 million, respectively, with related parties)	22,464	23,193
Loans eligible for repurchase from Ginnie Mae	750,769	641,554
Other assets	200,964	151,751
Total assets	$14,048,433	$15,671,116
Liabilities and equity
Warehouse lines of credit	$7,573,139	$8,697,744
Derivative liabilities	27,922	35,965
Secured lines of credit	250,000	500,000
Borrowings against investment securities	88,775	90,646
Accounts payable, accrued expenses and other	652,701	580,736
Accrued distributions and dividends payable	159,856	159,827
Senior notes	2,786,467	2,785,326
Operating lease liability (includes $97.8 million and $99.2 million, respectively, with related parties)	99,010	100,376
Finance lease liability (includes $24.2 million and $24.6 million, respectively, with related parties)	24,445	25,094
Loans eligible for repurchase from Ginnie Mae	750,769	641,554
Total liabilities	12,413,084	13,617,268
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of March 31, 2025 or December 31, 2024	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 200,781,659 and 157,940,987 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	20	16
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2025 or December 31, 2024	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2025 or December 31, 2024	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,397,782,620 and 1,440,332,098 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	140	144
Additional paid-in capital	4,298	3,523
Retained earnings	160,407	157,837
Non-controlling interest	1,470,484	1,892,328
Total equity	1,635,349	2,053,848
Total liabilities and equity	$14,048,433	$15,671,116

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Revenue
Loan production income	$304,751	$298,954
Loan servicing income	190,517	184,702
Interest income	118,102	101,863
Total revenue	613,370	585,519
MSR valuation adjustments
Change in fair value of mortgage servicing rights	(388,585)	(15,563)
MSR valuation adjustments, net	(388,585)	(15,563)
Expenses
Salaries, commissions and benefits	192,800	154,241
Direct loan production costs	43,127	31,436
Marketing, travel, and entertainment	22,190	19,111
Depreciation and amortization	11,340	11,340
General and administrative	68,148	40,809
Servicing costs	30,434	30,324
Interest expense	120,410	98,668
Other income	(2,848)	(237)
Total expenses	485,601	385,692
Earnings (loss) before income taxes	(260,816)	184,264
Provision (benefit) for income taxes	(13,788)	3,733
Net income (loss)	(247,028)	180,531
Net income (loss) attributable to non-controlling interest	(233,349)	171,801
Net income (loss) attributable to UWM Holdings Corporation	$(13,679)	$8,730

Earnings (loss) per share of Class A common stock (see Note 17):
Basic	$(0.08)	$0.09
Diluted	$(0.12)	$0.09
Weighted average shares outstanding:
Basic	164,100,022	94,365,991
Diluted	1,598,383,240	1,598,647,205

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2024	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	8,730	171,801	180,531
Class A common stock dividends	—	—	—	—	—	(9,495)	—	(9,495)
Member distributions to SFS Corp.	—	—	—	—	—	—	(194,261)	(194,261)
Stock-based compensation	1,291,366	(1)	—	—	383	—	6,131	6,513
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	2,055	(2,956)	(901)
Balance, March 31, 2024	94,945,635	$9	1,502,069,787	$150	$2,085	$111,980	$2,342,834	$2,457,058

Balance, January 1, 2025	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848
Net loss	—	—	—	—	—	(13,679)	(233,349)	(247,028)
Class A common stock dividends	—	—	—	—	—	(18,775)	—	(18,775)
Member distributions to SFS Corp.	—	—	—	—	—	—	(148,395)	(148,395)
Stock-based compensation	291,194	—	—	—	775	132	8,259	9,166
Re-measurement of non-controlling interest due to change in parent ownership and other	42,549,478	4	(42,549,478)	(4)	—	34,892	(48,359)	(13,467)
Balance, March 31, 2025	200,781,659	$20	1,397,782,620	$140	$4,298	$160,407	$1,470,484	$1,635,349

.

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(247,028)	$180,531
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reserve for representations and warranties	10,376	10,463
Capitalization of mortgage servicing rights	(735,571)	(535,951)
Change in fair value of mortgage servicing rights	388,585	15,563
Depreciation & amortization	12,631	12,323
Stock-based compensation expense	8,310	5,876
(Increase) decrease in fair value of investment securities	(1,721)	269
Decrease in fair value of warrants liability	(685)	(686)
(Increase) decrease in:
Mortgage loans at fair value	1,114,326	(1,888,251)
Derivative assets	56,006	(1,031)
Other assets	(10,164)	35,719
Increase (decrease) in:
Derivative liabilities	(8,043)	(13,863)
Other liabilities	6,876	(23,702)
Net cash provided by (used in) operating activities	593,898	(2,202,740)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(17,764)	(6,973)
Net proceeds from sale of mortgage servicing rights	941,403	1,293,861
Proceeds from principal payments on investment securities	1,752	1,760
Margin calls on borrowings against investment securities	3,000	(1,146)
Net cash provided by investing activities	928,391	1,287,502
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	(1,124,604)	1,779,826
Repayments of finance lease liabilities	(650)	(2,142)
Borrowings under secured lines of credit	225,000	100,000
Repayments under secured lines of credit	(475,000)	(650,000)
Borrowings against investment securities	88,775	94,064
Repayments of borrowings against investment securities	(90,646)	(93,814)
Dividends paid to Class A common stockholders	(15,794)	(9,365)
Member distributions paid to SFS Corp.	(151,347)	(194,261)
Other financing activities	(338)	(899)
Net cash (used in) provided by financing activities	(1,544,604)	1,023,409
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,315)	108,171
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	507,339	497,468
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$485,024	$605,639
SUPPLEMENTAL INFORMATION
Cash paid for interest	$84,784	$68,839
Cash paid for taxes	58	363

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
The Company’s current capital structure authorizes four classes of common Stock, Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each of the Class A Common Stock and Class B Common Stock have the same economic interest in the Company, with Class A Common Stock having one vote per share and the Class B Common Stock having 10 votes per share. The holders of Class C common stock and Class D common stock do not have any economic rights, but have one vote per share and 10 votes per share, respectively. Pursuant to our Certificate of Incorporation, only SFS Corp. and its shareholders can hold either Class B Common Stock or Class D Common Stock.
As part of our structure, SFS Corp. holds Holdings LLC Class B Common Units and an equal number of Class D common stock (each, a “Paired Interest"). Each Paired Interest may be exchanged at any time by SFS Corp. into, at the option of the Company, either, (a) cash or (b) one share of the Company’s Class B common stock (an "Exchange Transaction"). Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 11 - Non-Controlling Interest for further information.
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
Public and Private Warrants
As of March 31, 2025, the Company had 10,624,987 warrants outstanding which were issued to third-party investors (the "Public Warrants") and 5,250,000 warrants outstanding which were issued in a private sale (the "Private Warrants"). Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Any warrants that have not been exercised prior to January 21, 2026 will expire.
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

Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 53,291,950 shares remained available for issuance under the 2020 Plan as of March 31, 2025.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-7, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses regularly provided to the CODM on an annual and interim basis. This standard became effective beginning with the fiscal year ending December 31, 2024 and did not materially impact the Company's condensed consolidated financial statement disclosures.

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
In November 2024, the FASB issued ASU 2024-3, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the condensed consolidated financial statements. The ASU may be applied either prospectively or retrospectively for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company will include the required disclosures in its condensed consolidated financial statements once adopted.
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

(In thousands)	March 31, 2025	December 31, 2024
Mortgage loans, unpaid principal balance	$8,258,871	$9,450,137
Premiums paid on mortgage loans	93,852	88,202
Fair value adjustment	49,488	(21,802)
Mortgage loans at fair value	$8,402,211	$9,516,537
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 79% and 80% as of March 31, 2025 and December 31, 2024, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	March 31, 2025				December 31, 2024
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$36,648	$3,969	$11,553,667	(a)	$6,729	$33,685	$7,669,392	(a)
FLSCs	7,310	23,953	16,709,428		93,235	2,280	14,842,453
Total	$43,958	$27,922			$99,964	$35,965
(a)Notional amounts have been adjusted for pullthrough rates of 79% and 80% as of March 31, 2025 and December 31, 2024, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	March 31, 2025	December 31, 2024
Servicing fees	$155,930	$159,282
Servicing advances	138,102	148,953
Receivables from sales of servicing	96,175	32,582
Margin deposits	58,162	25,520
Origination receivables	22,140	27,527
Derivative settlements receivable	9,642	22,377
Other receivables	340	5,590
Provision for current expected credit losses	(8,191)	(3,876)
Total accounts receivable, net	$472,299	$417,955
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
The unpaid principal balance of mortgage loans serviced for others approximated $214.6 billion and $242.4 billion at March 31, 2025 and December 31, 2024, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.

The following table summarizes changes in the MSR assets for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Fair value, beginning of period	$3,969,881	$4,026,136
Capitalization of MSRs	735,571	535,951
MSR and excess servicing sales	(1,010,124)	(1,383,098)
Changes in fair value:
Due to changes in valuation inputs and assumptions	(250,821)	141,059
Due to collection/realization of cash flows and other	(123,050)	(128,245)
Fair value, end of period	$3,321,457	$3,191,803
The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended March 31,
	2025	2024
Changes in fair value:
Due to changes in valuation inputs and assumptions	$(250,821)	$141,059
Due to collection/realization of cash flows and other	(123,050)	(128,245)
Net reserves and transaction costs on sales of servicing rights	(14,714)	(28,377)
Changes in fair value of mortgage servicing rights	$(388,585)	$(15,563)
During the three months ended March 31, 2025 and 2024, the Company sold MSRs on loans with an aggregate UPB of approximately $53.5 billion and $87.8 billion, respectively, for proceeds of approximately $825.9 million and $1.2 billion, respectively. In addition, during the three months ended March 31, 2025 and 2024, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $19.9 billion and $19.4 billion, respectively, for proceeds of approximately $184.6 million and $150.9 million, respectively. In connection with these sales, the Company recorded $14.7 million and $28.4 million, respectively, for its estimated obligation for protection provisions granted to the buyers and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Contractual servicing fees	$186,232	$179,592
Late, ancillary and other fees	4,285	5,110
Loan servicing income	$190,517	$184,702
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at March 31, 2025 and 2024:

	March 31, 2025				December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Discount rates	9.2%	—	16.0%	11.0%	9.3%	—	16.0%	10.9%
Annual prepayment speeds	4.7%	—	22.2%	9.6%	4.6%	—	20.9%	8.3%
Cost of servicing	$75	—	$125	$88	$74	—	$124	$85

The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at March 31, 2025 and 2024 (in thousands):

	March 31, 2025	December 31, 2024
Discount rate:
+ 10% adverse change – effect on value	$(130,751)	$(157,809)
+ 20% adverse change – effect on value	(250,603)	(302,071)
Prepayment speeds:
+ 10% adverse change – effect on value	$(118,962)	$(116,920)
+ 20% adverse change – effect on value	(229,270)	(226,205)
Cost of servicing:
+ 10% adverse change – effect on value	$(23,223)	$(28,352)
+ 20% adverse change – effect on value	(46,447)	(56,703)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of March 31, 2025 and December 31, 2024 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2025	Total Advanced Against Line as of December 31, 2024

Master Repurchase Agreement ("MRA") Funding Limits as of March 31, 2025:
$500 Million	2/29/2012	8/14/2025	$465,448	$490,509
$1.5 Billion	7/24/2020	8/28/2025	776,800	1,113,979
$1.5 Billion	7/10/2012	9/30/2025	547,244	1,034,474
$750 Million	4/23/2021	10/08/2025	262,320	347,117
$3.0 Billion	5/9/2019	11/28/2025	1,476,241	2,146,009
$300 Million	2/26/2016	12/18/2025	268,420	283,583
$750 Million	2/7/2025	2/6/2026	629,762	—
$3.0 Billion	12/31/2014	2/18/2026	2,204,580	2,123,381
$1.0 Billion	3/7/2019	2/19/2026	606,384	705,330
$500 Million	10/30/2020	6/26/2026	293,900	150,459
Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	23,388
$750 Million (EF - see below)		No expiration	42,040	279,515
			$7,573,139	$8,697,744
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of March 31, 2025.
2 Interest rates under these funding facilities are based on a reference short-term interest rate benchmark plus a spread, which ranged from 1.35% to 1.95% for substantially all of our loan production volume as of March 31, 2025 and December 31, 2024 .
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2025, no amount was outstanding through the ASAP+ program and $42.0 million was outstanding through the EF program.
As of March 31, 2025, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of March 31, 2025.
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

On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of March 31, 2025, the Company was in compliance with all applicable covenants under the Conventional MSR Facility. As of March 31, 2025 and December 31, 2024, $125.0 million and $250.0 million was outstanding under the Conventional MSR Facility, respectively.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2025, the Company was in compliance with all applicable covenants. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of March 31, 2025 and December 31, 2024, $125.0 million and $250.0 million was outstanding under the Ginnie Mae MSR Facility, respectively.
The weighted average interest rate charged for borrowings under our MSR facilities was 7.32% and 9.07% for the three months ended March 31, 2025 and 2024 , respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			March 31, 2025		December 31, 2024
Facility Type	Maturity Date	Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2025 Senior notes(1)	11/15/2025	5.500%	$798,631	$800,000	$798,084	$800,000
2027 Senior notes(2)	06/15/2027	5.750%	498,087	500,000	497,870	500,000
2029 Senior notes(3)	04/15/2029	5.500%	696,464	700,000	696,245	700,000
2030 Senior notes(4)	02/01/2030	6.625%	793,285	800,000	793,127	800,000
Total senior notes			$2,786,467	$2,800,000	$2,785,326	$2,800,000

Weighted average interest rate			5.87%		5.87%

(1) Carrying amount includes $1.4 million and $1.9 million of unamortized debt issuance costs and discounts as of March 31, 2025 and December 31, 2024, respectively.
(2) Carrying amount includes $1.9 million and $2.1 million of unamortized debt issuance costs and discounts as of March 31, 2025 and December 31, 2024, respectively.
(3) Carrying amount includes $3.5 million and $3.8 million of unamortized debt issuance costs and discounts as of March 31, 2025 and December 31, 2024, respectively.
(4) Carrying amount includes $6.7 million and $6.9 million of unamortized debt issuance costs and discounts as of March 31, 2025 and December 31, 2024, respectively.
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

2030 Senior Notes

On December 10, 2024, the Company's consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year, commencing on August 1, 2025.

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

The indentures governing the 2025, 2027, 2029, and 2030 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of March 31, 2025.
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

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of March 31, 2025. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2025 or December 31, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve

Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $40.9 million and $63.7 million in UPB of loans during the three months ended March 31, 2025 and 2024, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Balance, beginning of period	$87,647	$62,865
Additions	10,376	10,463
Loss realized, net of adjustments	(4,622)	(5,106)
Balance, end of period	$93,401	$68,222
Commitments to Originate Loans
As of March 31, 2025, the Company had agreed to extend credit to potential borrowers for approximately $19.9 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
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

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	March 31, 2025	December 31, 2024
TRA liability	$123,994	$78,519
Servicing fees payable	118,869	95,621
Representations and warranties reserve	93,401	87,647
Accrued compensation and benefits	85,625	90,964
Accrued interest and bank fees	76,186	41,851
Other accrued expenses	45,173	36,773
Derivative settlements payable	42,719	13,622
Other accounts payable	31,161	37,352
Investor payables	29,492	24,883
Deferred tax liability	3,902	4,210
Public and Private Warrants	2,057	2,743
Margin call payable	122	66,551
Total accounts payable, accrued expenses and other	$652,701	$580,736

NOTE 10 – VARIABLE INTEREST ENTITIES
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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three months ended March 31, 2025 and 2024.
In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of March 31, 2025, $100.8 million of the $103.0 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $88.8 million with remaining maturities ranging from approximately one to three months as of March 31, 2025, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTEREST
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	March 31, 2025		December 31, 2024
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	200,781,659	12.56%	157,940,987	9.88%
SFS Corp. ownership of Class B Common Units	1,397,782,620	87.44%	1,440,332,098	90.12%
Balance at end of period	1,598,564,279	100.00%	1,598,273,085	100.0%
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
During the three months ended March 31, 2025, the Company issued 291,194 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 42,549,478 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the condensed consolidated statement of changes in equity. Refer to Note 15 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to maintain certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of March 31, 2025, the most restrictive of these requirements require UWM to maintain a minimum net worth of $684.1 million, minimum liquidity of $316.1 million, and minimum capital and risk-based capital ratios of 6%. As of March 31, 2025, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2025 or December 31, 2024.

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

	March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$8,402,211	$—	$8,402,211
IRLCs	—	—	36,648	36,648
FLSCs	—	7,310	—	7,310
Investment securities at fair value, pledged	—	102,982	—	102,982
Mortgage servicing rights	—	—	3,321,457	3,321,457
Total assets	$—	$8,512,503	$3,358,105	$11,870,608
Liabilities:
IRLCs	$—	$—	$3,969	$3,969
FLSCs	—	23,953	—	23,953
Public and Private Warrants	1,866	191	—	2,057
Total liabilities	$1,866	$24,144	$3,969	$29,979

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,516,537	$—	$9,516,537
IRLCs	—	—	6,729	6,729
FLSCs	—	93,235	—	93,235
Investment securities at fair value, pledged	—	103,013	—	103,013
Mortgage servicing rights	—	—	3,969,881	3,969,881
Total assets	$—	$9,712,785	$3,976,610	$13,689,395
Liabilities:
IRLCs	$—	$—	$33,685	$33,685
FLSCs	—	2,280	—	2,280
Public and Private warrants	2,178	565	—	2,743
Total liabilities	$2,178	$2,845	$33,685	$38,708
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	March 31, 2025	December 31, 2024
Pullthrough rate (weighted avg.)	79%	80%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three months ended March 31, 2025.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$798,631	$798,328	$798,084	$797,080
2027 Senior Notes, due 6/15/27	498,087	492,855	497,870	494,080
2029 Senior Notes, due 4/15/29	696,464	674,800	696,245	675,206
2030 Senior Notes, due 2/1/30	793,285	795,256	793,127	795,408
Total senior notes	$2,786,467	$2,761,239	$2,785,326	$2,761,774
The fair value of the 2025, 2027, 2029, and 2030 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of March 31, 2025 and December 31, 2024, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS
In the normal course of business, the Company has entered into in the following significant related party transactions:
•The Company’s corporate campus is located in buildings and on land that are owned by entities controlled by a current member of the Board of Directors and the Company's CEO and leased by the Company from these entities, one of which is classified as a finance lease. The Company also makes leasehold improvements to these properties for the benefit of the Company, for which the Company is responsible pursuant to the terms of the lease agreements;
•Legal services are provided to the Company by a law firm in which one of the Company’s directors is a partner;
•The Company leases aircraft owned by entities controlled by the Company’s CEO to facilitate travel of Company executives for business purposes. Our executive officers (other than the CEO) may, from time to time, be authorized by the CEO to use the aircraft for personal trips;
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company;
•The Company entered into a UWM branded sponsorship agreement with an entity controlled by the Company's CEO in exchange for payments of $1.0 million.
The Company made net payments to various companies related through common ownership as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Rent and other occupancy related fees, net	$4,889	$4,897
Legal fees	150	150
Other general and administrative expenses	79	122
Total related party net payments	$5,118	$5,169
Additionally, the Company made payments of $0.2 million and $0.1 million, respectively, to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended March 31, 2025 and 2024, respectively.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of March 31, 2025 or December 31, 2024. Refer to Note 7 - Other Borrowings for further details.

NOTE 15 – INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was 5.29% and 2.03% respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings attributable to non-controlling interest.
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
During the three months ended March 31, 2025, as a result of Exchange Transactions, the Company acquired 42,549,478 Class A units of Holdings LLC in connection with the exchange by SFS Corp. of Paired Interests for Class B common stock, which was immediately converted into shares of Class A common stock. This resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $32.7 million, and an increase in the TRA liability in the amount of $45.9 million. The offsetting amount was recorded as an adjustment to equity. During the three months ended March 31, 2024, no Exchange Transactions took place.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	19,997,692	$6.68	7,867,321	$5.89
Granted [1]	2,145,576	5.30	1,198,345	6.80
Vested	(344,957)	6.75	(1,426,590)	6.33
Forfeited	(448,619)	6.31	(138,135)	5.61
Unvested - end of period	21,349,692	$6.55	7,500,941	$5.96

[1] The RSUs granted during the three months ended March 31, 2025 had vesting terms ranging from immediate to 4 years from the grant date.
Stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024 was $8.3 million and $5.9 million, respectively. As of March 31, 2025, there was $116.7 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 3.9 years.

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
Basic earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) attributable to UWM Holdings Corporation by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock or Class B common stock, respectively, outstanding adjusted to give effect to potentially dilutive securities. See Note 11, Non-Controlling Interest for a description of the Paired Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
There was no Class B common stock outstanding as of March 31, 2025 or March 31, 2024.
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended March 31, 2025 and 2024 (in thousands, except shares and per share amounts):

	For the three months ended March 31,
	2025	2024
Net income (loss)	$(247,028)	$180,531
Net income (loss) attributable to non-controlling interest	(233,349)	171,801
Net income (loss) attributable to UWMC	(13,679)	8,730
Numerator:
Net income (loss) attributable to Class A common shareholders	$(13,679)	$8,730
Net income (loss) attributable to Class A common shareholders - diluted	$(195,300)	$142,860
Denominator:
Weighted average shares of Class A common stock outstanding - basic	164,100,022	94,365,991
Weighted average shares of Class A common stock outstanding - diluted	1,598,383,240	1,598,647,205
Earnings (loss) per share of Class A common stock outstanding - basic	$(0.08)	$0.09
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.12)	$0.09
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive for the three months ended March 31, 2025 and 2024. Under the if-converted method, all of the Company's net income (loss) for the applicable periods is attributable to Class A common shareholders. The net income (loss) of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three months ended March 31, 2025 and 2024. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three months ended March 31, 2025 and 2024 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to March 31, 2025, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on July 10, 2025 to stockholders of record at the close of business on June 18, 2025. Additionally, the Board approved a proportional distribution to SFS Corp. which is payable on or around July 10, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on February 26, 2025. Unless otherwise indicated or the context otherwise requires, when used in this Form 10-Q, the term “UWM” means United Wholesale Mortgage, LLC and “the Company,” “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three months ended March 31, 2025, 92% of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

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

Three Months Ended March 31, 2025 and 2024 Summary

For the three months ended March 31, 2025, we originated $32.4 billion in loans, which was an increase of $4.7 billion, or 17.1%, from the $27.6 billion of originations during the three months ended March 31, 2024. We reported net loss of $247.0 million for the three months ended March 31, 2025, which was a decrease of $427.6 million, compared to net income of $180.5 million for the three months ended March 31, 2024. Adjusted EBITDA for the three months ended March 31, 2025 was $57.8 million as compared to $101.5 million for the three months ended March 31, 2024. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, adjusted to exclude stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions, gains or losses on other interest rate derivatives, the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the non-cash income/expense impact of the change in the Tax Receivable Agreement liability, and the change in fair value of retained investment securities as we believe these adjustments are not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, lines of credit, borrowings against investment securities, and finance leases.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended March 31,
($ in thousands)	2025	2024
Net income (loss)	$(247,028)	$180,531
Interest expense on non-funding debt	50,081	40,243
Provision (benefit) for income taxes	(13,788)	3,733
Depreciation and amortization	11,340	11,340
Stock-based compensation expense	8,310	5,876
Change in fair value of MSRs due to valuation inputs or assumptions (1)	250,821	(141,059)
Deferred compensation, net(2)	914	1,063
Change in fair value of Public and Private Warrants (3)	(685)	(686)
Change in Tax Receivable Agreement liability (4)	(442)	180
Change in fair value of investment securities (5)	(1,721)	269
Adjusted EBITDA	$57,803	$101,490

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
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

	For the three months ended March 31,
($ in thousands)	2025	2024
Revenue
Loan production income	$304,751	$298,954
Loan servicing income	190,517	184,702
Interest income	118,102	101,863
Total revenue	613,370	585,519
MSR valuation adjustments
Change in fair value of mortgage servicing rights	(388,585)	(15,563)
MSR valuation adjustments, net	(388,585)	(15,563)
Expenses
Salaries, commissions and benefits	192,800	154,241
Direct loan production costs	43,127	31,436
Marketing, travel, and entertainment	22,190	19,111
Depreciation and amortization	11,340	11,340
General and administrative	68,148	40,809
Servicing costs	30,434	30,324
Interest expense	120,410	98,668
Other income	(2,848)	(237)
Total expenses	485,601	385,692
Earnings (loss) before income taxes	(260,816)	184,264
Provision (benefit) for income taxes	(13,788)	3,733
Net income (loss)	(247,028)	180,531
Net income (loss) attributable to non-controlling interest	(233,349)	171,801
Net income (loss) attributable to UWM Holdings Corporation	$(13,679)	$8,730

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended March 31,
($ in thousands)	2025	2024
Loan origination volume by type
Purchase:
Conventional	$13,179,468	$12,160,107
Government	6,673,499	7,567,925
Jumbo and other(1)	1,894,070	2,393,397
Total purchase	$21,747,037	$22,121,429
Refinance:
Conventional	$4,339,327	$1,716,281
Government	4,699,294	2,657,541
Jumbo and other(1)	1,566,118	1,135,284
Total refinance	10,604,739	5,509,106
Total loan origination volume	$32,351,776	$27,630,535
Portfolio metrics
Average loan amount	$385	$373
Weighted average loan-to-value ratio	81.64%	82.37%
Weighted average credit score	736	735
Weighted average note rate	6.60%	6.62%
Percentage of loans sold
To GSEs/GNMA	92%	89%
To other counterparties	8%	11%
Servicing-retained	94%	91%
Servicing-released	6%	9%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2025	2024
Primary loss	$(532,720)	$(314,098)	$(218,622)	69.6%
Loan origination fees	112,275	87,563	24,712	28.2%
Provision for representation and warranty obligations	(10,375)	(10,462)	87	(0.8)%
Capitalization of MSRs	735,571	535,951	199,620	37.2%
Loan production income	$304,751	$298,954	$5,797	1.9%

Gain margin(1)	0.94%	1.08%	(0.14)%

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
The total of primary loss and capitalization of MSRs decreased approximately $19.0 million for the three months ended March 31, 2025 as compared to the same period in 2024. This decrease was primarily due to certain pricing incentives in the first quarter of 2025, partially offset by an increase in loan production volume of $4.7 billion, or 17.1%, from $27.6 billion to $32.4 billion during the three months ended March 31, 2025, as compared to the same period in 2024.
Loan origination fees increased by approximately $24.7 million for the three months ended March 31, 2025 as compared to the same period in 2024, due to increases in loan production volume and increases in per loan origination and other fees associated with new product offerings.
The increase in production volume was primarily due to higher refinance volume as a result of certain pricing incentives offered during the first quarter of 2025 and an increase in average loan amount compared to the same period in 2024.
Loan servicing income and servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee the Company's servicing operations):

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2025	2024
Contractual servicing fees	$186,232	$179,592	$6,640	3.7%
Late, ancillary and other fees	4,285	5,110	(825)	(16.1)%
Loan servicing income	$190,517	$184,702	$5,815	3.1%

Servicing costs	30,434	30,324	110	0.4%

	For the three months ended March 31,
($ in thousands)	2025	2024
Average UPB of loans serviced	$227,296,121	$259,577,321
Average number of loans serviced	653,334	795,367
Weighted average servicing fee as of period end	0.3544%	0.3036%

Loan servicing income was $190.5 million for the three months ended March 31, 2025, an increase of $5.8 million, or 3.1%, as compared to $184.7 million for the three months ended March 31, 2024. The increase in loan servicing income during the three months ended March 31, 2025 was primarily driven by an increase in the portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution, partially offset by a decline in the average servicing portfolio.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
UPB of loans serviced	$214,615,072	$242,405,767
Number of loans serviced	589,259	729,781
MSR portfolio delinquency count (60+ days) as % of total	1.61%	1.37%
Weighted average note rate	5.44%	4.76%
Weighted average service fee	0.3544%	0.3333%
Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended March 31,
($ in thousands)	2025	2024
Interest income	$118,102	$101,863
Less: Interest expense on funding facilities	70,329	58,425
Net interest income	$47,773	$43,438

Interest expense on non-funding debt	$50,081	$40,243
Total interest expense	120,410	98,668
Net interest income (interest income less interest expense on funding facilities) was $47.8 million for the three months ended March 31, 2025, an increase of $4.3 million, or 10%, as compared to $43.4 million for the three months ended March 31, 2024, as a result of an increase in interest income, partially offset by higher interest expense on funding facilities. The increase in interest income was primarily due to higher average balances of mortgage loans at fair value due to increased loan production volume, partially offset by lower average note rates on mortgage loans at fair value. The increase in interest expense on funding facilities was primarily due to higher average warehouse balances from increased loan production volume and lower credits from warehouse lenders on custodial and other deposits.
Interest expense on non-funding debt was $50.1 million for the three months ended March 31, 2025, an increase from $40.2 million for the three months ended March 31, 2024, primarily due to interest expense on the $800.0 million of 2030 Senior Notes issued in December of 2024, partially offset by lower interest expense on secured lines of credit due to lower average balances and lower interest rates.

Change in Fair Value of Mortgage Servicing Rights

The change in fair value of MSRs for the three months ended March 31, 2025 was a decrease of $388.6 million, as compared with a decrease of $15.6 million for the three months ended March 31, 2024. The decrease in fair value of MSRs for the three months ended March 31, 2025 was primarily attributable to a decrease in fair value of approximately $250.8 million due to changes in valuation inputs and assumptions (due primarily to changes in relevant market interest rates), a decline in fair value of approximately $123.1 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $14.7 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The decrease in fair value for the three months ended March 31, 2024 of approximately $15.6 million was primarily attributable to a decline of approximately $128.2 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $28.4 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $141.1 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended March 31,		Change $	Change %
	2025	2024
Salaries, commissions and benefits	$192,800	$154,241	$38,559	25.0%
Direct loan production costs	43,127	31,436	11,691	37.2%
Marketing, travel, and entertainment	22,190	19,111	3,079	16.1%
Depreciation and amortization	11,340	11,340	—	—%
General and administrative	68,148	40,809	27,339	67.0%
Other income	(2,848)	(237)	(2,611)	1101.7%
Other costs	$334,757	$256,700	$78,057	30.4%

Other costs were $334.8 million for the three months ended March 31, 2025, an increase of $78.1 million, or 30.4%, as compared to $256.7 million for the three months ended March 31, 2024. This increase was primarily due to an increase in salaries, commissions and benefits of $38.6 million, or 25.0%, primarily due to an increase in average team member count as we prepare for anticipated increases in production volume. General and administrative expenses increased $27.3 million primarily due to an increase in occupancy and equipment and consulting expenses, as well as a provision for uncollectible receivables. Direct loan production costs increased $11.7 million, primarily due to costs associated with our free credit report program as well as increased loan production volume. Marketing, travel and entertainment expenses increased $3.1 million, primarily due to increased broker promotions, advertising and brand marketing costs. These increases were partially offset by an increase in other income of $2.6 million primarily due to the increase in fair value of retained investment securities.

Income Taxes

We recorded a $13.8 million benefit for income taxes during the three months ended March 31, 2025, compared to a $3.7 million provision for income taxes for the three months ended March 31, 2024. The decrease in income tax provision for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a decrease in pre-tax income attributable to the Company, combined with the effects of increased ownership in Holdings LLC due to Exchange Transactions.

Net income (loss)

Net loss was $247.0 million for the three months ended March 31, 2025, a decrease of $427.6 million or 236.8%, as compared to net income of $180.5 million for the three months ended March 31, 2024. The decrease in net income was primarily the result of an increase in negative MSR valuation adjustments, a $373.0 million net change, and an increase in total expenses (including income taxes) of $82.4 million, partially offset by an increase in total revenue of $27.9 million.

Net loss attributable to the Company of $13.7 million for the three months ended March 31, 2025 includes the net loss of UWM attributable to the Company due to its approximate 13% ownership interest in Holdings LLC. Net income attributable to the Company of $8.7 million for the three months ended March 31, 2024, respectively, includes the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of March 31, 2025, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of March 31, 2025:

Facility Type[2]	Collateral	Line Amount as of March 31, 2025[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2025 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	8/14/2025	$465,448
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	7/24/2020	8/28/2025	776,800
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	7/10/2012	9/30/2025	547,244
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/08/2025	262,320
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	11/28/2025	1,476,241
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/18/2025	268,420
Master Repurchase Agreement	Mortgage Loans	$750 Million	2/7/2025	2/6/2026	629,762
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/18/2026	2,204,580
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2026	606,384
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	293,900
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	42,040
					$7,573,139
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of March 31, 2025.
2 Interest rates under these funding facilities are based on a reference short-term interest rate benchmark plus a spread, which ranged from 1.35% to 1.95% for substantially all of our loan production volume as of March 31, 2025.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2025, no amount was outstanding under the ASAP+ program and $42.0 million was outstanding through the EF program.

Covenants
Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of March 31, 2025.

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

On December 10, 2024, our consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year. We used the net proceeds from the issuance of the 2030 Senior Notes to pay down outstanding amounts on our MSR facilities and for general corporate purposes.

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

The indentures governing the 2025 Senior Notes, the 2027 Senior Notes, the 2029 Senior Notes, and the 2030 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of March 31, 2025.
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
On January 30, 2023, UWM amended the Loan and Security Agreement with Citibank, to permit UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows (as discussed below) whereby Citibank will release its security interest in that portion of the collateral.
On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. As of March 31, 2025, $125.0 million was outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2025, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of March 31, 2025, $125.0 million was outstanding under the Ginnie Mae MSR Facility.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2025, we were in compliance with all applicable covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 7.32% and 9.07% for the three months ended March 31, 2025 and March 31, 2024, respectively.

Excess Servicing Cash Flow Transactions

Pursuant to the guidelines of the GSEs, when we sell loans to the GSEs with servicing retained, we retain a minimum servicing fee (the “Base Servicing Fee”) to compensate us for servicing the mortgage loans. However, at times we may retain servicing fees for our MSRs that exceed the Base Servicing Fee. In 2023, we began conducting sales of excess servicing fee cash flows, whereby the rights to the excess fees are separated, securitized by the GSEs and sold. We retain the obligation to service the loan and therefore continue to receive the base servicing fee. During the three months ended March 31, 2025 and March 31, 2024, we sold excess servicing cash flows on certain agency loans for proceeds of approximately $184.6 million and $150.9 million, respectively.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of March 31, 2025. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2025.

Borrowings Against Investment Securities

In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of March 31, 2025, we had $88.8 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of March 31, 2025, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 73% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of March 31, 2025, we had delivered $1.3 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of March 31, 2025, our finance lease liabilities were $24.4 million, $24.2 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately two months to eleven years.

Cash flow data for the three months ended March 31, 2025 and 2024

	For the three months ended March 31,
($ in thousands)	2025	2024
Net cash provided by (used in) operating activities	$593,898	$(2,202,740)
Net cash provided by investing activities	928,391	1,287,502
Net cash (used in) provided by financing activities	(1,544,604)	1,023,409
Net (decrease) increase in cash and cash equivalents	$(22,315)	$108,171
Cash and cash equivalents at the end of the period	485,024	605,639

Net cash provided by (used in) operating activities
Net cash provided by operating activities was $593.9 million for the three months ended March 31, 2025 compared to net cash used in operating activities of $2.2 billion for the same period in 2024. The increase in cash flows from operating activities year-over-year was primarily driven by the decrease in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the period ended March 31, 2025, as compared to an increase in mortgage loans at fair value for the comparable period in 2024, partially offset by a decrease in net income in the first quarter of 2025 net of non-cash items.

Net cash provided by investing activities

Net cash provided by investing activities was $928.4 million for the three months ended March 31, 2025 compared to $1.3 billion of net cash provided by investing activities for the same period in 2024. The decrease in cash flows provided by investing activities was primarily driven by a decrease in net proceeds from the sales of MSRs and excess servicing cash flows.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $1.5 billion for the three months ended March 31, 2025 compared to $1.0 billion of net cash provided by financing activities for the same period in 2024. The decrease in cash flows from financing activities year-over-year was primarily driven by net repayments under warehouse lines of credit (due to the decrease in mortgage loans at fair value), partially offset by a decrease in net repayments on our MSR facilities and member distributions (including tax distributions).

Contractual Obligations

Cash requirements from contractual and other obligations

As of March 31, 2025, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, and required tax distributions to SFS Corp. In the fourth quarter of 2024, Holdings LLC issued $800 million in aggregate principal amount of 6.625% senior unsecured notes due 2030. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2024.
During the first quarter of 2025, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate amount of $18.8 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $141.1 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on April 10, 2025.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 79% and 80% as of March 31, 2025 and December 31, 2024, respectively.

We also enter into contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The Company occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs (there were no other interest rate derivatives outstanding as of March 31, 2025). These financial instruments include margin call provisions that require us to transfer cash in an amount sufficient to eliminate any margin deficit. A margin deficit generally results from daily changes in the fair value of these financial instruments. We are generally required to satisfy the margin call on the day of or within one business day of such notice.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	March 31, 2025	December 31, 2024
Interest rate lock commitments—fixed rate (a)	$11,443,657	$7,661,650
Interest rate lock commitments—variable rate (a)	110,010	7,742
Commitments to sell loans	2,883,297	2,240,558
Forward commitments to sell mortgage-backed securities	13,826,131	12,601,895

(a) Adjusted for pullthrough rates of 79% and 80% as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, we had sold $2.8 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in April 2025.

Critical Accounting Estimates and Use of Significant Estimates

Preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require management's judgement to make difficult, subjective or complex judgements about matters that are uncertain. Actual results could differ and the use of other assumptions or estimates could result in material differences in our condensed consolidated financial statements. Our critical accounting policies and estimates relate to accounting for mortgage loans held at fair value and revenue recognition, mortgage servicing rights, derivative financial instruments and representations and warranties reserve. There were no significant changes to our policies, methodologies, or processes used in applying our critical accounting estimates from what was described in our 2024 Annual Report on Form 10-K.

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
•future loan originations;
•our client-based business strategies, strategic initiatives, competitive advantages;
•the impact of interest rate risks on our business;
•the benefits of an Exchange Transaction;
•our hedging and risk mitigation strategies and the impacts of defaults on our business;
•the use of our sub-servicers;
•potential disputes with sub-servicers and the purchasers of our loans, MSRs and excess servicing;
•our accounting policies and the impacts to our agreements and financial results;
•our ability to launch our internal servicing;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•the opportunity to sell our MSRs;
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
•changes in the GSEs’, FHA, USDA and VA guidelines or GSE and Ginnie Mae guarantees;
•our ability to comply with all rules and regulations in connection with the launch of our internal servicing;
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
•fines or other penalties associated with the conduct of Independent Mortgage Brokers;
•the risk that we are or may become subject to legal actions that if decided adversely, could be detrimental to our business; and
•those risks described in Item 1A - Risk Factors in our 2024 Annual Report on Form 10-K, as well as those described from time to time in our other filings with the SEC

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

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs, and estimated float earnings increase, resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs, and estimated float earnings decrease, resulting in expected decreases in cash flows. Loan origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, therefore we believe that our origination business provides a natural hedge to servicing. We periodically evaluate our overall interest rate risk management strategy with respect to MSRs, which includes consideration of our natural business model hedge, regular sales of MSRs and excess servicing cash flows, and at times entering into financial instruments to mitigate the interest rate risk associated with all or a portion of our MSR portfolio.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used March 31, 2025 market rates on our instruments outstanding at that time to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, and FLSCs as of March 31, 2025 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	March 31, 2025
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$42,483	$(51,149)
MSRs	(193,323)	198,076
IRLCs	62,545	(78,286)
Total change in assets	$(88,295)	$68,641
Increase (decrease) in liabilities
FLSCs	$(110,884)	$127,322
Total change in liabilities	$(110,884)	$127,322

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three months ended March 31, 2025, our originated loans had a weighted average loan to value ratio of 81.64%, and a weighted average FICO score of 736. For the three months ended March 31, 2024, our originated loans had a weighted average loan to value ratio of 82.37%, and a weighted average FICO score of 735.

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

In accordance with the best practices outlined by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2025 or March 31, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth below, there have been no material changes in the "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2024 that would be required to be disclosed pursuant to Item 103 of Regulation S-K.

On April 17, 2025, UWM was served with a complaint filed by the State of Ohio ex rel. Dave Yost, Ohio Attorney General in the Court of Common Pleas in Montgomery County, Ohio (“Ohio AG Complaint”) which largely mirrors the allegations included in the April 2, 2024 complaint filed by Therisa D. Escue, et al. against UWM, the Company, SFS Corp., and Mat Ishbia, individually (“Escue Complaint”) but asserts them under Ohio law. The Ohio AG Complaint alleges, among other things, that for Ohio mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their Ohio mortgage loans from UWM at pricing and subject to fees substantially in excess of those fees charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. Pursuant to the Ohio AG Complaint, the plaintiff seeks monetary damages, attorneys’ fees and equitable, declaratory and injunctive relief. Like the Escue Complaint, UWM denies the allegations in the Ohio AG Complaint and intends to vigorously defend this allegation.

On April 28, 2025, a complaint was filed by Kristopher I Lapko, et al. in the U.S. District Court for the Eastern District of Michigan against UWM, its 401(k) Committee and the Company’s Board of Directors (the “401(k) Complaint”) alleging that UWM’s 401(k) plan (the “UWM Plan”) forfeitures should have been used to pay UWM Plan expenses instead of being used for future employer contributions. Pursuant to the 401(k) Complaint, the plaintiffs seek class certification, monetary damages, attorneys’ fees, and equitable, declaratory and injunctive relief. The Company believes the UWM Plan administration is consistent with decades of regulatory guidance that was reaffirmed as recently as 2023. UWM, its 401(k) Committee and the Company’s Board of Directors plan to vigorously defend this allegation.

Item 1A. Risk Factors

Since December 31, 2024, there have been no material changes to the Company’s Risk Factors, except as noted below:

We currently rely on third party sub-servicers who service all the mortgage loans for which we hold MSRs. In the future our servicing will be managed by a third party sub-servicer and by an internal team. If either they or us are unable to adequately perform the required servicing functions our financial results could be adversely affected.

As previously disclosed in our Form 10-K under the risk factor “We rely on third party sub-servicers who service all the mortgage loans for which we hold MSRs, and our financial performance may be adversely affected by their inability to adequately perform their servicing functions,” we have traditionally contracted with third party sub-servicers for the servicing of the portion of the mortgage loans in our portfolio for which we retain MSRs. On March 31, 2025, one of sub-servicers, Mr. Cooper, announced that it had entered into an agreement to be acquired by Rocket Companies, one of our competitors. In response, we have announced that we intend to terminate our use of Mr. Cooper as one of our sub-servicers and to develop our internal servicing operations in the near future. In connection with such termination and the development of our internal servicing capabilities we expect to incur expenses and capital costs, which could be material. We expect to continue to use our other sub-servicer for the foreseeable future.
Although we use third-party servicers, we, as master servicer, retain primary responsibility to ensure these loans are serviced in accordance with the contractual and regulatory requirements. Therefore, the failure of us or our sub-servicers to adequately perform our respective servicing obligations may subject us to liability for their improper acts or omissions and adversely affect our financial performance. Specifically, we may be adversely affected:

•if we or our sub-servicers breach our respective servicing obligations to borrower, investor or securitization trustee or the contractual obligations between the parties or are unable to perform our or their servicing obligations properly, which may subject us to damages from the borrowers, investors or sub-servicers or termination of the servicing rights, and cause us to lose loan servicing income and/or require us to indemnify an investor, securitization trustee or sub-servicer against losses as a result of any such breach or failure;

•by regulatory actions taken against us or any of our sub-servicers, which may adversely affect our respective licensing and, as a result, our respective ability to perform servicing obligations under GSE and U.S. government agency loans which require such licensing;

•by a default by us or any of our sub-servicers our respective obligations under debt agreements or other contractual agreements, which may impact our or their access to capital to be able to perform our or their obligations;

•if either we or any of our sub-servicers were to face adverse actions from the GSEs or Ginnie Mae due to economic or other circumstances that are difficult to anticipate and are terminated as servicer under our respective agreements with the GSEs or Ginnie Mae;

•if as a result of poor performance by us or our sub-servicers, we experience greater than expected delinquencies and foreclosures on the mortgage loans being serviced, which could lead to liability from third party claims or adversely affect our ability to access the capital and secondary markets for our loan funding requirements;

•if either us or any of our sub-servicers were the target of a cyberattack or other security breach, resulting in the unauthorized release, misuse, loss or destruction of information related to our current or former borrowers, or material disruption of our or our clients network access or business operations;

•if any of our sub-servicers become subject to bankruptcy proceedings; or

•if the sub-servicing agreements are terminated.

We currently rely on two nationally-recognized sub-servicers to service all of our mortgage loans for which we have retained MSRs. Once we bring a portion of our servicing in-house, this concentration risk will be affected as we will have only one external sub-service to rely upon. This sub-servicer counterparty concentration subjects us to a potentially greater impact if any of the risks described above were to occur, and any delay in transferring servicing to a new sub-servicer or modifying our internal operations to accommodate the increased volume could further adversely affect servicing performance and cause financial losses. Any of these risks could adversely affect our results of operations, including our loan servicing income and the cash flow generated by our MSR portfolio. Any of these risks may be further exacerbated to the extent we materially increase our MSR portfolio in the future.

We depend on our ability to sell loans and MSRs in the secondary market to fund our operations.

As previously disclosed in our Form 10-K under the risk factor “We depend on our ability to sell loans and MSRs in the secondary market to fund our operations,” we sell loans, MSRs and excess servicing on GSE loans into the market to fund our operational and financing cash needs. Substantially all of our loan originations are sold into the secondary market. We securitize loans into MBS through Fannie Mae, Freddie Mac, Ginnie Mae, or through our own private label securitizations and sell individually or in bulk to private investors, through mortgage conduits. Sales through the GSEs and Ginnie Mae are limited to conforming loans and non-GSE products, such as jumbo mortgage loans and home equity lines of credits (HELOCs), or for which the GSEs may have imposed limitations, are sold directly to either private investors or into the market through private label securitizations. The gain recognized from origination and subsequent sales in the secondary market represents a significant portion of our revenues and net earnings. A decrease in the prices paid to us upon sale could be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan closings and repay borrowings under our warehouse facilities. Furthermore, non-GSE and Ginnie Mae sales typically take longer to execute which can increase the amount of time that a mortgage loan is held, which exposes us to additional market risk and increased liquidity requirements. If it is not possible or economical for us to complete the sale or securitization of certain of our mortgage loans, we may lack liquidity to continue to fund such loans and our revenues and margins on new loan originations could be materially and negatively impacted.

In addition to the sale of our mortgage loans, we sell MSRs and excess servicing on GSE loans into the market to fund our operational and financing cash needs. The cash generated from the sale of MSRs and GSE excess servicing in the secondary market represents a material source of liquidity. In connection with such sales, we have undertaken contractual obligations, and there could be contractual disputes in connection with such sales, which if decided adversely to us could result in us being responsible for fees or other damages. In recent years, we have sold material volume of MSRs to Mr. Cooper at commercially advantageous rates. As a result of Mr. Cooper’s acquisition by Rocket Companies, another mortgage originator and one of our competitors, we will no longer be selling MSRs to Mr. Cooper and we currently anticipate that other mortgage originators may also refrain from selling their MSRs to a competitor. If the MSR purchase market were to be materially disrupted as a result of the Mr. Cooper acquisition, it could adversely impact the cost and liquidity of the MSR market, which could have an adverse impact on our liquidity or results of operations.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

For the three months ended March 31, 2025, the following officers adopted a Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K, which is intended to satisfy the affirmative defense in Rule 10b5-A(c):

On March 17, 2025, SFS Holding Corp. (“SFS”), adopted a Rule 10b5-1 trading arrangement which provides for the potential sale from time to time of up to 80,000,000 shares of the Company’s Class A common stock which are issuable upon the conversion of the Paired Interests of Class B Units in UWM Holdings LLC and Class D common stock of the Company currently held by SFS. Sales under the 10b5-1 trading arrangement may be made from June 17, 2025 until June 15, 2026 or earlier if all shares of common stock under the trading arrangement are sold. Mr. Mat Ishbia, the Company’s Chairman and CEO, is the Chief Executive Officer and Secretary of SFS and Mr. Mat Ishbia, Mr. Jeff Ishbia and Mr. Justin Ishbia, directors of the Company, each have an indirect pecuniary interest in the Paired Interests held by SFS.
No other officers or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2025.

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

UWM HOLDINGS CORPORATION

Date: May 6, 2025	By:	/s/ Rami Hasani
Rami Hasani
Executive Vice President, Chief Financial Officer