Form 10-Q
period 2025-06-30
UWM Holdings Corp
filed 2025-08-07
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 5, 2025, the registrant had 218,635,129 shares of Class A common stock outstanding and 1,380,682,620 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents (includes restricted cash of $16.1 million and $16.0 million, respectively)	$489,984	$507,339
Mortgage loans at fair value	8,040,310	9,516,537
Derivative assets	59,356	99,964
Investment securities at fair value, pledged	101,627	103,013
Accounts receivable, net	719,369	417,955
Mortgage servicing rights	3,445,195	3,969,881
Premises and equipment, net	166,460	146,199
Operating lease right-of-use asset (includes $89.9 million and $92.6 million, respectively, with related parties)	91,004	93,730
Finance lease right-of-use asset, net (includes $21.7 million and $22.7 million, respectively, with related parties)	21,810	23,193
Loans eligible for repurchase from Ginnie Mae	564,806	641,554
Other assets	186,968	151,751
Total assets	$13,886,889	$15,671,116
Liabilities and equity
Warehouse lines of credit	$7,254,526	$8,697,744
Derivative liabilities	76,683	35,965
Secured lines of credit	425,000	500,000
Borrowings against investment securities	86,896	90,646
Accounts payable, accrued expenses and other	661,496	580,736
Accrued distributions and dividends payable	160,360	159,827
Senior notes	2,787,797	2,785,326
Operating lease liability (includes $96.3 million and $99.2 million, respectively, with related parties)	97,471	100,376
Finance lease liability (includes $23.8 million and $24.6 million, respectively, with related parties)	23,872	25,094
Loans eligible for repurchase from Ginnie Mae	564,806	641,554
Total liabilities	12,138,907	13,617,268
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of June 30, 2025 or December 31, 2024	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 205,979,563 and 157,940,987 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	21	16
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2025 or December 31, 2024	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2025 or December 31, 2024	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,393,282,620 and 1,440,332,098 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	139	144
Additional paid-in capital	5,688	3,523
Retained earnings	170,320	157,837
Non-controlling interest	1,571,814	1,892,328
Total equity	1,747,982	2,053,848
Total liabilities and equity	$13,886,889	$15,671,116

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue
Loan production income	$447,882	$357,109	$752,633	$656,063
Loan servicing income	178,813	143,910	369,330	328,612
Interest income	132,005	121,394	250,107	223,257
Total revenue	758,700	622,413	1,372,070	1,207,932
Other gains (losses)
Change in fair value of mortgage servicing rights	(111,421)	(142,485)	(500,006)	(158,048)
Gain on other interest rate derivatives	208,904	27,166	208,904	27,166
Other gains (losses), net	97,483	(115,319)	(291,102)	(130,882)
Expenses
Salaries, commissions and benefits	211,461	160,311	404,261	314,552
Direct loan production costs	46,330	45,485	89,457	76,921
Marketing, travel, and entertainment	26,379	24,438	48,569	43,549
Depreciation and amortization	12,200	11,404	23,540	22,744
General and administrative	59,999	55,051	128,147	95,860
Servicing costs	35,083	25,787	65,517	56,111
Interest expense	133,467	108,651	253,877	207,319
Other expense (income)	1,846	(1,105)	(1,002)	(1,342)
Total expenses	526,765	430,022	1,012,366	815,714
Earnings before income taxes	329,418	77,072	68,602	261,336
Provision for income taxes	14,939	786	1,151	4,519
Net income	314,479	76,286	67,451	256,817
Net income attributable to non-controlling interest	291,570	73,236	58,221	245,037
Net income attributable to UWM Holdings Corporation	$22,909	$3,050	$9,230	$11,780

Earnings per share of Class A common stock (see Note 17):
Basic	$0.11	$0.03	$0.05	$0.12
Diluted	$0.11	$0.03	$0.03	$0.12
Weighted average shares outstanding:
Basic	202,133,122	95,387,609	183,221,635	94,876,800
Diluted	202,133,122	95,387,609	1,598,706,211	94,876,800
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2024	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	8,730	171,801	180,531
Class A common stock dividends	—	—	—	—	—	(9,495)	—	(9,495)
Member distributions to SFS Corp.	—	—	—	—	—	—	(194,261)	(194,261)
Stock-based compensation	1,291,366	(1)	—	—	383	—	6,131	6,513
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	2,055	(2,956)	(901)
Balance, March 31, 2024	94,945,635	$9	1,502,069,787	$150	$2,085	$111,980	$2,342,834	$2,457,058
Net income	—	—	—	—	—	3,050	73,236	76,286
Class A common stock dividends	—	—	—	—	—	(9,559)	—	(9,559)
Member distributions to SFS Corp.	—	—	—	—	—	—	(198,464)	(198,464)
Stock-based compensation	642,171	1	—	—	220	—	3,470	3,691
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	5,550	(5,550)	—
Balance, June 30, 2024	95,587,806	$10	1,502,069,787	$150	$2,305	$111,021	$2,215,526	$2,329,012

Balance, January 1, 2025	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848
Net loss	—	—	—	—	—	(13,679)	(233,349)	(247,028)
Class A common stock dividends	—	—	—	—	—	(18,775)	—	(18,775)
Member distributions to SFS Corp.	—	—	—	—	—	—	(148,395)	(148,395)
Stock-based compensation	291,194	—	—	—	775	132	8,259	9,166
Re-measurement of non-controlling interest due to change in parent ownership and other	42,549,478	4	(42,549,478)	(4)	—	34,892	(48,359)	(13,467)
Balance, March 31, 2025	200,781,659	$20	1,397,782,620	$140	$4,298	$160,407	$1,470,484	$1,635,349
Net income						22,909	291,570	314,479
Class A common stock dividends	—	—	—	—	—	(20,653)	—	(20,653)
Member distributions to SFS Corp.	—	—	—	—	—	—	(190,868)	(190,868)
Stock-based compensation	697,904	—	—	—	1,390	—	9,651	11,041
Re-measurement of non-controlling interest due to change in parent ownership and other	4,500,000	1	(4,500,000)	(1)	—	7,657	(9,023)	(1,366)
Balance, June 30, 2025	205,979,563	$21	1,393,282,620	$139	$5,688	$170,320	$1,571,814	$1,747,982

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,451	$256,817
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	20,176	23,856
Capitalization of mortgage servicing rights	(1,636,842)	(1,218,622)
Change in fair value of mortgage servicing rights	500,006	158,048
Depreciation & amortization	26,162	23,995
Stock-based compensation expense	20,039	9,813
(Increase) decrease in fair value of investment securities	(2,124)	879
Decrease in fair value of warrants liability	(1,994)	(2,425)
Decrease (increase) in:
Mortgage loans at fair value	1,476,227	(2,786,299)
Derivative assets	40,608	(21,943)
Other assets	(221,047)	76,880
Increase (decrease) in:
Derivative liabilities	40,721	(14,610)
Other liabilities	(1,361)	(26,308)
Net cash provided by (used in) operating activities	328,022	(3,519,919)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(41,955)	(18,897)
Net proceeds from sale of mortgage servicing rights	1,591,780	2,364,199
Proceeds from principal payments on investment securities	3,508	3,880
Margin calls on borrowings against investment securities	3,000	(5,295)
Net cash provided by investing activities	1,556,333	2,343,887
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under warehouse lines of credit	(1,443,217)	2,527,501
Repayments of finance lease liabilities	(1,223)	(3,892)
Borrowings under secured lines of credit	925,000	200,000
Repayments under secured lines of credit	(1,000,000)	(950,000)
Borrowings against investment securities	175,671	185,470
Repayments of borrowings against investment securities	(179,422)	(187,878)
Dividends paid to Class A common stockholders	(34,569)	(18,860)
Member distributions paid to SFS Corp.	(343,589)	(392,725)
Other financing activities	(361)	(899)
Net cash (used in) provided by financing activities	(1,901,710)	1,358,717
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,355)	182,685
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	507,339	497,468
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$489,984	$680,153
SUPPLEMENTAL INFORMATION
Cash paid for interest	$233,534	$200,009
Cash paid for taxes	161	866

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
Public and Private Warrants
As of June 30, 2025, the Company had 10,624,987 warrants outstanding which were issued to third-party investors (the "Public Warrants") and 5,250,000 warrants outstanding which were issued in a private sale (the "Private Warrants"). Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Any warrants that have not been exercised prior to January 21, 2026 will expire.
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

Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 47,219,999 shares remained available for issuance under the 2020 Plan as of June 30, 2025.
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

(In thousands)	June 30, 2025	December 31, 2024
Mortgage loans, unpaid principal balance	$7,868,480	$9,450,137
Premiums paid on mortgage loans	92,624	88,202
Fair value adjustment	79,206	(21,802)
Mortgage loans at fair value	$8,040,310	$9,516,537
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 77% and 80% as of June 30, 2025 and December 31, 2024, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value.

From time to time, the Company enters into other interest rate derivatives as part of its overall interest rate risk mitigation strategy. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within the "Gain on other interest rate derivatives" line item in the "Other gains (losses)" section. There were no interest rate swap futures contracts outstanding as of June 30, 2025 or December 31, 2024.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	June 30, 2025				December 31, 2024
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$54,747	$1,562	$9,568,158	(a)	$6,729	$33,685	$7,669,392	(a)
FLSCs	4,609	75,121	14,038,250		93,235	2,280	14,842,453
Total	$59,356	$76,683			$99,964	$35,965
(a)Notional amounts have been adjusted for pullthrough rates of 77% and 80% as of June 30, 2025 and December 31, 2024, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	June 30, 2025	December 31, 2024
Servicing fees	$159,678	$159,282
Servicing advances	121,633	148,953
Receivables from sales of servicing	114,002	32,582
Margin deposits	290,923	25,520
Origination receivables	24,981	27,527
Derivative settlements receivable	4,214	22,377
Other receivables	9,196	5,590
Provision for current expected credit losses	(5,258)	(3,876)
Total accounts receivable, net	$719,369	$417,955
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
The unpaid principal balance of mortgage loans serviced for others approximated $211.2 billion and $242.4 billion at June 30, 2025 and December 31, 2024, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.

The following table summarizes changes in the MSR assets for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Fair value, beginning of period	$3,321,457	$3,191,803	$3,969,881	$4,026,136
Capitalization of MSRs	901,271	682,671	1,636,842	1,218,622
MSR and excess servicing sales	(684,105)	(1,097,932)	(1,694,230)	(2,481,031)
Changes in fair value:
Due to changes in valuation inputs and assumptions	3,154	(38,222)	(247,667)	102,837
Due to collection/realization of cash flows and other	(96,582)	(88,230)	(219,631)	(216,474)
Fair value, end of period	$3,445,195	$2,650,090	$3,445,195	$2,650,090
The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Changes in fair value:
Due to changes in valuation inputs and assumptions	$3,154	$(38,222)	$(247,667)	$102,837
Due to collection/realization of cash flows and other	(96,582)	(88,230)	(219,631)	(216,474)
Net reserves and transaction costs on sales of servicing rights	(17,993)	(16,033)	(32,708)	(44,411)
Changes in fair value of mortgage servicing rights	$(111,421)	$(142,485)	$(500,006)	$(158,048)
During the three months ended June 30, 2025 and 2024, the Company sold MSRs on loans with an aggregate UPB of approximately $34.9 billion and $65.6 billion, respectively, for proceeds of approximately $494.9 million and $1.0 billion, respectively. In addition, during the three months ended June 30, 2025 and 2024, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $21.5 billion and $7.9 billion, respectively, for proceeds of approximately $201.2 million and $64.5 million, respectively. In connection with these sales, the Company recorded approximately $18.0 million and $16.0 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
During the six months ended June 30, 2025 and 2024, the Company sold MSRs on loans with an aggregate UPB of approximately $88.3 billion and $153.5 billion, respectively, for proceeds of approximately $1.3 billion and $2.3 billion, respectively. In addition, during the six months ended June 30, 2025 and 2024, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $41.4 billion and $27.3 billion, respectively, for proceeds of approximately $386.0 million and $215.4 million, respectively. In connection with these sales, the Company recorded approximately $32.7 million and $44.4 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.

The following table summarizes the loan servicing income recognized during the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Contractual servicing fees	$174,671	$140,193	$360,903	$319,785
Late, ancillary and other fees	4,142	3,717	8,427	8,827
Loan servicing income	$178,813	$143,910	$369,330	$328,612
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at June 30, 2025 and 2024:

	June 30, 2025				December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Discount rates	7.9%	—	16.0%	10.2%	9.3%	—	16.0%	10.9%
Annual prepayment speeds	4.7%	—	20.3%	9.0%	4.6%	—	20.9%	8.3%
Cost of servicing	$75	—	$137	$87	$74	—	$124	$85
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Discount rate:
+ 10% adverse change – effect on value	$(135,594)	$(157,809)
+ 20% adverse change – effect on value	(260,402)	(302,071)
Prepayment speeds:
+ 10% adverse change – effect on value	$(123,230)	$(116,920)
+ 20% adverse change – effect on value	(237,923)	(226,205)
Cost of servicing:
+ 10% adverse change – effect on value	$(25,333)	$(28,352)
+ 20% adverse change – effect on value	(50,666)	(56,703)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of June 30, 2025 and December 31, 2024 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2025	Total Advanced Against Line as of December 31, 2024

Master Repurchase Agreement ("MRA") Funding Limits as of June 30, 2025:
$500 Million	2/29/2012	8/14/2025	$469,775	$490,509
$1.5 Billion	7/24/2020	8/28/2025	895,458	1,113,979
$1.5 Billion	7/10/2012	9/30/2025	1,224,370	1,034,474
$750 Million	4/23/2021	10/08/2025	202,263	347,117
$3.0 Billion	5/9/2019	11/28/2025	1,186,115	2,146,009
$300 Million	2/26/2016	12/18/2025	293,668	283,583
$750 Million	2/7/2025	2/6/2026	577,321	—
$3.0 Billion	12/31/2014	2/18/2026	1,278,550	2,123,381
$1.0 Billion	3/7/2019	2/19/2026	639,553	705,330
$500 Million	10/30/2020	6/26/2026	231,585	150,459
Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	23,388
$750 Million (EF - see below)		No expiration	255,868	279,515
			$7,254,526	$8,697,744
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of June 30, 2025.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.25% to 1.95% for substantially all of our loan production volume as of June 30, 2025 and December 31, 2024.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2025, no amount was outstanding through the ASAP+ program and $255.9 million was outstanding through the EF program.
As of June 30, 2025, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of June 30, 2025.
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

On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of June 30, 2025, the Company was in compliance with all applicable covenants under the Conventional MSR Facility. As of June 30, 2025 and December 31, 2024, $325.0 million and $250.0 million was outstanding under the Conventional MSR Facility, respectively.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2025, the Company was in compliance with all applicable covenants. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of June 30, 2025 and December 31, 2024, $100.0 million and $250.0 million was outstanding under the Ginnie Mae MSR Facility, respectively.
The weighted average interest rate charged for borrowings under our MSR facilities was 7.32% and 8.57% for the three months ended June 30, 2025 and 2024 , respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 7.32% and 9.02% for the six months ended June 30, 2025 and 2024 , respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			June 30, 2025		December 31, 2024
Facility Type	Maturity Date	Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2025 Senior notes(1)	11/15/2025	5.500%	$799,179	$800,000	$798,084	$800,000
2027 Senior notes(2)	06/15/2027	5.750%	498,303	500,000	497,870	500,000
2029 Senior notes(3)	04/15/2029	5.500%	696,683	700,000	696,245	700,000
2030 Senior notes(4)	02/01/2030	6.625%	793,632	800,000	793,127	800,000
Total senior notes			$2,787,797	$2,800,000	$2,785,326	$2,800,000

Weighted average interest rate			5.87%		5.87%

(1) Carrying amount includes $0.8 million and $1.9 million of unamortized debt issuance costs and discounts as of June 30, 2025 and December 31, 2024, respectively.
(2) Carrying amount includes $1.7 million and $2.1 million of unamortized debt issuance costs and discounts as of June 30, 2025 and December 31, 2024, respectively.
(3) Carrying amount includes $3.3 million and $3.8 million of unamortized debt issuance costs and discounts as of June 30, 2025 and December 31, 2024, respectively.
(4) Carrying amount includes $6.4 million and $6.9 million of unamortized debt issuance costs and discounts as of June 30, 2025 and December 31, 2024, respectively.
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

The indentures governing the 2025, 2027, 2029, and 2030 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of June 30, 2025.
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

The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of June 30, 2025. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2025 or December 31, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $41.1 million and $71.8 million in UPB of loans during the three months ended June 30, 2025 and 2024, respectively, and $82.0 million and $135.5 million in UPB of loans during six months ended June 30, 2025 and 2024 respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$93,401	$68,222	$87,647	$62,865
Additions	9,800	13,393	20,176	23,856
Loss realized, net of adjustments	(4,260)	(11,072)	(8,882)	(16,178)
Balance, end of period	$98,941	$70,543	$98,941	$70,543
Commitments to Originate Loans
As of June 30, 2025, the Company had agreed to extend credit to potential borrowers for approximately $17.4 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
Legal and Regulatory Matters
The Company operates in a heavily regulated industry that is highly sensitive to consumer protection, and is subject to numerous federal, state and local laws. The Company is routinely involved in consumer complaints, regulatory actions and legal proceedings in the ordinary course of our business. The Company also, from time to time, initiates legal proceedings against parties from which we believe we have a contractual or other recourse. The Company is also routinely involved in state regulatory audits and examinations, and is occasionally involved in other governmental proceedings arising in connection with its business activities. Based on the Company's assessment of the facts and circumstances associated with these matters, we do not believe any of the legal or regulatory matters with which the Company is currently involved, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	June 30, 2025	December 31, 2024
TRA liability	$132,364	$78,519
Servicing fees payable	113,713	95,621
Representations and warranties reserve	98,941	87,647
Accrued compensation and benefits	97,494	90,964
Accrued interest and bank fees	59,573	41,851
Other accrued expenses	48,177	36,773
Derivative settlements payable	45,801	13,622
Investor payables	31,789	24,883
Other accounts payable	27,698	37,352
Deferred tax liability	4,262	4,210
Margin call payable	935	66,551
Public and Private Warrants	749	2,743
Total accounts payable, accrued expenses and other	$661,496	$580,736

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and six months ended June 30, 2025 and 2024.
In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of June 30, 2025, $99.4 million of the $101.6 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $86.9 million with remaining maturities ranging from approximately one to three months as of June 30, 2025, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTEREST
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	June 30, 2025		December 31, 2024
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	205,979,563	12.88%	157,940,987	9.88%
SFS Corp. ownership of Class B Common Units	1,393,282,620	87.12%	1,440,332,098	90.12%
Balance at end of period	1,599,262,183	100.00%	1,598,273,085	100.0%
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
During the six months ended June 30, 2025, the Company issued 989,098 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 47,049,478 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the condensed consolidated statement of changes in equity. Refer to Note 15 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to maintain certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of June 30, 2025, the most restrictive of these requirements require UWM to maintain a minimum net worth of $660.0 million, minimum liquidity of $301.0 million, and minimum capital and risk-based capital ratios of 6%. As of June 30, 2025, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2025 or December 31, 2024.

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

	June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$8,040,310	$—	$8,040,310
IRLCs	—	—	54,747	54,747
FLSCs	—	4,609	—	4,609
Investment securities at fair value, pledged	—	101,627	—	101,627
Mortgage servicing rights	—	—	3,445,195	3,445,195
Total assets	$—	$8,146,546	$3,499,942	$11,646,488
Liabilities:
IRLCs	$—	$—	$1,562	$1,562
FLSCs	—	75,121	—	75,121
Public and Private Warrants	744	5	—	749
Total liabilities	$744	$75,126	$1,562	$77,432

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,516,537	$—	$9,516,537
IRLCs	—	—	6,729	6,729
FLSCs	—	93,235	—	93,235
Investment securities at fair value, pledged	—	103,013	—	103,013
Mortgage servicing rights	—	—	3,969,881	3,969,881
Total assets	$—	$9,712,785	$3,976,610	$13,689,395
Liabilities:
IRLCs	$—	$—	$33,685	$33,685
FLSCs	—	2,280	—	2,280
Public and Private warrants	2,178	565	—	2,743
Total liabilities	$2,178	$2,845	$33,685	$38,708
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	June 30, 2025	December 31, 2024
Pullthrough rate (weighted avg.)	77%	80%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and six months ended June 30, 2025.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$799,179	$800,504	$798,084	$797,080
2027 Senior Notes, due 6/15/27	498,303	499,215	497,870	494,080
2029 Senior Notes, due 4/15/29	696,683	680,967	696,245	675,206
2030 Senior Notes, due 2/1/30	793,632	800,880	793,127	795,408
Total senior notes	$2,787,797	$2,781,566	$2,785,326	$2,761,774
The fair value of the 2025, 2027, 2029, and 2030 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of June 30, 2025 and December 31, 2024, respectively.

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
•The Company leases aircraft owned by entities controlled by the Company’s CEO to facilitate travel of Company executives for business purposes. The Company's executive officers (other than the CEO) may, from time to time, be authorized by the CEO to use the aircraft for personal trips;
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company;
•The Company entered into a UWM branded sponsorship agreement with an entity controlled by the Company's CEO in exchange for payments of $1.0 million.
The Company made net payments to various companies related through common ownership as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Rent and other occupancy related fees, net	$4,985	$4,524	$9,874	$9,421
Legal fees	150	150	300	300
Other expenses	1,183	19	1,262	141
Total related party net payments	$6,318	$4,693	$11,436	$9,862
The Company made payments of $0.3 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended June 30, 2025. Additionally, the Company made payments of $0.5 million and $0.1 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the six months ended June 30, 2025 and 2024 respectively.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of June 30, 2025 or December 31, 2024. Refer to Note 7 - Other Borrowings for further details.

NOTE 15 – INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company’s effective tax rate was 4.53% and 1.02%, respectively. For the six months ended June 30, 2025 and 2024, the Company's effective tax rate was 1.68% and 1.73%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings attributable to non-controlling interest.
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
For the three months ended June 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $3.6 million (consisting of anticipated temporary differences potentially subject to the TRA of $5.8 million, net of temporary differences that are not subject to the TRA of $2.2 million), and an increase in the TRA liability in the amount of $5.0 million. For the six months ended June 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $36.4 million (consisting of anticipated temporary differences potentially subject to the TRA of $59.9 million, net of temporary differences that are not subject to the TRA of $23.5 million), and an increase in the TRA liability in the amount of $50.9 million. The offsetting amounts were recorded as adjustments to equity. During the three and six months ended June 30, 2024, no Exchange Transactions took place.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	21,349,692	$6.55	7,500,941	$5.96
Granted [1]	6,668,086	3.97	1,251,997	6.36
Vested	(702,621)	6.02	(642,171)	6.01
Forfeited	(596,135)	5.97	(227,236)	6.12
Unvested - end of period	26,719,022	$5.93	7,883,531	$6.01

	For the six months ended June 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	19,997,692	$6.68	7,867,321	$5.89
Granted [1]	8,813,662	4.29	2,450,342	6.58
Vested	(1,047,578)	6.26	(2,068,761)	6.23
Forfeited	(1,044,754)	6.12	(365,371)	5.91
Unvested - end of period	26,719,022	$5.93	7,883,531	$6.01

[1] The RSUs granted during the three and six months ended June 30, 2025 had vesting terms ranging from immediate to 7.0 years from the grant date.
Stock-based compensation expense recognized for the three months ended June 30, 2025 and 2024 was $11.6 million and $3.9 million, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2025 and 2024 was $19.9 million and $9.8 million, respectively. As of June 30, 2025, there was $128.7 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 3.3 years.

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
There was no Class B common stock outstanding as of June 30, 2025 or June 30, 2024.
The following table sets forth the calculation of basic and diluted earnings per share for the periods ended June 30, 2025 and 2024 (in thousands, except shares and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income	$314,479	$76,286	$67,451	$256,817
Net income attributable to non-controlling interest	291,570	73,236	58,221	245,037
Net income attributable to UWMC	22,909	3,050	9,230	11,780
Numerator:
Net income attributable to Class A common shareholders	$22,909	$3,050	$9,230	$11,780
Net income attributable to Class A common shareholders - diluted	$22,909	$3,050	$54,129	$11,780
Denominator:
Weighted average shares of Class A common stock outstanding - basic	202,133,122	95,387,609	183,221,635	94,876,800
Weighted average shares of Class A common stock outstanding - diluted	202,133,122	95,387,609	1,598,706,211	94,876,800
Earnings per share of Class A common stock outstanding - basic	$0.11	$0.03	$0.05	$0.12
Earnings per share of Class A common stock outstanding - diluted	$0.11	$0.03	$0.03	$0.12
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2024, and dilutive for the six months ended June 30, 2025. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three or six months ended June 30, 2025 and 2024. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three and six months ended June 30, 2025 and 2024 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to June 30, 2025, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on October 9, 2025 to stockholders of record at the close of business on September 18, 2025. Additionally, the Board approved a proportional distribution to SFS Corp. which is payable on or around October 9, 2025.
Subsequent to June 30, 2025, as a result of Exchange Transactions, the Company acquired from SFS Corp 12,600,000 Class A common units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which were immediately converted into shares of Class A common stock. The Exchange Transactions and the subsequent sale of the Class A Common Stock by SFS Corp were pursuant to SFS Corp’s previously announced 10b5-1 plan. As of the date of this report, there were still approximately 66 million shares to be sold under the 10b5-1 plan.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three and six months ended June 30, 2025, 92% and 91%, respectively, of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

The mortgage origination process generally begins with a borrower entering into an IRLC with us that is arranged by an Independent Mortgage Broker, pursuant to which we have committed to enter into a mortgage at specified interest rates and terms within a specified period of time with a borrower who has applied for a loan and met certain credit and underwriting criteria. As we have committed to providing a mortgage loan at a specific interest rate, we generally hedge that risk by selling forward-settling mortgage-backed securities and FLSCs in the To Be Announced market. When the mortgage loan is closed, we fund the loan with approximately 2-3%, on average, of our own funds and the remainder with funds drawn under one of our warehouse facilities (except when we opt to "self-warehouse" in which case we use our cash to fund the entire loan). At that point, the mortgage loan is legally owned by our warehouse facility lender and is subject to our repurchase right (other than when we self-warehouse). When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we repurchase loans not already owned by us from our warehouse lender and sell the pool of mortgage loans into the secondary market, but in most instances retain the MSRs associated with those loans. We currently retain the MSRs associated with the majority of our production, but we have, and intend to continue to opportunistically sell MSRs depending on market conditions. This nimble approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

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

Three and Six Months Ended June 30, 2025 and 2024 Summary

For the three months ended June 30, 2025, we originated $39.7 billion in loans, which was an increase of $6.1 billion, or 18.2%, from the $33.6 billion of originations during the three months ended June 30, 2024. We reported net income of $314.5 million for the three months ended June 30, 2025, which was an increase of $238.2 million, compared to net income of $76.3 million for the three months ended June 30, 2024. Adjusted EBITDA for the three months ended June 30, 2025 was $195.7 million as compared to $133.1 million for the three months ended June 30, 2024. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the six months ended June 30, 2025, we originated $72.1 billion in loans, which was an increase of $10.8 billion, or 17.7%, from the $61.3 billion of originations during the six months ended June 30, 2024. We reported net income of $67.5 million for the six months ended June 30, 2025, which was a decrease of $189.4 million, compared to net income of $256.8 million for the six months ended June 30, 2024. Adjusted EBITDA for the six months ended June 30, 2025 was $253.5 million as compared to $234.6 million for the six months ended June 30, 2024. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income	$314,479	$76,286	$67,451	$256,817
Interest expense on non-funding debt	50,775	31,951	100,855	72,194
Provision for income taxes	14,939	786	1,151	4,519
Depreciation and amortization	12,200	11,404	23,540	22,744
Stock-based compensation expense	11,729	3,937	20,039	9,813
Change in fair value of MSRs due to valuation inputs or assumptions (1)	(3,154)	38,222	247,667	(102,837)
Gain on other interest rate derivatives	(208,904)	(27,166)	(208,904)	(27,166)
Deferred compensation, net(2)	1,773	(1,169)	2,687	(106)
Change in fair value of Public and Private Warrants (3)	(1,309)	(1,739)	(1,994)	(2,425)
Change in Tax Receivable Agreement liability (4)	3,557	—	3,115	180
Change in fair value of investment securities (5)	(402)	634	(2,123)	903
Adjusted EBITDA	$195,683	$133,146	$253,485	$234,636

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
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Loan production income	$447,882	$357,109	$752,633	$656,063
Loan servicing income	178,813	143,910	369,330	328,612
Interest income	132,005	121,394	250,107	223,257
Total revenue	758,700	622,413	1,372,070	1,207,932
Other gains (losses)
Change in fair value of mortgage servicing rights	(111,421)	(142,485)	(500,006)	(158,048)
Gain on other interest rate derivatives	208,904	27,166	208,904	27,166
Other gains (losses), net	97,483	(115,319)	(291,102)	(130,882)
Expenses
Salaries, commissions and benefits	211,461	160,311	404,261	314,552
Direct loan production costs	46,330	45,485	89,457	76,921
Marketing, travel, and entertainment	26,379	24,438	48,569	43,549
Depreciation and amortization	12,200	11,404	23,540	22,744
General and administrative	59,999	55,051	128,147	95,860
Servicing costs	35,083	25,787	65,517	56,111
Interest expense	133,467	108,651	253,877	207,319
Other expense (income)	1,846	(1,105)	(1,002)	(1,342)
Total expenses	526,765	430,022	1,012,366	815,714
Earnings before income taxes	329,418	77,072	68,602	261,336
Provision for income taxes	14,939	786	1,151	4,519
Net income	314,479	76,286	67,451	256,817
Net income attributable to non-controlling interest	291,570	73,236	58,221	245,037
Net income attributable to UWM Holdings Corporation	$22,909	$3,050	$9,230	$11,780

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Loan origination volume by type
Purchase:
Conventional	$16,825,147	$15,650,022	$30,004,615	$27,810,129
Government	8,358,290	8,298,147	15,031,789	15,866,072
Jumbo and other(1)	2,115,964	3,224,482	4,010,034	5,617,879
Total purchase	$27,299,401	$27,172,651	$49,046,438	$49,294,080
Refinance:
Conventional	$5,082,559	$2,506,853	$9,421,886	$4,223,134
Government	5,688,192	2,573,514	10,387,486	5,231,055
Jumbo and other(1)	1,674,362	1,375,975	3,240,480	2,511,259
Total refinance	12,445,113	6,456,342	23,049,852	11,965,448
Total loan origination volume	$39,744,514	$33,628,993	$72,096,290	$61,259,528
Portfolio metrics
Average loan amount	$380	$383	$383	$378
Weighted average loan-to-value ratio	81.97%	81.87%	81.83%	82.09%
Weighted average credit score	735	739	736	737
Weighted average note rate	6.56%	6.89%	6.58%	6.77%
Percentage of loans sold
To GSEs/GNMA	92%	89%	91%	88%
To other counterparties	8%	11%	9%	12%
Servicing-retained	94%	92%	93%	91%
Servicing-released	6%	8%	7%	9%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2025	2024
Primary loss	$(585,383)	$(423,728)	$(161,655)	38.2%
Loan origination fees	141,795	111,560	30,235	27.1%
Provision for representation and warranty obligations	(9,801)	(13,394)	3,593	(26.8)%
Capitalization of MSRs	901,271	682,671	218,600	32.0%
Loan production income	$447,882	$357,109	$90,773	25.4%

Gain margin(1)	1.13%	1.06%	0.07%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2025	2024
Primary loss	$(1,118,103)	$(737,826)	$(380,277)	51.5%
Loan origination fees	254,070	199,123	54,947	27.6%
Provision for representation and warranty obligations	(20,176)	(23,856)	3,680	(15.4)%
Capitalization of MSRs	1,636,842	1,218,622	418,220	34.3%
Loan production income	$752,633	$656,063	$96,570	14.7%

Gain margin(1)	1.04%	1.07%	(0.03)%

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
The total of primary loss and capitalization of MSRs increased approximately $56.9 million for the three months ended June 30, 2025 as compared to the same period in 2024. This increase was primarily due to an increase in loan production volume of $6.1 billion, or 18.2%, from $33.6 billion to $39.7 billion during the three months ended June 30, 2025, as compared to the same period in 2024.
Loan origination fees increased by approximately $30.2 million for the three months ended June 30, 2025 as compared to the same period in 2024, due to increases in loan production volume and increases in per loan origination and other fees associated with new product offerings.
The increase in production volume was primarily due to higher refinance volume as a result of the generally lower market interest rate environment during the three months ended June 30, 2025 compared to the same period in 2024.
The total of primary loss and capitalization of MSRs increased approximately $37.9 million for the six months ended June 30, 2025 as compared to the same period in 2024. This increase was primarily due to an increase in loan production volume of $10.8 billion, or 17.7%, from $61.3 billion to $72.1 billion during the six months ended June 30, 2025, as compared to the same period in 2024.
Loan origination fees increased by approximately $54.9 million for the six months ended June 30, 2025 as compared to the same period in 2024, due to the same reasons as mentioned in the three months analysis above.
The increase in production volume was primarily due to the same reasons mentioned in the three months analysis above.

Loan servicing income and servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee the Company's servicing operations):

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2025	2024
Contractual servicing fees	$174,671	$140,193	$34,478	24.6%
Late, ancillary and other fees	4,142	3,717	425	11.4%
Loan servicing income	$178,813	$143,910	$34,903	24.3%

Servicing costs	35,083	25,787	9,296	36.0%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2025	2024
Contractual servicing fees	$360,903	$319,785	$41,118	12.9%
Late, ancillary and other fees	8,427	8,827	(400)	(4.5)%
Loan servicing income	$369,330	$328,612	$40,718	12.4%

Servicing costs	65,517	56,111	9,406	16.8%

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Average UPB of loans serviced	$217,681,122	$204,422,940	$223,613,414	$232,327,862
Average number of loans serviced	598,316	634,679	631,048	716,197
Weighted average servicing fee as of period end	0.35%	0.29%	0.35%	0.29%

Loan servicing income was $178.8 million for the three months ended June 30, 2025, an increase of $34.9 million, or 24.3%, as compared to $143.9 million for the three months ended June 30, 2024. The increase in loan servicing income during the three months ended June 30, 2025 was primarily driven by an increase in the portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution, as well as an increase in the average UPB of loans serviced.

Servicing costs increased $9.3 million for the three months ended June 30, 2025, as compared to the same period in 2024 primarily as a result of shortfall interest and costs associated with the upcoming transition to in-house servicing.

Loan servicing income was $369.3 million for the six months ended June 30, 2025, an increase of $40.7 million, or 12.4%, as compared to $328.6 million for the six months ended June 30, 2024. The increase in loan servicing income during the six months ended June 30, 2025 was primarily due to an increase in the portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution, partially offset by a decline in the average servicing portfolio UPB.

Servicing costs increased $9.4 million for the six months ended June 30, 2025, as compared to the same period in 2024 primarily due to the same reasons as mentioned in the three months analysis above.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
UPB of loans serviced	$211,237,964	$242,405,767
Number of loans serviced	583,958	729,781
MSR portfolio delinquency count (60+ days) as % of total	1.49%	1.37%
Weighted average note rate	5.51%	4.76%
Weighted average service fee	0.35%	0.33%

Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest income	$132,005	$121,394	$250,107	$223,257
Less: Interest expense on funding facilities	82,692	76,700	153,022	135,125
Net interest income	$49,313	$44,694	$97,085	$88,132

Interest expense on non-funding debt	$50,775	$31,951	$100,855	$72,194
Total interest expense	133,467	108,651	253,877	207,319
Net interest income (interest income less interest expense on funding facilities) was $49.3 million for the three months ended June 30, 2025, an increase of $4.6 million, or 10%, as compared to $44.7 million for the three months ended June 30, 2024, as a result of an increase in interest income, partially offset by higher interest expense on funding facilities. The increase in interest income was primarily due to higher average balances of mortgage loans at fair value due to increased loan production volume, partially offset by lower average note rates on mortgage loans at fair value. The increase in interest expense on funding facilities was primarily due to higher average warehouse balances from increased loan production volume and lower credits from warehouse lenders on custodial and other deposits.
Interest expense on non-funding debt was $50.8 million for the three months ended June 30, 2025, an increase from $32.0 million for the three months ended June 30, 2024, primarily due to interest expense on the $800.0 million of 2030 Senior Notes issued in December of 2024 as well as a higher interest expense on the secured lines of credit as a result of higher average balances on the MSR facilities.
Net interest income (interest income less interest expense on funding facilities) was $97.1 million for the six months ended June 30, 2025, an increase of $9.0 million, or 10%, as compared to $88.1 million for the six months ended June 30, 2024, as a result of an increase in interest income, partially offset by higher interest expense on funding facilities. The increases in interest income and interest expense on funding facilities were primarily due to the same reasons mentioned in the three months analysis above.
Interest expense on non-funding debt was $100.9 million for the six months ended June 30, 2025, an increase from $72.2 million for the six months ended June 30, 2024, primarily due to the same reasons mentioned in the three months analysis above.

Other gains (losses)

The change in fair value of MSRs for the three months ended June 30, 2025 was a decrease of $111.4 million, as compared with a decrease of $142.5 million for the three months ended June 30, 2024. The decrease in fair value of MSRs for the three months ended June 30, 2025 was primarily attributable to a decline in fair value of approximately $96.6 million due to the realization of cash flows, decay, and other (including loans paid in full) and approximately $18.0 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $3.2 million due to changes in valuation inputs and assumptions (primarily due to changes in relevant market interest rates and related valuation assumptions).

The decrease in fair value for the three months ended June 30, 2024 of approximately $142.5 million was primarily attributable to a decline of approximately $88.2 million due to realization of cash flows, decay, and other (including loans paid in full), a decrease in fair value of approximately $38.2 million due to changes in valuation inputs and assumptions and approximately $16.0 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The change in fair value of MSRs for the six months ended June 30, 2025 was a decrease of $500.0 million, as compared with a decrease of $158.0 million for the six months ended June 30, 2024. The decrease in fair value of MSRs for the six months ended June 30, 2025 was primarily attributable to a decrease in fair value of approximately $247.7 million due to changes in valuation inputs and assumptions (primarily due to changes in relevant market interest rates), a decline in fair value of approximately $219.6 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $32.7 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The decrease in fair value for the six months ended June 30, 2024 of approximately $158.0 million was primarily attributable to a decline of approximately $216.5 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $44.4 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $102.8 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates.

The gain on other interest rate derivatives of $208.9 million for the three and six months ended June 30, 2025 was due to a gain on interest rate swap futures that we entered into during the second quarter of 2025 in order to protect our interest rate risk position.

The gain on other interest rate derivatives of $27.2 million for the three and six months ended June 30, 2024 was due to the gain on interest rate swap futures that we entered into during the second quarter of 2024 in order to protect our interest rate risk position.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2025	2024
Salaries, commissions and benefits	$211,461	$160,311	$51,150	31.9%
Direct loan production costs	46,330	45,485	845	1.9%
Marketing, travel, and entertainment	26,379	24,438	1,941	7.9%
Depreciation and amortization	12,200	11,404	796	7.0%
General and administrative	59,999	55,051	4,948	9.0%
Other expense (income)	1,846	(1,105)	2,951	(267.1)%
Other costs	$358,215	$295,584	$62,631	21.2%

	For the six months ended June 30,		Change $	Change %
	2025	2024
Salaries, commissions and benefits	$404,261	$314,552	$89,709	28.5%
Direct loan production costs	89,457	76,921	12,536	16.3%
Marketing, travel, and entertainment	48,569	43,549	5,020	11.5%
Depreciation and amortization	23,540	22,744	796	3.5%
General and administrative	128,147	95,860	32,287	33.7%
Other income	(1,002)	(1,342)	340	(25.3)%
Other costs	$692,972	$552,284	$140,688	25.5%

Other costs were $358.2 million for the three months ended June 30, 2025, an increase of $62.6 million, or 21.2%, as compared to $295.6 million for the three months ended June 30, 2024. This increase was primarily due to an increase in salaries, commissions and benefits of $51.2 million, or 31.9%, primarily due to increases in team member count and production volume. General and administrative expenses increased $4.9 million primarily due to an increase in computer services and support. Other expense increased by $3.0 million primarily due to an increase in TRA liability. Marketing, travel and entertainment expenses increased $1.9 million, primarily due to increases in broker promotions and sponsorship fees.

Other costs were $693.0 million for the six months ended June 30, 2025, an increase of $140.7 million, or 25.5%, as compared to $552.3 million for the six months ended June 30, 2024. This increase was primarily due to an increase in salaries, commissions and benefits of $89.7 million, or 28.5%, primarily due to increases in team member count and production volume. General and administrative expenses increased $32.3 million primarily due to an increase in computer services, software licensing, and support. Direct loan production costs increased $12.5 million, primarily due to costs associated with our free credit report program, partially offset by lower costs associated with down payment assistance programs. Marketing, travel and entertainment expenses increased $5.0 million, primarily due to increases in broker promotions and sponsorship fees.

Income Taxes

We recorded a $14.9 million provision for income taxes during the three months ended June 30, 2025, compared to a $0.8 million provision for income taxes for the three months ended June 30, 2024. The increase in income tax provision for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in pre-tax income attributable to the Company, combined with the effects of increased ownership in Holdings LLC due to Exchange Transactions.

We recorded a $1.2 million provision for income taxes during the six months ended June 30, 2025, compared to a $4.5 million provision for income taxes for the six months ended June 30, 2024. The decrease in income tax provision for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in pre-tax income attributable to the Company, partially offset by the effects of increased ownership in Holdings LLC due to Exchange Transactions.

Net income

Net income was $314.5 million for the three months ended June 30, 2025, an increase of $238.2 million or 312.2%, as compared to net income of $76.3 million for the three months ended June 30, 2024. The increase in net income was primarily the result of an increase in total revenue of $136.3 million, an increase in other gains, net, of $212.8 million, partially offset by an increase in total expenses (including income taxes) of $110.9 million.

Net income attributable to the Company of $22.9 million for the three months ended June 30, 2025 includes the net income of UWM attributable to the Company due to its approximate 13% ownership interest in Holdings LLC. Net income attributable to the Company of $3.1 million for the three months ended June 30, 2024, includes the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC.

Net income was $67.5 million for the six months ended June 30, 2025, a decrease of $189.4 million or 73.7%, as compared to net income of $256.8 million for the six months ended June 30, 2024. The decrease in net income was primarily the result of an increase other losses, a $160.2 million net change, and an increase in total expenses (including income taxes) of $193.3 million, partially offset by an increase in total revenue of $164.1 million.

Net income attributable to the Company of $9.2 million for the six months ended June 30, 2025 includes the net income of UWM attributable to the Company due to its approximate 13% ownership interest in Holdings LLC. Net income attributable to the Company of $11.8 million for the six months ended June 30, 2024, respectively, includes the net income of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of June 30, 2025, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of June 30, 2025:

Facility Type[2]	Collateral	Line Amount as of June 30, 2025[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2025 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	8/14/2025	$469,775
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	7/24/2020	8/28/2025	895,458
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	7/10/2012	9/30/2025	1,224,370
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/08/2025	202,263
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	5/9/2019	11/28/2025	1,186,115
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/18/2025	293,668
Master Repurchase Agreement	Mortgage Loans	$750 Million	2/7/2025	2/6/2026	577,321
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/18/2026	1,278,550
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2026	639,553
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	231,585
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	255,868
					$7,254,526
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of June 30, 2025.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.25% to 1.95% for substantially all of our loan production volume as of June 30, 2025.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2025, no amount was outstanding under the ASAP+ program and $255.9 million was outstanding through the EF program.

Covenants
Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of June 30, 2025.

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

On December 10, 2024, our consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year, commencing August 1, 2025. We used the net proceeds from the issuance of the 2030 Senior Notes to pay down outstanding amounts on our MSR facilities and for general corporate purposes.

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

The indentures governing the 2025 Senior Notes, the 2027 Senior Notes, the 2029 Senior Notes, and the 2030 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of June 30, 2025.
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
On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. As of June 30, 2025, $325.0 million was outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2025, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of June 30, 2025, $100.0 million was outstanding under the Ginnie Mae MSR Facility.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2025, we were in compliance with all applicable covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 7.32% and 8.57% for the three months ended June 30, 2025 and June 30, 2024, respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 7.32% and 9.02% for the six months ended June 30, 2025 and June 30, 2024, respectively.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of June 30, 2025. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2025.

Borrowings Against Investment Securities

In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of June 30, 2025, we had $86.9 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of June 30, 2025, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 74% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of June 30, 2025, we had delivered $1.3 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of June 30, 2025, our finance lease liabilities were $23.9 million, $23.8 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately two months to eleven years.

Cash flow data for the six months ended June 30, 2025 and 2024

	For the six months ended June 30,
($ in thousands)	2025	2024
Net cash provided by (used in) operating activities	$328,022	$(3,519,919)
Net cash provided by investing activities	1,556,333	2,343,887
Net cash (used in) provided by financing activities	(1,901,710)	1,358,717
Net (decrease) increase in cash and cash equivalents	$(17,355)	$182,685
Cash and cash equivalents at the end of the period	489,984	680,153

Net cash provided by (used in) operating activities
Net cash provided by operating activities was $328.0 million for the six months ended June 30, 2025 compared to net cash used in operating activities of $3.5 billion for the same period in 2024. The increase in cash flows from operating activities year-over-year was primarily driven by the decrease in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the period ended June 30, 2025, as compared to an increase in mortgage loans at fair value for the comparable period in 2024, partially offset by a decrease in net income, adjusted for non-cash operational items.

Net cash provided by investing activities

Net cash provided by investing activities was $1.6 billion for the six months ended June 30, 2025 compared to $2.3 billion of net cash provided by investing activities for the same period in 2024. The decrease in cash flows provided by investing activities was primarily driven by a decrease in net proceeds from the sales of MSRs and excess servicing cash flows.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $1.9 billion for the six months ended June 30, 2025 compared to $1.4 billion of net cash provided by financing activities for the same period in 2024. The decrease in cash flows from financing activities year-over-year was primarily driven by net repayments under warehouse lines of credit (due to the decrease in mortgage loans at fair value) for the six months ended June 30, 2025 compared to net borrowings for the six months ended June 30, 2024, partially offset by decreased net repayments on our secured lines of credit during the six months ended June 30, 2025.

Contractual Obligations

Cash requirements from contractual and other obligations

As of June 30, 2025, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, and required tax distributions to SFS Corp. In the fourth quarter of 2024, Holdings LLC issued $800 million in aggregate principal amount of 6.625% senior unsecured notes due 2030. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2024.
During the second quarter of 2025, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate amount of $20.6 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $139.3 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on July 10, 2025.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 77% and 80% as of June 30, 2025 and December 31, 2024, respectively.

We also enter into contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The Company occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs (there were no other interest rate derivatives outstanding as of June 30, 2025). These financial instruments include margin call provisions that require us to transfer cash in an amount sufficient to eliminate any margin deficit. A margin deficit generally results from daily changes in the fair value of these financial instruments. We are generally required to satisfy the margin call on the day of or within one business day of such notice.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	June 30, 2025	December 31, 2024
Interest rate lock commitments—fixed rate (a)	$8,865,696	$7,661,650
Interest rate lock commitments—variable rate (a)	702,462	7,742
Commitments to sell loans	2,633,034	2,240,558
Forward commitments to sell mortgage-backed securities	11,405,216	12,601,895

(a) Adjusted for pullthrough rates of 77% and 80% as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, we had sold $2.3 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in July 2025.

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
•the use of our sub-servicers;
•the impact of new tax laws and regulations on our financial results;
•potential disputes with sub-servicers and the purchasers of our loans, MSRs and excess servicing;
•our accounting policies and the impacts to our agreements and financial results;
•the renewal of our sale and repurchase agreements upon their maturity;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•the opportunity to sell our MSRs;
•the impact of pending litigation on our financial position and the outcome of such litigation;
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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used June 30, 2025 market rates on our instruments outstanding at that time to perform the sensitivity analysis.

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, and FLSCs as of June 30, 2025 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	June 30, 2025
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$33,336	$(42,635)
MSRs	(213,637)	192,683
IRLCs	42,020	(55,830)
Total change in assets	$(138,281)	$94,218
Increase (decrease) in liabilities
FLSCs	$(78,355)	$95,170
Total change in liabilities	$(78,355)	$95,170

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and six months ended June 30, 2025, our originated loans had a weighted average loan to value ratio of 81.97% and 81.83%, respectively, and a weighted average FICO score of 735 and 736, respectively. For the three and six months ended June 30, 2024, our originated loans had a weighted average loan to value ratio of 81.87% and 82.09%, respectively, and a weighted average FICO score of 739 and 737, respectively.

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

In accordance with the best practices outlined by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three months ended June 30, 2025 or June 30, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2021, a complaint was filed in the U.S. District Court for the Middle District of Florida against the Company and Mat Ishbia, individually by The Okavage Group, LLC ("Okavage") on behalf of itself and all other mortgage brokers who are, or have been clients of UWM and either Fairway Independent Mortgage or Rocket Pro TPO. On February 6, 2024, the Magistrate Judge issued a report and recommendation that the complaint be dismissed on all counts (the “Report and Recommendation”). On September 23, 2024, the court entered an order adopting and confirming the Report and Recommendation and dismissing the supplemental class action complaint without prejudice (the "Order"). On October 17, 2024, Okavage filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit appealing the Order. On May 28, 2025, the United States Court of Appeals for the Eleventh Circuit issued an opinion affirming the Order.

On February 3, 2022, UWM filed a complaint against America’s Moneyline, Inc. (“AML”), a former client, in the U.S. District Court for the Eastern District of Michigan, seeking monetary damages and injunctive relief. The complaint alleges AML breached the parties’ wholesale broker agreement by submitting mortgage loans and mortgage loan applications to certain select retail lenders. On February 25, 2022, AML filed its answer to the complaint and included certain counterclaims against UWM, including fraud and misrepresentation. On March 18, 2022, UWM filed a motion to dismiss AML’s counterclaims. On December 22, 2022, the court granted UWM’s motion in large part, dismissing AML’s counterclaims (except its declaratory judgment claim), and held that AML's counterclaims failed for the same reasons as explained in the Report and Recommendation in Okavage (discussed above). On May 6, 2024, AML filed a motion for leave to file a supplemental counterclaim, to which UWM filed a response on May 20, 2024. On September 26, 2024, UWM filed a notice of supplemental authority providing the court with the Order in the Okavage matter. On October 23, 2024, AML filed a response to notice of supplemental authority. On February 7, 2025, UWM filed a motion for partial summary judgment and the Court granted UWM’s motion for partial summary judgment in part on July 1, 2025.

On April 28, 2025, a complaint was filed by Kristopher I Lapko, et al. in the U.S. District Court for the Eastern District of Michigan against UWM, its 401(k) Committee and the Company’s Board of Directors (the “401k Complaint”) alleging that UWM’s 401(k) plan (the “UWM Plan”) forfeitures should have been used to pay UWM Plan expenses instead of being used for future employer contributions. Pursuant to the 401k Complaint, the plaintiffs seek class certification, monetary damages, attorneys’ fees, and equitable, declaratory and injunctive relief. The Company believes the UWM Plan administration is consistent with decades of regulatory guidance that was reaffirmed as recently as 2023. On June 17, 2025, UWM and its 401(k)

Committee filed a motion to dismiss the 401k Complaint. On June 18, 2025, the Board of Directors was dismissed as a party to the 401k Complaint.

On May 2, 2025, a complaint was filed by Jennifer Adams, et al. (“AMC Plaintiffs”) in the Superior Court of California, County of San Diego against UWM and Alexander & McCabe Financial LLC, d/b/a @Home VMS alleging that the appraisal fee charged to the AMC Plaintiffs was unlawful, unfair and deceptive under California law (the “AMC Complaint”). Pursuant to the AMC Complaint, the AMC Plaintiffs seek class certification, monetary damages, attorneys’ fees, declaratory relief, and injunctive relief. On June 17, 2025, UWM filed its Demurrer to the AMC Complaint asserting that no actionable claim was stated against UWM in the AMC Complaint.

On June 26, 2025, a complaint was filed by Ethan Allison and Mark Caloca, et al. (“Website Plaintiffs”) in the United States District Court for the Northern District of California against UWM alleging certain damages associated with the tracking technologies on UWM’s website (the “Website Complaint”). Pursuant to the Website Complaint, the Website Plaintiffs seek class certification, monetary damages, attorneys’ fees, equitable relief and declaratory relief. UWM denies the allegations in the Website Complaint and intends to vigorously defend this matter.

Item 1A. Risk Factors

Except as set forth in Company’s Form 10-K for the year ended December 31, 2024 and the Company’s Form 10-Q for the quarterly period ended March 31, 2025, there have been no material changes to the Company’s Risk Factors.

Item 5. Other Information

Rule 10b5-1 Trading Plans

For the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

UWM HOLDINGS CORPORATION

Date: August 7, 2025	By:	/s/ Rami Hasani
Rami Hasani
Executive Vice President, Chief Financial Officer