Form 10-Q
period 2025-09-30
UWM Holdings Corp
filed 2025-11-06
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 4, 2025, the registrant had 254,803,110 shares of Class A common stock outstanding and 1,345,082,620 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents (includes restricted cash of $21.0 million and $16.0 million, respectively)	$870,703	$507,339
Mortgage loans at fair value	10,784,461	9,516,537
Derivative assets	91,446	99,964
Investment securities at fair value, pledged	101,277	103,013
Accounts receivable, net	548,090	417,955
Mortgage servicing rights	3,308,585	3,969,881
Premises and equipment, net	164,985	146,199
Operating lease right-of-use asset (includes $94.9 million and $92.6 million, respectively, with related parties)	95,957	93,730
Finance lease right-of-use asset, net (includes $21.2 million and $22.7 million, respectively, with related parties)	21,219	23,193
Loans eligible for repurchase from Ginnie Mae	749,089	641,554
Other assets	286,525	151,751
Total assets	$17,022,337	$15,671,116
Liabilities and equity
Warehouse lines of credit	$9,783,664	$8,697,744
Derivative liabilities	41,209	35,965
Secured lines of credit	—	500,000
Borrowings against investment securities	87,142	90,646
Accounts payable, accrued expenses and other	706,993	580,736
Accrued distributions and dividends payable	160,846	159,827
Senior notes	3,780,620	2,785,326
Operating lease liability (includes $101.3 million and $99.2 million, respectively, with related parties)	102,333	100,376
Finance lease liability (includes $23.3 million and $24.6 million, respectively, with related parties)	23,363	25,094
Loans eligible for repurchase from Ginnie Mae	749,089	641,554
Total liabilities	15,435,259	13,617,268
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of September 30, 2025 or December 31, 2024	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 234,291,930 and 157,940,987 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	23	16
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2025 or December 31, 2024	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2025 or December 31, 2024	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,365,482,620 and 1,440,332,098 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	137	144
Additional paid-in capital	7,579	3,523
Retained earnings	169,935	157,837
Non-controlling interest	1,409,404	1,892,328
Total equity	1,587,078	2,053,848
Total liabilities and equity	$17,022,337	$15,671,116

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue
Loan production income	$542,144	$465,548	$1,294,777	$1,121,611
Loan servicing income	169,019	134,753	538,349	463,365
Interest income	132,089	145,297	382,196	368,554
Total revenue	843,252	745,598	2,215,322	1,953,530
Other gains (losses)
Change in fair value of mortgage servicing rights	(307,825)	(446,100)	(807,831)	(604,148)
Gain on other interest rate derivatives	27,813	226,936	236,717	254,102
Other gains (losses), net	(280,012)	(219,164)	(571,114)	(350,046)
Expenses
Salaries, commissions and benefits	222,760	181,453	627,021	496,005
Direct loan production costs	64,213	58,398	153,670	135,319
Marketing, travel, and entertainment	23,410	22,462	71,979	66,011
Depreciation and amortization	12,747	11,636	36,287	34,380
General and administrative	62,243	53,664	190,390	149,524
Servicing costs	33,928	25,009	99,445	81,120
Interest expense	132,084	141,102	385,961	348,421
Other expense (income)	(815)	421	(1,817)	(921)
Total expenses	550,570	494,145	1,562,936	1,309,859
Earnings before income taxes	12,670	32,289	81,272	293,625
Provision for income taxes	582	344	1,733	4,863
Net income	12,088	31,945	79,539	288,762
Net income attributable to non-controlling interest	13,350	38,240	71,571	283,277
Net income (loss) attributable to UWM Holdings Corporation	$(1,262)	$(6,295)	$7,968	$5,485

Earnings (loss) per share of Class A common stock (see Note 17):
Basic	$(0.01)	$(0.06)	$0.04	$0.06
Diluted	$(0.01)	$(0.06)	$0.04	$0.06
Weighted average shares outstanding:
Basic	221,354,499	99,801,301	196,072,271	96,530,282
Diluted	221,354,499	99,801,301	1,598,953,257	96,530,282
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2025	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848
Net loss	—	—	—	—	—	(13,679)	(233,349)	(247,028)
Class A common stock dividends	—	—	—	—	—	(18,775)	—	(18,775)
Member distributions to SFS Corp.	—	—	—	—	—	—	(148,395)	(148,395)
Stock-based compensation	291,194	—	—	—	775	132	8,259	9,166
Re-measurement of non-controlling interest due to change in parent ownership and other	42,549,478	4	(42,549,478)	(4)	—	34,892	(48,359)	(13,467)
Balance, March 31, 2025	200,781,659	$20	1,397,782,620	$140	$4,298	$160,407	$1,470,484	$1,635,349
Net income						22,909	291,570	314,479
Class A common stock dividends	—	—	—	—	—	(20,653)	—	(20,653)
Member distributions to SFS Corp.	—	—	—	—	—	—	(190,868)	(190,868)
Stock-based compensation	697,904	—	—	—	1,390	—	9,651	11,041
Re-measurement of non-controlling interest due to change in parent ownership and other	4,500,000	1	(4,500,000)	(1)	—	7,657	(9,023)	(1,366)
Balance, June 30, 2025	205,979,563	$21	1,393,282,620	$139	$5,688	$170,320	$1,571,814	$1,747,982
Net income (loss)	—	—	—	—	—	(1,262)	13,350	12,088
Class A common stock dividends	—	—	—	—	—	(23,487)	—	(23,487)
Member distributions to SFS Corp.	—	—	—	—	—	—	(155,959)	(155,959)
Stock-based compensation	512,367	—	—	—	1,891	—	12,205	14,096
Re-measurement of non-controlling interest due to change in parent ownership and other	27,800,000	2	(27,800,000)	(2)	—	24,364	(32,006)	(7,642)
Balance, September 30, 2025	234,291,930	$23	1,365,482,620	$137	$7,579	$169,935	$1,409,404	$1,587,078

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2024	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	8,730	171,801	180,531
Class A common stock dividends	—	—	—	—	—	(9,495)	—	(9,495)
Member distributions to SFS Corp.	—	—	—	—	—	—	(194,261)	(194,261)
Stock-based compensation	1,291,366	(1)	—	—	383	—	6,131	6,513
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	2,055	(2,956)	(901)
Balance, March 31, 2024	94,945,635	$9	1,502,069,787	$150	$2,085	$111,980	$2,342,834	$2,457,058
Net income	—	—	—	—	—	3,050	73,236	76,286
Class A common stock dividends	—	—	—	—	—	(9,559)	—	(9,559)
Member distributions to SFS Corp.	—	—	—	—	—	—	(198,464)	(198,464)
Stock-based compensation	642,171	1	—	—	220	—	3,470	3,691
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	5,550	(5,550)	—
Balance, June 30, 2024	95,587,806	$10	1,502,069,787	$150	$2,305	$111,021	$2,215,526	$2,329,012
Net income	—	—	—	—	—	(6,295)	38,240	31,945
Class A common stock dividends	—	—	—	—	—	(11,315)	—	(11,315)
Member distributions to SFS Corp.	—	—	—	—	—	—	(171,090)	(171,090)
Stock-based compensation	521,150	—	—	—	339	—	5,185	5,524
Re-measurement of non-controlling interest due to change in parent ownership and other	17,042,012	1	(17,042,012)	(1)	—	23,150	(26,699)	(3,549)
Balance, September 30, 2024	113,150,968	$11	1,485,027,775	$149	$2,644	$116,561	$2,061,162	$2,180,527

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,539	$288,762
Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for representations and warranties	25,758	40,185
Capitalization of mortgage servicing rights	(2,466,820)	(1,980,550)
Change in fair value of mortgage servicing rights	807,831	604,148
Depreciation & amortization	40,301	36,615
Stock-based compensation expense	34,771	15,581
Increase in fair value of investment securities	(3,752)	(4,530)
(Decrease) increase in fair value of warrants liability	(1,224)	3,405
Decrease (increase) in:
Mortgage loans at fair value	(1,267,924)	(4,691,799)
Derivative assets	8,518	(33,958)
Other assets	(12,742)	(65,650)
Increase (decrease) in:
Derivative liabilities	5,248	52,818
Other liabilities	(818)	36,736
Net cash used in operating activities	(2,751,314)	(5,698,237)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(52,310)	(31,162)
Net proceeds from sale of mortgage servicing rights	2,242,614	2,607,316
Proceeds from principal payments on investment securities	5,486	5,917
Margin calls on borrowings against investment securities	3,500	(795)
Investment in private company equity securities	(100,000)	—
Net cash provided by investing activities	2,099,290	2,581,276
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under warehouse lines of credit	1,085,921	4,305,656
Repayments of finance lease liabilities	(1,732)	(4,842)
Borrowings under secured lines of credit	1,475,000	500,000
Repayments under secured lines of credit	(1,975,000)	(950,000)
Borrowings against investment securities	262,813	279,132
Repayments of borrowings against investment securities	(266,318)	(279,284)
Proceeds from issuance of senior notes	1,000,000	—
Discount and direct issuance cost of senior notes	(8,313)	—
Dividends paid to Class A common stockholders	(55,167)	(28,419)
Member distributions paid to SFS Corp.	(501,451)	(565,524)
Other financing activities	(365)	(899)
Net cash provided by financing activities	1,015,388	3,255,820
INCREASE IN CASH AND CASH EQUIVALENTS	363,364	138,859
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	507,339	497,468
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$870,703	$636,327
SUPPLEMENTAL INFORMATION
Cash paid for interest	$356,030	$300,395
Cash paid for taxes	622	2,966

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
As part of our structure, SFS Corp. holds Holdings LLC Class B Common Units and an equal number of shares of Class D common stock (each, a “Paired Interest"). Each Paired Interest may be exchanged at any time by SFS Corp. into, at the option of the Company, either, (a) cash or (b) one share of the Company’s Class B common stock (an "Exchange Transaction"). Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 11 - Non-Controlling Interest for further information.
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
Loans Eligible for Repurchase from Ginnie Mae
For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae pool if that loan meets defined criteria (generally loans that are more than 90 days past due). When the Company has the unilateral right to repurchase the delinquent loans, the previously sold assets are required to be re-recognized on the condensed consolidated balance sheets as assets and corresponding liabilities at the loan's unpaid principal balance, regardless of the Company’s intent to exercise its option to repurchase. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights ("MSRs").
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
Public and Private Warrants
As of September 30, 2025, the Company had 10,624,987 warrants outstanding which were issued to third-party investors (the "Public Warrants") and 5,250,000 warrants outstanding which were issued in a private sale (the "Private Warrants"). Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Any warrants that have not been exercised prior to January 21, 2026 will expire.
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

Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 41,155,416 shares remained available for issuance under the 2020 Plan as of September 30, 2025.
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

Accounting Standards Issued but Not Yet Effective
In December 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the potential impacts of the guidance in this ASU and will include the required disclosures in its consolidated financial statements once adopted.
In November 2024, the FASB issued ASU 2024-3, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the condensed consolidated financial statements. The ASU may be applied either prospectively or retrospectively for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impacts of the guidance in this ASU and will include the required disclosures in its condensed consolidated financial statements once adopted.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the consideration of project development stages and clarifies the threshold to begin capitalizing costs. This ASU may be applied either prospectively or retrospectively for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impacts of the guidance in this ASU.
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

(In thousands)	September 30, 2025	December 31, 2024
Mortgage loans, unpaid principal balance	$10,575,797	$9,450,137
Premiums paid on mortgage loans	147,816	88,202
Fair value adjustment	60,848	(21,802)
Mortgage loans at fair value	$10,784,461	$9,516,537
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 74% and 80% as of September 30, 2025 and December 31, 2024, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value. From time to time, the Company enters into other interest rate derivatives as part of its overall interest rate risk mitigation strategy. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within the "Gain on other interest rate derivatives" line item in the "Other gains (losses)" section. There were no other interest rate derivatives outstanding as of September 30, 2025 or December 31, 2024.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	September 30, 2025				December 31, 2024
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$22,357	$30,141	$17,750,683	(a)	$6,729	$33,685	$7,669,392	(a)
FLSCs	69,089	11,068	22,505,275		93,235	2,280	14,842,453
Total	$91,446	$41,209			$99,964	$35,965
(a)Notional amounts have been adjusted for pullthrough rates of 74% and 80% as of September 30, 2025 and December 31, 2024, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	September 30, 2025	December 31, 2024
Receivables from sales of servicing	$133,094	$32,582
Margin deposits	131,927	25,520
Servicing fees	125,604	159,282
Servicing advances	114,291	148,953
Origination receivables	35,596	27,527
Derivative settlements receivable	7,390	22,377
Other receivables	4,713	5,590
Provision for current expected credit losses	(4,526)	(3,876)
Total accounts receivable, net	$548,090	$417,955
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
The unpaid principal balance of mortgage loans serviced for others approximated $216.0 billion and $242.4 billion at September 30, 2025 and December 31, 2024, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Fair value, beginning of period	$3,445,195	$2,650,090	$3,969,881	$4,026,136
Capitalization of MSRs	829,978	761,928	2,466,820	1,980,550
MSR and excess servicing sales	(692,061)	(186,633)	(2,386,291)	(2,667,665)
Changes in fair value:
Due to changes in valuation inputs and assumptions	(158,842)	(263,893)	(406,509)	(161,056)
Due to collection/realization of cash flows and other	(115,685)	(161,438)	(335,316)	(377,911)
Fair value, end of period	$3,308,585	$2,800,054	$3,308,585	$2,800,054
The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Changes in fair value:
Due to changes in valuation inputs and assumptions	$(158,842)	$(263,893)	$(406,509)	$(161,056)
Due to collection/realization of cash flows and other	(115,685)	(161,438)	(335,316)	(377,911)
Net reserves and transaction costs on sales of servicing rights	(33,298)	(20,769)	(66,006)	(65,181)
Changes in fair value of mortgage servicing rights	$(307,825)	$(446,100)	$(807,831)	$(604,148)
During the three months ended September 30, 2025 and 2024, the Company sold MSRs on loans with an aggregate UPB of approximately $24.1 billion and $7.4 billion, respectively, for proceeds of approximately $547.4 million and $68.4 million, respectively. In addition, during the three months ended September 30, 2025 and 2024, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $19.3 billion and $15.4 billion, respectively, for proceeds of approximately $146.2 million and $118.4 million, respectively. In connection with these sales, the Company recorded approximately $33.3 million and $20.8 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
During the nine months ended September 30, 2025 and 2024, the Company sold MSRs on loans with an aggregate UPB of approximately $112.4 billion and $160.9 billion, respectively, for proceeds of approximately $1.9 billion and $2.3 billion, respectively. In addition, during the nine months ended September 30, 2025 and 2024, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $60.7 billion and $42.7 billion, respectively, for proceeds of approximately $532.0 million and $333.8 million, respectively. In connection with these sales, the Company recorded approximately $66.0 million and $65.2 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.

The following table summarizes the loan servicing income recognized during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Contractual servicing fees	$165,518	$131,614	$526,421	$451,399
Late, ancillary and other fees	3,501	3,139	11,928	11,966
Loan servicing income	$169,019	$134,753	$538,349	$463,365
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at September 30, 2025 and 2024:

	September 30, 2025				December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Discount rates	7.7%	—	13.6%	9.6%	9.3%	—	16.0%	10.9%
Annual prepayment speeds	4.9%	—	21.5%	9.7%	4.6%	—	20.9%	8.3%
Cost of servicing	$71	—	$140	$83	$74	—	$124	$85
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Discount rate:
+ 10% adverse change – effect on value	$(122,885)	$(157,809)
+ 20% adverse change – effect on value	(236,306)	(302,071)
Prepayment speeds:
+ 10% adverse change – effect on value	$(126,076)	$(116,920)
+ 20% adverse change – effect on value	(242,892)	(226,205)
Cost of servicing:
+ 10% adverse change – effect on value	$(24,343)	$(28,352)
+ 20% adverse change – effect on value	(48,687)	(56,703)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of September 30, 2025 and December 31, 2024 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of September 30, 2025	Total Advanced Against Line as of December 31, 2024

Master Repurchase Agreement ("MRA") Funding Limits as of September 30, 2025:
$4.0 Billion	5/9/2019	11/28/2025	$2,239,881	$2,146,009
$300 Million	2/26/2016	12/18/2025	266,141	283,583
$1.0 Billion	2/7/2025	2/6/2026	834,743	—
$3.0 Billion	12/31/2014	2/18/2026	2,297,287	2,123,381
$1.0 Billion	3/7/2019	2/19/2026	646,505	705,330
$500 Million	2/29/2012	5/15/2026	193,684	490,509
$500 Million	10/30/2020	6/26/2026	352,832	150,459
$2.0 Billion	7/24/2020	8/27/2026	1,381,432	1,113,979
$2.0 Billion	7/10/2012	9/29/2026	1,075,555	1,034,474
$750 Million	4/23/2021	10/08/2026	379,766	347,117
Early Funding:
$600 Million (ASAP + - see below)		No expiration	25,858	23,388
$750 Million (EF - see below)		No expiration	89,980	279,515
			9,783,664	8,697,744
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of September 30, 2025.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.15% to 1.90% for substantially all of our loan production volume as of September 30, 2025 and 1.35% to 1.95% as of December 31, 2024.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2025, $25.9 million was outstanding through the ASAP+ program and $90.0 million was outstanding through the EF program.
As of September 30, 2025, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of September 30, 2025.
MSR Facilities
In 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the Conventional MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Conventional MSR Facility bear interest based on SOFR plus an applicable margin. The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement.

On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of September 30, 2025, the Company was in compliance with all applicable covenants under the Conventional MSR Facility. As of September 30, 2025, no amount was outstanding under the Conventional MSR Facility and as of December 31, 2024, $250.0 million was outstanding under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2025, the Company was in compliance with all applicable covenants. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of September 30, 2025, no amount was outstanding under the Ginnie Mae MSR Facility and as of December 31, 2024, $250.0 million was outstanding under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 7.17% and 8.14% for the three months ended September 30, 2025 and 2024, respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 7.21% and 8.92% for the nine months ended September 30, 2025 and 2024, respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			September 30, 2025		December 31, 2024
Facility Type	Maturity Date	Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2025 Senior notes(1)	11/15/2025	5.500%	$799,726	$800,000	$798,084	$800,000
2027 Senior notes(2)	06/15/2027	5.750%	498,520	500,000	497,870	500,000
2029 Senior notes(3)	04/15/2029	5.500%	696,902	700,000	696,245	700,000
2030 Senior notes(4)	02/01/2030	6.625%	793,976	800,000	793,127	800,000
2031 Senior notes(5)	03/15/2031	6.250%	991,496	1,000,000	—	—
Total senior notes			$3,780,620	$3,800,000	$2,785,326	$2,800,000

Weighted average interest rate			5.97%		5.87%

(1) Carrying amount includes $0.3 million and $1.9 million of unamortized debt issuance costs and discounts as of September 30, 2025 and December 31, 2024, respectively.
(2) Carrying amount includes $1.5 million and $2.1 million of unamortized debt issuance costs and discounts as of September 30, 2025 and December 31, 2024, respectively.
(3) Carrying amount includes $3.1 million and $3.8 million of unamortized debt issuance costs and discounts as of September 30, 2025 and December 31, 2024, respectively.
(4) Carrying amount includes $6.0 million and $6.9 million of unamortized debt issuance costs and discounts as of September 30, 2025 and December 31, 2024, respectively.
(5) Carrying amount includes $8.5 million of unamortized debt issuance costs and discounts as of September 30, 2025.

2025 Senior Notes
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year. We intend to repay the 2025 Senior Notes at maturity.
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

2031 Senior Notes

On September 9, 2025, the Company's consolidated subsidiary, Holdings LLC, issued $1.0 billion in aggregate principal amount of senior unsecured notes due March 15, 2031, which are guaranteed by UWM (the "2031 Senior Notes"). The 2031 Senior Notes accrue interest at a rate of 6.250% per annum. Interest on the 2031 Senior Notes is due semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. The Company has used and plans to use the net proceeds from the issuance of the 2031 Senior Notes (i) to repay the 2025 Senior Notes at maturity, (ii) pay down outstanding amounts on our MSR facilities, and (iii) the remainder, if any, for working capital.

On or after March 15, 2028, the Company may, at its option, redeem the 2031 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: March 15, 2028 at 103.125%; March 15, 2029 at 101.563%; or March 15, 2030 until maturity at 100%, of the principal amount of the 2031 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to March 15, 2028, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes originally issued at a redemption price of 106.250% of the principal amount of the 2031 Senior Notes redeemed on the redemption date plus accrued and unpaid interest, with net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the 2031 Senior Notes prior to March 15, 2028 at a price equal to 100% of the principal amount redeemed plus a "make-whole" premium, plus accrued and unpaid interest.

The indentures governing the 2025, 2027, 2029, 2030, and 2031 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of September 30, 2025.
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
On September 8, 2025, UWM entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Agreement with SFS Corp. The Amendment, among other things, (i) restricts UWM from making any payment to SFS Corp. upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and (ii) restricts SFS Corp. from pursuing certain remedies until all outstanding amounts due under any of the senior notes has been paid upon the occurrence of any event of default under any of the indentures governing the senior notes. All other material terms of the Revolving Credit Agreement remain unchanged.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of September 30, 2025. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2025 or December 31, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "Loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $68.1 million and $50.1 million in UPB of loans during the three months ended September 30, 2025 and 2024, respectively, and $150.2 million and $185.6 million in UPB of loans during the nine months ended September 30, 2025 and 2024 respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$98,941	$70,543	$87,647	$62,865
Additions	5,582	16,329	25,758	40,185
Loss realized, net of adjustments	(7,121)	1,964	(16,003)	(14,214)
Balance, end of period	$97,402	$88,836	$97,402	$88,836
Commitments to Originate Loans
As of September 30, 2025, the Company had agreed to extend credit to potential borrowers for approximately $29.6 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution.

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

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	September 30, 2025	December 31, 2024
TRA liability	$161,046	$78,519
Servicing fees payable	108,183	95,621
Accrued compensation and benefits	101,535	90,964
Representations and warranties reserve	97,402	87,647
Accrued interest and bank fees	67,769	41,851
Derivative settlements payable	65,083	13,622
Other accounts payable	38,578	37,352
Investor payables	32,387	24,883
Other accrued expenses	27,366	36,773
Deferred tax liability	4,328	4,210
Margin call payable	1,797	66,551
Public and Private Warrants	1,519	2,743
Total accounts payable, accrued expenses and other	$706,993	$580,736

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and nine months ended September 30, 2025 and 2024.
In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. There have been no loan sales through UWM's private label securitization transactions since 2021. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of September 30, 2025, $99.2 million of the $101.3 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $87.1 million with remaining maturities ranging from approximately one to three months as of September 30, 2025, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTEREST
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	September 30, 2025		December 31, 2024
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	234,291,930	14.65%	157,940,987	9.88%
SFS Corp. ownership of Class B Common Units	1,365,482,620	85.35%	1,440,332,098	90.12%
Balance at end of period	1,599,774,550	100.00%	1,598,273,085	100.0%
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
During the nine months ended September 30, 2025, the Company issued 1,501,465 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 74,849,478 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the condensed consolidated statement of changes in equity. Refer to Note 15 - Income Taxes for further information on tax impact of the Exchange Transactions.

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

UWM is required to maintain certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of September 30, 2025, the most restrictive of these requirements require UWM to maintain a minimum net worth of $650.0 million, minimum liquidity of $353.7 million, and minimum capital and risk-based capital ratios of 6%. As of September 30, 2025, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2025 or December 31, 2024.

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

	September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$10,784,461	$—	$10,784,461
IRLCs	—	—	22,357	22,357
FLSCs	—	69,089	—	69,089
Investment securities at fair value, pledged	—	101,277	—	101,277
Mortgage servicing rights	—	—	3,308,585	3,308,585
Total assets	$—	$10,954,827	$3,330,942	$14,285,769
Liabilities:
IRLCs	$—	$—	$30,141	$30,141
FLSCs	—	11,068	—	11,068
Public and Private Warrants	1,475	44	—	1,519
Total liabilities	$1,475	$11,112	$30,141	$42,728

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,516,537	$—	$9,516,537
IRLCs	—	—	6,729	6,729
FLSCs	—	93,235	—	93,235
Investment securities at fair value, pledged	—	103,013	—	103,013
Mortgage servicing rights	—	—	3,969,881	3,969,881
Total assets	$—	$9,712,785	$3,976,610	$13,689,395
Liabilities:
IRLCs	$—	$—	$33,685	$33,685
FLSCs	—	2,280	—	2,280
Public and Private warrants	2,178	565	—	2,743
Total liabilities	$2,178	$2,845	$33,685	$38,708
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	September 30, 2025	December 31, 2024
Pullthrough rate (weighted avg.)	74%	80%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and nine months ended September 30, 2025.
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

Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$799,726	$800,040	$798,084	$797,080
2027 Senior Notes, due 6/15/27	498,520	500,130	497,870	494,080
2029 Senior Notes, due 4/15/29	696,902	691,103	696,245	675,206
2030 Senior Notes, due 2/1/30	793,976	814,552	793,127	795,408
2031 Senior Notes, due 3/15/31	991,496	995,850	—	—
Total senior notes	$3,780,620	$3,801,675	$2,785,326	$2,761,774
The fair value of the 2025, 2027, 2029, 2030, and 2031 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of September 30, 2025 and December 31, 2024, respectively.

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
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company; and
•The Company has incurred $1.0 million expense related to a UWM branded sponsorship agreement with an entity controlled by the Company’s CEO.
The Company made net payments to various companies related through common ownership as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Rent and other occupancy related fees, net	$5,527	$5,095	$15,398	$14,515
Legal fees	150	150	450	450
Other expenses	95	49	1,357	190
Total related party net payments	$5,772	$5,293	$17,205	$15,155
The Company made payments of $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended September 30, 2025. Additionally, the Company made payments of $0.7 million and $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the nine months ended September 30, 2025 and 2024 respectively.

UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of September 30, 2025 or December 31, 2024. Refer to Note 7 - Other Borrowings for further details.

NOTE 15 – INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company’s effective tax rate was 4.59% and 1.07%, respectively. For the nine months ended September 30, 2025 and 2024, the Company's effective tax rate was 2.13% and 1.66%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings attributable to non-controlling interest.
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
For the three months ended September 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $20.6 million (consisting of temporary differences subject to the TRA of $33.7 million, net of temporary differences that are not subject to the TRA of $13.1 million), and an increase in the TRA liability in the amount of $28.6 million. For the nine months ended September 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $57.0 million (consisting of temporary differences subject to the TRA of $93.6 million, net of temporary differences that are not subject to the TRA of $36.6 million), and an increase in the TRA liability in the amount of $79.5 million. The offsetting amounts were recorded as adjustments to equity.
For the three and nine months ended September 30, 2024, Exchange Transactions resulted in a net decrease in the Company’s deferred tax liability related to its investment in Holdings LLC in the amount of $13.6 million (consisting of temporary differences subject to the TRA of $20.1 million, net of temporary differences that are not subject to the TRA of $6.5 million), and an increase in the TRA liability in the amount of $17.1 million. The offsetting amount was recorded as an adjustment to equity.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	26,719,022	$5.93	7,883,531	$6.01
Granted [1]	6,768,415	3.56	11,138,840	7.27
Vested	(513,095)	4.00	(522,242)	3.79
Forfeited	(703,832)	5.12	(246,564)	6.85
Unvested - end of period	32,270,510	$5.48	18,253,565	$6.83

	For the nine months ended September 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	19,997,692	$6.68	7,867,321	$5.89
Granted [1]	15,582,077	3.98	13,589,182	7.14
Vested	(1,560,673)	5.52	(2,591,003)	5.74
Forfeited	(1,748,586)	5.72	(611,935)	6.31
Unvested - end of period	32,270,510	$5.48	18,253,565	$6.83

[1] The RSUs granted during the three and nine months ended September 30, 2025 had vesting terms ranging from immediate to 4 years from the grant date.
Stock-based compensation expense recognized for the three months ended September 30, 2025 and 2024 was $14.8 million and $5.8 million, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2025 and 2024 was $34.7 million and $15.6 million, respectively. As of September 30, 2025, there was $136.5 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 3.4 years.

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
Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income attributable to UWM Holdings Corporation by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock outstanding, adjusted to give effect to potentially dilutive securities. See Note 11, Non-Controlling Interest for a description of the Paired Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
There was no Class B common stock outstanding as of September 30, 2025 or September 30, 2024.
The following table sets forth the calculation of basic and diluted earnings per share for the periods ended September 30, 2025 and 2024 (in thousands, except shares and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income	$12,088	$31,945	$79,539	$288,762
Net income attributable to non-controlling interest	13,350	38,240	71,571	283,277
Net income (loss) attributable to UWMC	(1,262)	(6,295)	7,968	5,485
Numerator:
Net income (loss) attributable to Class A common shareholders	$(1,262)	$(6,295)	$7,968	$5,485
Net income (loss) attributable to Class A common shareholders - diluted	$(1,262)	$(6,295)	$63,750	$5,485
Denominator:
Weighted average shares of Class A common stock outstanding - basic	221,354,499	99,801,301	196,072,271	96,530,282
Weighted average shares of Class A common stock outstanding - diluted	221,354,499	99,801,301	1,598,953,257	96,530,282
Earnings (loss) per share of Class A common stock outstanding - basic	$(0.01)	$(0.06)	$0.04	$0.06
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.01)	$(0.06)	$0.04	$0.06
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2024, and dilutive for the nine months ended September 30, 2025. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three or nine months ended September 30, 2025 and 2024. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to September 30, 2025, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on January 8, 2026 to stockholders of record at the close of business on December 18, 2025. Additionally, the Board approved a proportional distribution to SFS Corp. which is payable on or around January 8, 2026.
Subsequent to September 30, 2025, as a result of Exchange Transactions, the Company acquired from SFS Corp. 20.4 million Class A common units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which were immediately converted into shares of Class A common stock. The Exchange Transactions and the subsequent sale of the Class A Common Stock by SFS Corp were pursuant to SFS Corp.’s previously announced 10b5-1 plan, adopted by SFS Corp. on March 17, 2025. As of the date of the filing of this report, there were approximately 32 million shares remaining to be sold under the 10b5-1 trading arrangement adopted by SFS Corp. on March 17, 2025.
Subsequent to September 30, 2025, UWM entered into a 10 year, nearly $115 million naming rights partnership with entities that own the Phoenix Suns and Phoenix Mercury professional sports teams (which are controlled by the Company's Chairman, President, and CEO) to name the downtown Phoenix arena after UWM’s consumer-facing brand, Mortgage Matchup, and to provide various other marketing benefits to UWM.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three and nine months ended September 30, 2025, 93% and 90%, respectively, of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

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

Three and Nine Months Ended September 30, 2025 and 2024 Summary

For the three months ended September 30, 2025, we originated $41.7 billion in loans, which was an increase of $2.2 billion, or 5.6%, from the $39.5 billion of originations during the three months ended September 30, 2024. We reported net income of $12.1 million for the three months ended September 30, 2025, which was a decrease of $19.9 million, compared to net income of $31.9 million for the three months ended September 30, 2024. Adjusted EBITDA for the three months ended September 30, 2025 was $211.1 million as compared to $107.2 million for the three months ended September 30, 2024. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the nine months ended September 30, 2025, we originated $113.8 billion in loans, which was an increase of $13.1 billion, or 13.0%, from the $100.8 billion of originations during the nine months ended September 30, 2024. We reported net income of $79.5 million for the nine months ended September 30, 2025, which was a decrease of $209.2 million, compared to net income of $288.8 million for the nine months ended September 30, 2024. Adjusted EBITDA for the nine months ended September 30, 2025 was $464.6 million as compared to $341.8 million for the nine months ended September 30, 2024. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$12,088	$31,945	$79,539	$288,762
Interest expense on non-funding debt	51,828	31,544	152,683	103,738
Provision for income taxes	582	344	1,733	4,863
Depreciation and amortization	12,747	11,636	36,287	34,380
Stock-based compensation expense	14,732	5,768	34,771	15,581
Change in fair value of MSRs due to valuation inputs or assumptions (1)	158,842	263,893	406,509	161,056
Gain on other interest rate derivatives	(27,813)	(226,936)	(236,717)	(254,102)
Deferred compensation, net(2)	(11,117)	(11,434)	(8,430)	(11,540)
Change in fair value of Public and Private Warrants (3)	770	5,829	(1,224)	3,404
Change in Tax Receivable Agreement liability (4)	41	—	3,156	180
Change in fair value of investment securities (5)	(1,627)	(5,409)	(3,750)	(4,506)
Adjusted EBITDA	$211,073	$107,180	$464,558	$341,816

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
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue
Loan production income	$542,144	$465,548	$1,294,777	$1,121,611
Loan servicing income	169,019	134,753	538,349	463,365
Interest income	132,089	145,297	382,196	368,554
Total revenue	843,252	745,598	2,215,322	1,953,530
Other gains (losses)
Change in fair value of mortgage servicing rights	(307,825)	(446,100)	(807,831)	(604,148)
Gain on other interest rate derivatives	27,813	226,936	236,717	254,102
Other gains (losses), net	(280,012)	(219,164)	(571,114)	(350,046)
Expenses
Salaries, commissions and benefits	222,760	181,453	627,021	496,005
Direct loan production costs	64,213	58,398	153,670	135,319
Marketing, travel, and entertainment	23,410	22,462	71,979	66,011
Depreciation and amortization	12,747	11,636	36,287	34,380
General and administrative	62,243	53,664	190,390	149,524
Servicing costs	33,928	25,009	99,445	81,120
Interest expense	132,084	141,102	385,961	348,421
Other expense (income)	(815)	421	(1,817)	(921)
Total expenses	550,570	494,145	1,562,936	1,309,859
Earnings before income taxes	12,670	32,289	81,272	293,625
Provision for income taxes	582	344	1,733	4,863
Net income	12,088	31,945	79,539	288,762
Net income attributable to non-controlling interest	13,350	38,240	71,571	283,277
Net income (loss) attributable to UWM Holdings Corporation	$(1,262)	$(6,295)	$7,968	$5,485

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Loan origination volume by type
Purchase:
Conventional	$14,677,985	$15,874,674	$44,682,599	$43,057,841
Government	8,411,136	7,812,683	23,442,925	23,188,095
Jumbo and other(1)	2,124,362	2,499,626	6,134,396	7,983,013
Total purchase	$25,213,483	$26,186,983	$74,259,920	$74,228,949
Refinance:
Conventional	$7,193,198	$3,552,067	$16,615,084	$8,402,163
Government	7,302,600	8,271,580	17,690,086	13,966,770
Jumbo and other(1)	2,032,789	1,525,416	5,273,269	4,171,167
Total refinance	16,528,587	13,349,063	39,578,439	26,540,100
Total loan origination volume	$41,742,070	$39,536,046	$113,838,359	$100,769,049
Portfolio metrics
Average loan amount	$380	$387	$381	$382
Weighted average loan-to-value ratio	81.90%	83.04%	81.85%	82.46%
Weighted average credit score	736	735	736	736
Weighted average note rate	6.42%	6.47%	6.52%	6.65%
Percentage of loans sold
To GSEs/GNMA	93%	91%	90%	88%
To other counterparties	7%	9%	10%	12%
Servicing-retained	95%	93%	93%	91%
Servicing-released	5%	7%	7%	9%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2025	2024
Primary loss	$(434,825)	$(414,860)	$(19,965)	4.8%
Loan origination fees	152,573	134,809	17,764	13.2%
Provision for representation and warranty obligations	(5,582)	(16,329)	10,747	(65.8)%
Capitalization of MSRs	829,978	761,928	68,050	8.9%
Loan production income	$542,144	$465,548	$76,596	16.5%

Gain margin(1)	1.30%	1.18%	0.12%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2025	2024
Primary loss	$(1,552,928)	$(1,152,686)	$(400,242)	34.7%
Loan origination fees	406,643	333,932	72,711	21.8%
Provision for representation and warranty obligations	(25,758)	(40,185)	14,427	(35.9)%
Capitalization of MSRs	2,466,820	1,980,550	486,270	24.6%
Loan production income	$1,294,777	$1,121,611	$173,166	15.4%

Gain margin(1)	1.14%	1.11%	0.03%

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
The total of primary loss and capitalization of MSRs increased approximately $48.1 million for the three months ended September 30, 2025 as compared to the same period in 2024. This increase was primarily due to an increase in loan production volume of $2.2 billion, or 5.6%, from $39.5 billion to $41.7 billion during the three months ended September 30, 2025, as compared to the same period in 2024.
Loan origination fees increased by approximately $17.8 million for the three months ended September 30, 2025 as compared to the same period in 2024, due to increases in loan production volume and increases in per loan origination and other fees. The provision for representations and warranties obligations decreased by $10.7 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to improved loss experience.
The increase in production volume was primarily due to higher refinance volume during the three months ended September 30, 2025 compared to the same period in 2024.
The total of primary loss and capitalization of MSRs increased approximately $86.0 million for the nine months ended September 30, 2025 as compared to the same period in 2024. This increase was primarily due to an increase in loan production volume of $13.1 billion, or 13.0%, from $100.8 billion to $113.8 billion during the nine months ended September 30, 2025, as compared to the same period in 2024.
Loan origination fees increased by approximately $72.7 million for the nine months ended September 30, 2025 as compared to the same period in 2024, due to the same reasons as mentioned in the three months analysis above. The provision for representations and warranties obligations decreased by $14.4 million for the nine months ended September 30, 2025 as compared to the same period in 2024, due to the same reasons as mentioned in the three months analysis above.
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

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2025	2024
Contractual servicing fees	$165,518	$131,614	$33,904	25.8%
Late, ancillary and other fees	3,501	3,139	362	11.5%
Loan servicing income	$169,019	$134,753	$34,266	25.4%

Servicing costs	33,928	25,009	8,919	35.7%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2025	2024
Contractual servicing fees	$526,421	$451,399	$75,022	16.6%
Late, ancillary and other fees	11,928	11,966	(38)	(0.3)%
Loan servicing income	$538,349	$463,365	$74,984	16.2%

Servicing costs	99,445	81,120	18,325	22.6%

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Average UPB of loans serviced	$217,344,544	$198,596,837	$222,343,411	$223,119,958
Average number of loans serviced	602,403	615,098	624,299	688,040
Weighted average servicing fee as of period end	0.33%	0.32%	0.33%	0.32%

Loan servicing income was $169.0 million for the three months ended September 30, 2025, an increase of $34.3 million, or 25.4%, as compared to $134.8 million for the three months ended September 30, 2024. The increase in loan servicing income during the three months ended September 30, 2025 was primarily driven by an increase in the average portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution, as well as an increase in the average UPB of loans serviced.

Servicing costs increased $8.9 million for the three months ended September 30, 2025, as compared to the same period in 2024 primarily as a result of an increase in the average servicing portfolio and shortfall interest.

Loan servicing income was $538.3 million for the nine months ended September 30, 2025, an increase of $75.0 million, or 16.2%, as compared to $463.4 million for the nine months ended September 30, 2024. The increase in loan servicing income during the nine months ended September 30, 2025 was primarily due to an increase in the average portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution, partially offset by a slight decline in the average servicing portfolio UPB.

Servicing costs increased $18.3 million for the nine months ended September 30, 2025, as compared to the same period in 2024 primarily as a result of shortfall interest and certain costs associated with the transition to in-house servicing.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
UPB of loans serviced	$216,028,448	$242,405,767
Number of loans serviced	599,045	729,781
MSR portfolio delinquency count (60+ days) as % of total	1.63%	1.37%
Weighted average note rate	5.57%	4.76%
Weighted average service fee	0.33%	0.33%

Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2025	2024
Interest income	$132,089	$145,297	$(13,208)	(9.1)%
Less: Interest expense on funding facilities	80,256	109,558	(29,302)	(26.7)%
Net interest income	$51,833	$35,739	$16,094	45.0%

Interest expense on non-funding debt	$51,828	$31,544	$20,284	64.3%
Total interest expense	132,084	141,102	(9,018)	(6.4)%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2025	2024
Interest income	$382,196	$368,554	$13,642	3.7%
Less: Interest expense on funding facilities	233,278	244,683	(11,405)	(4.7)%
Net interest income	$148,918	$123,871	$25,047	20.2%

Interest expense on non-funding debt	$152,683	$103,738	$48,945	47.2%
Total interest expense	385,961	348,421	37,540	10.8%
Net interest income (interest income less interest expense on funding facilities) was $51.8 million for the three months ended September 30, 2025, an increase of $16.1 million, or 45.0%, as compared to $35.7 million for the three months ended September 30, 2024, as a result of lower interest expense on funding facilities, partially offset by a decrease in interest income. The decrease in interest expense on funding facilities was primarily due to lower interest rates and higher credits from warehouse lenders on custodial and other deposits. The decrease in interest income was primarily due to lower average note rates on mortgage loans at fair value.
Interest expense on non-funding debt was $51.8 million for the three months ended September 30, 2025, an increase from $31.5 million for the three months ended September 30, 2024, primarily due to interest expense on the $800.0 million of 2030 Senior Notes issued in December of 2024 and interest expense on the $1.0 billion of 2031 Senior Notes issued in September of 2025. Additionally, we had higher interest expense on the secured lines of credit as a result of higher average balances on the MSR facilities, partially offset by lower interest rates.
Net interest income (interest income less interest expense on funding facilities) was $148.9 million for the nine months ended September 30, 2025, an increase of $25.0 million, or 20.2%, as compared to $123.9 million for the nine months ended September 30, 2024, as a result of an increase in interest income partially offset by a decrease interest expense on funding facilities. The increase in interest income was primarily due to higher average balances of mortgage loans at fair value due to increased loan production volume, partially offset by lower average note rates on mortgage loans at fair value. The decrease in interest expense on funding facilities was primarily due to lower interest rates and higher credits from warehouse lenders on custodial and other deposits, partially offset by higher average warehouse balances due to increased loan production.
Interest expense on non-funding debt was $152.7 million for the nine months ended September 30, 2025, an increase from $103.7 million for the nine months ended September 30, 2024, primarily due to the same reasons mentioned in the three months analysis above.

Other gains (losses)

The change in fair value of MSRs for the three months ended September 30, 2025 was a decrease of $307.8 million, as compared with a decrease of $446.1 million for the three months ended September 30, 2024. The decrease in fair value of MSRs for the three months ended September 30, 2025 was primarily attributable to a decrease in fair value of approximately $158.8 million due to changes in valuation inputs and assumptions (primarily due to changes in relevant market interest rates and related valuation assumptions), a decline in fair value of approximately $115.7 million due to the realization of cash flows, decay, and other (including loans paid in full) and approximately $33.3 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The decrease in fair value for the three months ended September 30, 2024 of approximately $446.1 million was primarily attributable to a decrease in fair value of approximately $263.9 million due to changes in valuation inputs and assumptions, a decrease of approximately $161.4 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $20.8 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The change in fair value of MSRs for the nine months ended September 30, 2025 was a decrease of $807.8 million, as compared with a decrease of $604.1 million for the nine months ended September 30, 2024. The decrease in fair value of MSRs for the nine months ended September 30, 2025 was primarily attributable to a decrease in fair value of approximately $406.5 million due to changes in valuation inputs and assumptions (primarily due to changes in relevant market interest rates), a decline in fair value of approximately $335.3 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $66.0 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The decrease in fair value for the nine months ended September 30, 2024 of approximately $604.1 million was primarily attributable to a decline of approximately $377.9 million due to realization of cash flows, decay, and other (including loans paid in full), a decrease in fair value of approximately $161.1 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates and approximately $65.2 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The gain on other interest rate derivatives of $27.8 million and $236.7 million for the three and nine months ended September 30, 2025, respectively, was due to a gain on other interest rate derivative instruments that we entered into during the second and third quarters of 2025 in order to manage overall interest rate risk.

The gain on other interest rate derivatives of $226.9 million and $254.1 million for the three and nine months ended September 30, 2024, respectively, was due to the gain on other interest rate derivative instruments that we entered into during the second quarter of 2024 in order to manage overall interest rate risk.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2025	2024
Salaries, commissions and benefits	$222,760	$181,453	$41,307	22.8%
Direct loan production costs	64,213	58,398	5,815	10.0%
Marketing, travel, and entertainment	23,410	22,462	948	4.2%
Depreciation and amortization	12,747	11,636	1,111	9.5%
General and administrative	62,243	53,664	8,579	16.0%
Other expense (income)	(815)	421	(1,236)	(293.6)%
Other costs	$384,558	$328,034	$56,524	17.2%

	For the nine months ended September 30,		Change $	Change %
	2025	2024
Salaries, commissions and benefits	$627,021	$496,005	$131,016	26.4%
Direct loan production costs	153,670	135,319	18,351	13.6%
Marketing, travel, and entertainment	71,979	66,011	5,968	9.0%
Depreciation and amortization	36,287	34,380	1,907	5.5%
General and administrative	190,390	149,524	40,866	27.3%
Other income	(1,817)	(921)	(896)	97.3%
Other costs	$1,077,530	$880,318	$197,212	22.4%

Other costs were $384.6 million for the three months ended September 30, 2025, an increase of $56.5 million, or 17.2%, as compared to $328.0 million for the three months ended September 30, 2024. This increase was primarily due to an increase in salaries, commissions and benefits of $41.3 million, or 22.8%, primarily due to increases in team member count and production volume. General and administrative expenses increased $8.6 million primarily due to an increase in computer services, software licensing, and support, driven in part by an increase in costs related to AI initiatives. Direct loan production costs increased $5.8 million, primarily due to costs associated with our free credit report program as well as increased loan production volume, partially offset by lower costs associated with down payment assistance programs.

Other costs were $1.1 billion for the nine months ended September 30, 2025, an increase of $197.2 million, or 22.4%, as compared to $880.3 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in salaries, commissions and benefits of $131.0 million, or 26.4%, primarily due to increases in team member count and production volume, along with an increase in stock-based compensation expense. General and administrative expenses increased $40.9 million primarily due to an increase in computer services, software licensing, and support, driven in part by an increase in costs related to AI initiatives, partially offset by a decrease in legal expenses. Direct loan production costs increased $18.4 million, primarily due to costs associated with our free credit report program and higher production volume, partially offset by lower costs associated with down payment assistance programs. Marketing, travel and entertainment expenses increased $6.0 million, primarily due to increases in broker promotions and sponsorship fees.

Income Taxes

We recorded a $0.6 million provision for income taxes during the three months ended September 30, 2025, compared to a $0.3 million provision for income taxes for the three months ended September 30, 2024. The increase in income tax provision for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the effects of our increased ownership percentage in Holdings LLC as a result of Exchange Transactions.

We recorded a $1.7 million provision for income taxes during the nine months ended September 30, 2025, compared to a $4.9 million provision for income taxes for the nine months ended September 30, 2024. The decrease in income tax provision for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in pre-tax income attributable to the Company, partially offset by the effects of our increased ownership percentage in Holdings LLC as a result of Exchange Transactions.

Net income

Net income was $12.1 million for the three months ended September 30, 2025, a decrease of $19.9 million or 62.2%, as compared to net income of $31.9 million for the three months ended September 30, 2024. The decrease in net income was primarily the result of an increase in other losses, net of other gains, of $60.8 million and an increase in total expenses (including income taxes) of $56.7 million, partially offset by an increase in total revenue of $97.7 million.

Net loss attributable to the Company of $1.3 million for the three months ended September 30, 2025 includes the net income of UWM attributable to the Company due to its approximate 15% ownership interest in Holdings LLC. Net loss attributable to the Company of $6.3 million for the three months ended September 30, 2024, includes the net income of UWM attributable to the Company due to its approximate 7% ownership interest in Holdings LLC.

Net income was $79.5 million for the nine months ended September 30, 2025, a decrease of $209.2 million or 72.5%, as compared to net income of $288.8 million for the nine months ended September 30, 2024. The decrease in net income was primarily the result of an increase other losses, net of other gains, a $221.1 million net change, and an increase in total expenses (including income taxes) of $249.9 million, partially offset by an increase in total revenue of $261.8 million.

Net income attributable to the Company of $8.0 million for the nine months ended September 30, 2025 includes the net income of UWM attributable to the Company due to its approximate 15% ownership interest in Holdings LLC. Net income attributable to the Company of $5.5 million for the nine months ended September 30, 2024 includes the net income of UWM attributable to the Company due to its approximate 7% ownership interest in Holdings LLC.

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

We currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current operations and fund our loan originations capital commitments for the next twelve months. We also believe that we have adequate available liquidity, including the net proceeds from the issuance of the 2031 Senior Notes in September 2025, to satisfy the upcoming maturity of the 2025 Senior Notes.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of September 30, 2025, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of September 30, 2025:

Facility Type[2]	Collateral	Line Amount as of September 30, 2025[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of September 30, 2025 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/15/2026	$193,684
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/24/2020	8/27/2026	1,381,432
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/10/2012	9/29/2026	1,075,555
Master Repurchase Agreement	Mortgage Loans	$4.0 Billion	5/9/2019	11/28/2025	2,239,881
Master Repurchase Agreement	Mortgage Loans	$300 Million	2/26/2016	12/18/2025	266,141
Master Repurchase Agreement	Mortgage Loans	$1,000 Million	2/7/2025	2/6/2026	834,743
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/18/2026	2,297,287
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2026	646,505
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	352,832
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/08/2026	379,766
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	25,858
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	89,980
					$9,783,664
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of September 30, 2025.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.15% to 1.90% for substantially all of our loan production volume as of September 30, 2025.

Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2025, $25.9 million amount was outstanding under the ASAP+ program and $90.0 million was outstanding through the EF program.

Covenants
Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of September 30, 2025.

Other Financing Facilities

Senior Notes

On November 3, 2020, our consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes is due semi-annually on May 15 and November 15 of each year. We used approximately $500.0 million of the net proceeds from the offering of 2025 Senior Notes for general corporate purposes to fund future growth and distributed the remainder to SFS Corp. for tax distributions. We intend to repay the 2025 Senior Notes at maturity.

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

On September 9, 2025, the Company's consolidated subsidiary, Holdings LLC, issued $1.0 billion in aggregate principal amount of senior unsecured notes due March 15, 2031, which are guaranteed by UWM (the "2031 Senior Notes"). The 2031 Senior Notes accrue interest at a rate of 6.250% per annum. Interest on the 2031 Senior Notes is due semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. We plan to use the net proceeds from the issuance of the 2031 Senior Notes (i) to repay the 2025 Senior Notes at maturity, (ii) pay down outstanding amounts on our MSR facilities, and (iii) the remainder, if any, for working capital.

On or after March 15, 2028, the Company may, at its option, redeem the 2031 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: March 15, 2028 at 103.125%; March 15, 2029 at 101.563%; or March 15, 2030 until maturity at 100%, of the principal amount of the 2031 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to March 15, 2028, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes originally issued at a redemption price of 106.250% of the principal amount of the 2031 Senior Notes redeemed on the redemption date plus accrued and unpaid interest, with net proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the 2031 Senior Notes prior to March 15, 2028 at a price equal to 100% of the principal amount redeemed plus a "make-whole" premium, plus accrued and unpaid interest.

The indentures governing the 2025 Senior Notes, the 2027 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, and the 2031 Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of September 30, 2025.
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
On January 30, 2023, UWM amended the Loan and Security Agreement with Citibank, to permit UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows whereby Citibank will release its security interest in that portion of the collateral.
On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. As of September 30, 2025, no amounts were outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2025, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of September 30, 2025, no amounts were outstanding under the Ginnie Mae MSR Facility.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2025, we were in compliance with all applicable covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 7.17% and 8.14% for the three months ended September 30, 2025 and September 30, 2024, respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 7.21% and 8.92% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
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
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of September 30, 2025. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2025. In 2025, UWM and SFS Corp. amended the Revolving Credit Agreement to, among other things, (i) restrict UWM from making any payment to SFS Corp. upon the occurrence of an event of default under any of the indentures governing any of senior notes outstanding and (ii)

restrict SFS Corp. from pursuing certain remedies until all outstanding amounts due under any of the senior notes has been paid upon the occurrence of any event of default under any of the indentures governing the senior notes.

Borrowings Against Investment Securities

In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of September 30, 2025, we had $87.1 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of September 30, 2025, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less specified haircuts. These investment securities are financed on average at approximately 74% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of September 30, 2025, we had delivered $0.8 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of September 30, 2025, our finance lease liabilities were $23.4 million, $23.3 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately two months to eleven years.

Cash flow data for the nine months ended September 30, 2025 and 2024

	For the nine months ended September 30,
($ in thousands)	2025	2024
Net cash used in operating activities	$(2,751,314)	$(5,698,237)
Net cash provided by investing activities	2,099,290	2,581,276
Net cash provided by financing activities	1,015,388	3,255,820
Net increase in cash and cash equivalents	$363,364	$138,859
Cash and cash equivalents at the end of the period	870,703	636,327

Net cash used in operating activities
Net cash used in operating activities was $2.8 billion for the nine months ended September 30, 2025 compared to net cash used in operating activities of $5.7 billion for the same period in 2024. The decrease in cash flows from operating activities year-over-year was primarily driven by the smaller increase in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the period ended September 30, 2025, as compared to the same period in 2024, as well as a decrease in net income adjusted for non-cash operational items, including the capitalization and change in fair value of MSRs.

Net cash provided by investing activities

Net cash provided by investing activities was $2.1 billion for the nine months ended September 30, 2025 compared to $2.6 billion of net cash provided by investing activities for the same period in 2024. The decrease in cash flows provided by investing activities was primarily driven by a decrease in net proceeds from the sales of MSRs and excess servicing cash flows as well as an investment in private company equity securities in Q3 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $1.0 billion for the nine months ended September 30, 2025 compared to $3.3 billion of net cash provided by financing activities for the same period in 2024. The decrease in cash flows from financing activities year-over-year was primarily driven by a decrease in net borrowings under warehouse lines of credit for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (related to the smaller increase in mortgage loans at fair value for these comparable periods), partially offset by net proceeds from the issuance of the 2031 Senior Notes during the nine months ended September 30, 2025.

Contractual Obligations

Cash requirements from contractual and other obligations

As of September 30, 2025, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, payments to SFS Corp. under the TRA and required tax distributions to SFS Corp. In the third quarter of 2025, Holdings LLC issued $1.0 billion in aggregate principal amount of 6.250% senior unsecured notes due 2031. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2024.
During the third quarter of 2025, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate amount of $23.4 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $136.5 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on October 9, 2025.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 74% and 80% as of September 30, 2025 and December 31, 2024, respectively.

We also enter into contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. The Company occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs. There were no other interest rate derivatives outstanding as of September 30, 2025. These financial instruments include margin call provisions that require us to transfer cash in an amount sufficient to eliminate any margin deficit. A margin deficit generally results from daily changes in the fair value of these financial instruments. We are generally required to satisfy the margin call on the day of or within one business day of such notice.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	September 30, 2025	December 31, 2024
Interest rate lock commitments—fixed rate (a)	$17,160,006	$7,661,650
Interest rate lock commitments—variable rate (a)	590,677	7,742
Commitments to sell loans	3,662,868	2,240,558
Forward commitments to sell mortgage-backed securities	18,842,407	12,601,895

(a) Adjusted for pullthrough rates of 74% and 80% as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, we had sold $4.2 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in October 2025.

Critical Accounting Estimates and Use of Significant Estimates

Preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ and the use of other assumptions or estimates could result in material differences in our condensed consolidated financial statements. Our critical accounting policies and estimates relate to accounting for mortgage loans held at fair value and revenue recognition, mortgage servicing rights, derivative financial instruments and the representations and warranties reserve. There were no significant changes to our policies, methodologies, or processes used in applying our critical accounting estimates from what was described in our 2024 Annual Report on Form 10-K.

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
•the quality of our loan portfolio;
•our ability to increase or decrease the size of our warehouse lines to reflect anticipated increases or decreases in volume;
•macroeconomic conditions that may affect our business and the mortgage industry in general;
•the opportunity to sell our MSRs and excess servicing;
•the impact of pending litigation on our financial position and the outcome of such litigation;
•the sufficiency of our liquidity;
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
•the impact of actions taken by the Presidential Administration, including actions that could adversely impact inflation, interest rates, consumer discretionary income and confidence and home building starts, which could adversely affect our loan origination volume and profitability;
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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used September 30, 2025 market rates on our instruments outstanding at that time to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, and FLSCs as of September 30, 2025 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	September 30, 2025
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$51,324	$(64,601)
MSRs	(207,679)	217,690
IRLCs	101,402	(131,213)
Total change in assets	$(54,953)	$21,876
Increase (decrease) in liabilities
FLSCs	$(157,586)	$183,307
Total change in liabilities	$(157,586)	$183,307

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and nine months ended September 30, 2025, our originated loans had a weighted average loan to value ratio of 81.90% and 81.85%, respectively, and a weighted average FICO score of 736 for both periods. For the three and nine months ended September 30, 2024, our originated loans had a weighted average loan to value ratio of 83.04% and 82.46%, respectively, and a weighted average FICO score of 735 and 736, respectively.

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

In accordance with the best practices outlined by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three or nine months ended September 30, 2025 or September 30, 2024.

Also, in the case of our financing facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate mortgage loans. With our financing facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs as well as by fostering long-term relationships.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 2, 2024, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM, the Company, SFS Corp., and Mat Ishbia, individually (collectively, the “UWM Defendants”) by Therisa D. Escue, et al. (collectively, the “Escue Plaintiffs”). The Escue Plaintiffs seek class certification, monetary damages, attorneys’ fees and equitable and injunctive relief. The Escue Plaintiffs allege, among other things, that for mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their mortgage loans from UWM at pricing and subject to fees substantially in excess of that charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. On June 21, 2024, the UWM Defendants filed a motion to dismiss the case. On August 30, 2024, the Escue Plaintiffs filed a first amended class action complaint in the case. On September 17, 2024, the UWM Defendants filed a motion for sanctions. On October 15, 2024, the UWM Defendants filed a motion to dismiss the first amended class action complaint and a motion to strike class allegations in the case. On December 13, 2024, the UWM Defendants filed a motion for sanctions based on the new allegations contained in the first amended class action complaint. The Court entered an opinion and order on September 30, 2025 (the “Order”) granting the UWM Defendants’ motion to dismiss the first amended class action complaint as to nearly all claims and dismissing the Company, SFS Corp., and Mat Ishbia from the case. The Order denied the motion for sanctions filed by the UWM Defendants and denied the motion to strike class allegations in the case without prejudice allowing UWM to file a renewed motion limited to the surviving claims. UWM filed its renewed motion to strike class allegations and answer to the first amended class action complaint on October 28, 2025.

On June 26, 2025, a complaint was filed by Ethan Allison and Mark Caloca, et al. (“Website Plaintiffs”) in the United States District Court for the Northern District of California against UWM alleging certain damages associated with the tracking technologies on UWM’s website (the “Website Complaint”). Pursuant to the Website Complaint, the Website Plaintiffs seek class certification, monetary damages, attorneys’ fees, equitable relief and declaratory relief. On August 22, 2025, UWM filed a motion to dismiss the class action complaint. On September 12, 2025, the Website Plaintiffs filed an amended class action complaint in the case. On September 26, 2025, UWM filed a motion to dismiss the amended class action complaint which remains pending.

On October 3, 2025, a complaint was filed in the U.S. District Court for the Middle District of Tennessee against Optimal Blue, LLC and numerous other residential mortgage industry participants, including UWM, by Angel D. Mendez, et al. (collectively, the “Mendez Plaintiffs”). The Mendez Plaintiffs seek class certification, monetary damages, attorneys’ fees and equitable and injunctive relief. The Mendez Plaintiffs allege, among other things, antitrust violations by UWM and other defendant residential mortgage lenders in connection with the lenders’ use of Optimal Blue LLC’s software tools. UWM denies the allegations in the complaint and intends to vigorously defend the allegations.

Item 1A. Risk Factors

Except as set forth in Company’s Form 10-K for the year ended December 31, 2024 and the Company’s Form 10-Q for the quarterly period ended March 31, 2025, there have been no material changes to the Company’s Risk Factors.

Item 5. Other Information

Rule 10b5-1 Trading Plans

For the three months ended September 30, 2025, the following officers adopted a Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K, which is intended to satisfy the affirmative defense in Rule 10b5-A(c):
On September 16, 2025, SFS Corp. adopted a Rule 10b5-1 trading arrangement which provides for the potential sale from time to time of up to 80,000,000 shares of the Company’s Class A common stock which are issuable upon the conversion of the Paired Interests of Class B Units in Holdings LLC and Class D common stock of the Company currently held by SFS Corp. Sales under the 10b5-1 trading arrangement may be made from the later of (i) the business day immediately following the termination of SFS Corp.’s 10b5-1 trading arrangement adopted on March 17, 2025 or (ii) December 16, 2025, until June 15, 2026 or earlier if all shares of common stock under the trading arrangement are sold. Mr. Mat Ishbia, the Company’s Chairman, President, and CEO, is the Chief Executive Officer and Secretary of SFS Corp. and Mr. Mat Ishbia, Mr. Jeff Ishbia and Mr. Justin Ishbia, directors of the Company, each have an indirect pecuniary interest in the Paired Interests held by SFS Corp.
No other officers or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2025.
Item 1.01. Entry into a Material Definitive
Amendment to Revolving Credit Agreement
On September 8, 2025, UWM entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Agreement, dated as of August 8, 2022 (the “Revolving Credit Agreement”), between UWM, as the borrower, and SFS Corp., as the lender. The Amendment, among other things, (i) restricts UWM from making any payment to SFS Corp. upon the occurrence of an event of default under any of the indentures governing any of senior notes outstanding and (ii) restricts SFS Corp. from pursuing certain remedies until all of outstanding amounts due under any of the senior notes has been paid upon the occurrence of any event of default under any of the indentures governing the senior notes. All other material terms of the Revolving Credit Agreement remain unchanged.
Side Letter to Operating Agreement
On September 8, 2025, Holdings LLC entered into a Side Letter Agreement with SFS Corp. (the “Side Letter”) with respect to the Second Amended and Restated Limited Liability Company Agreement of Holdings LLC (the “Operating Agreement”). Pursuant to the Operating Agreement, in connection with any declaration of dividends by UWMC to the holders of its Class A Common Stock, the UWMC Board, as manager of Holdings LLC, may make distributions either (i) to all holders of Holdings LLC Units pro rata based or (ii) solely to the holders of the Class A Units to fund the common stock dividend. Any amounts not distributed on a pro-rata basis are deemed to be a “True-Up Amount” can be distributed to the holders of the Class B Units at any time thereafter, but no later than the date that such Class B Units are exchanged for shares of common stock of UWMC; The Side Letter provides that to the extent an event of default has occurred or is continuing under any of the indentures governing any of the senior notes issued either by UWM or Holdings LLC, then Holdings LLC shall not remit and SFS Corp. shall not accept any True-Up Amounts until such event of default is cured.

Material Relationships
Holdings LLC is owned by UWMC and SFS Corp. UWM is a wholly owned subsidiary of Holdings LLC. SFS Corp. currently holds approximately 85% of the Class B Common Units in Holdings LLC and controls approximately 79% of the combined voting power of our common stock. Mat Ishbia, our Chairman, President, and CEO, is the Chief Executive Officer and Secretary of SFS Corp. All of the voting stock of SFS Corp. is held by the Mat Ishbia South Dakota Trust, a directed trust (the “Trust”). The trustee of the Trust takes direction from Mat Ishbia, as trust advisor of the Trust, with respect to the voting and disposition of our common stock held by SFS Corp.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description
10.16.1%	Amendment No. 1 to the Revolving Credit Agreement, dated as of September 8, 2025, between United Wholesale Mortgage, LLC, as borrower, and SFS Holding Corp., as lender.

10.23%	Side Letter Agreement, dated as of September 8, 2025, between UWM Holdings, LLC and SFS Holding Corp.

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1%	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	UWM Holdings Corporation Executive Officer Clawback Policy

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH%	XBRL Taxonomy Extension Schema Document.

101.CAL%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB%	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE%	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UWM HOLDINGS CORPORATION

Date: November 6, 2025	By:	/s/ Rami Hasani
Rami Hasani
Executive Vice President, Chief Financial Officer