Form 10-K
period 2025-12-31
UWM Holdings Corp
filed 2026-02-25
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2025 was $828,651,516 based on the closing price on the New York Stock Exchange on that date of $4.14. (Does not include shares issuable upon exercise of warrants).

As of February 23, 2026, the registrant had 294,864,131 shares of Class A common stock outstanding and 1,305,082,620 shares of Class D common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

“mortgage servicing rights” or “MSRs”	Mortgage servicing rights, or MSRs, are the right to service a mortgage loan for a fee, which rights are separated from the mortgage loan once the mortgage loan is sold in the secondary market.

“UPB”	Unpaid principal balance.

“USDA”	The U.S. Department of Agriculture is a government agency that provides mortgage insurance on loans made by USDA-approved lenders.

“VA”	The U.S. Department of Veteran Affairs is a government agency that provides mortgage insurance on loans made by VA-approved lenders.

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
•the benefits and risks associated with an Exchange Transaction;
•our hedging and risk mitigation strategies and the impacts of defaults on our business;
•the timing and impact of our transition to servicing in-house;
•the potential impact of technological developments on our operations;
•the impact of new tax laws and regulations on our financial results;
•potential disputes with sub-servicers and the purchasers of our loans, MSRs and excess servicing;
•our accounting policies and the impacts to our agreements and financial results;
•the renewal of our sale and repurchase and other financing agreements upon their maturity;
•the quality of our loan portfolio;
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
•changes in the GSEs’, FHA, USDA and VA guidelines or GSE and Ginnie Mae guarantees;
•our ability to consummate the merger with Two Harbors and achieve the anticipated benefits;
•our ability to successfully transition to in-house servicing operations and the new risks that may be presented as a result of the transition;
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
•reliance on a third-party sub-servicer to service our mortgage loans or our mortgage servicing rights;
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
•the dilutive effect that resales of the outstanding shares of Class A common stock, future issuances of Class A common stock or shares issuable upon Exchange Transactions may have on our stockholders;
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

Leader in the Wholesale Channel

UWM has been the largest wholesale lender in the U.S. since 2015, and through the first nine months of 2025, originated 42.5% of the loans closed through the wholesale channel and 8.4% of the first lien residential mortgages that closed during the first nine months of 2025 in all origination channels (based on data from Inside Mortgage Finance). According to the Nationwide Multistate Licensing System ("NMLS"), as of September 30, 2025, there were approximately 358,000 federally registered mortgage loan officers in the U.S. Our exclusive focus on the wholesale channel has resulted in relationships with over 13,000 independent broker businesses throughout the U.S., with over 57,000 associated loan officers—of which approximately 35,000 submitted a loan to us during 2025. Because we exclusively work through the wholesale channel, loan officers that are not currently affiliated with independent brokers do not submit any loans to us. For the last four years, we have been the largest overall originator of residential mortgage loans in the country despite only doing business with a fraction of the market.

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

Our Loan Programs

We focus primarily on originating conventional, agency-eligible loans that can be sold to Fannie Mae, Freddie Mac or transferred to Ginnie Mae pools for sale in the secondary market. Our conventional agency-conforming loans meet the general underwriting guidelines established by Fannie Mae and Freddie Mac. Loans that are written under the FHA program, the VA program or the USDA program are guaranteed by the governmental agencies and then transferred to Ginnie Mae pools for sale in the secondary market. The vast majority of our mortgage loans are underwritten to the “Qualified Mortgage” underwriting standards established by the Consumer Financial Protection Bureau ("CFPB"). For the year ended December 31, 2025, approximately 90% of loans originated by UWM were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

Our Mortgage Lending Process
We believe that our highly scaled, efficient and centralized mortgage lending processes are key to our success. Utilizing our proprietary system, “Easiest Application System Ever” (EASETM), and our dedicated team members, we focus on client service and loan quality throughout the entire loan origination, underwriting and closing processes. EASETM automates the process and, based on the jurisdictional requirements of the client and borrower, automatically generates the necessary documents required by us and by the clients for applications. The entire origination, underwriting and preparation of closing documents takes place in our centralized, paperless work environment where documents and data are entered into EASETM and are reviewed, processed and analyzed based on a set of pre-determined, rules-based workflows. We focus on speed to close as it is one of the primary metrics for client satisfaction. We believe our closing process is the most efficient in the industry and results in shorter application to clear-to-close times than any of the other major Retail Mortgage Lenders or Wholesale Mortgage Lenders. For the years ended December 31, 2025 and December 31, 2024, we delivered an average of 15 and 16 business days, respectively, from loan application to clear to close, as compared to management's estimates of the industry average of 39 and 41 calendar days for the years ended December 31, 2025 and December 31, 2024, respectively. We delivered this speed while receiving an 87.5% average monthly client Net Promoter Score ("NPS") for the year ended December 31, 2025, as well as an 87% average monthly client NPS for the past five years.
Loan closing speeds and costs to consumers are also positively impacted for clients who use our innovative Title Review and Closing ("TRAC+") service, which provides an efficient alternative to utilizing a traditional lender title policy and title company. By leveraging in-house review of title related documents and where applicable, issuing attorney title opinion letters ("ATOL(s)"), UWM is able to streamline the title review process and facilitate a faster and easier experience for the borrower. With TRAC+, UWM also handles the loan closing and disbursement processes normally managed by a title company, giving Independent Mortgage Brokers the option to close a loan without working with a third-party title company or settlement agent.
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

Our clients, the Independent Mortgage Brokers, have the initial communication with a potential borrower, obtain relevant financial and property information to run a credit check, and obtain a pre-approval through one of the automated underwriting systems, where applicable. Once a pre-approval has been received, an Independent Mortgage Broker is able to seamlessly import the borrower’s information and documentation into our EASETM Loan Origination System without the need for extra data entry. One of our underwriters then reviews the file and, based on the loan product and the financial and other information provided, makes an initial underwriting decision. If the mortgage loan is conditionally approved, our system generates a “conditions to close” list based on the specifics of the borrower, the property, and the loan product. An underwriter takes ownership of the file ensuring that each of these conditions is met prior to granting a “clear-to-close” or final approval.

In 2020, we launched DocHub, which is a proprietary document management system, automating document classification and data extraction for mortgage underwriting workflows.

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

In 2023, we launched PA+, which is a service that offers an additional level of loan processing support for our clients when needed. When an Independent Mortgage Broker or their loan processor uses PA+, a dedicated UWM Loan Coordinator will work with them and their borrower to help order, review, and send UWM documents to support the underwriting process. We believe that PA+ will help our clients scale their businesses during periods of increased volume.

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

When we have identified a pool of mortgage loans to sell to the agencies, non-governmental entities, other investors, or through our private label securitization transactions, we typically repurchase such loans from our warehouse lender and sell the pool of mortgage loans into the secondary market, but generally retain the MSRs associated with those loans. To the extent we generate non-agency loans, these loans are sold servicing released, or servicing retained which permits us to control the borrower experience. We retain MSRs for a period of time depending on business and liquidity considerations. When we sell MSRs, we typically sell them in the bulk MSR secondary market.

Infrastructure, Systems and Technologies

Advanced technologies and systems

We are a technology-driven company focused on continuous innovation and operational efficiency. As of December 31, 2025, we had approximately 2,200 team members dedicated to technology and information systems at our Pontiac, Michigan headquarters, compared to approximately 1,800 as of December 31, 2024.

Our technology strategy centers on building and automating loan processing functions, including lead management, loan origination, underwriting, closing, and post-closing activities. We automate to provide advanced capabilities and capacity to our clients, while also driving efficiency and productivity for our internal team members. We believe our integrated platforms deliver a scalable, standardized, and controlled end-to-end origination process that embeds agency guidelines and program requirements into rules-based workflows. This ensures loans advance only when all conditions are met and required information is verified, while accounting for variations in state laws, loan programs, and property types.

We continue to invest in emerging technologies, including AI, to further automate and optimize operations while enhancing the client experience. Our proprietary, in-house systems are designed for scalability and rapid modification, enabling us to implement new features and adapt to market, industry, and regulatory changes efficiently without reliance on third-party vendors.

AI & Automation

•Mia (Most Intelligent Assistant) – A voice-enabled AI assistant that makes outbound calls for borrower outreach and refinance opportunities, and answers inbound borrower calls via a dedicated loan officer number to handle mortgage questions, provide guideline clarity, and deliver real-time updates.

•ChatUWM – AI-driven mortgage assistant automating loan tasks, document analysis, income calculation, and providing loan process and guideline navigation.
.
•LEO (Loan Estimate Optimizer) – A ChatUWM agent that helps loan officers analyze and optimize loan estimates by analyzing loan estimate details and suggesting improvements (lock or float status, optimal lock period length, title fee charges, plus many other loan terms and conditions).

•Loan Lab – A platform that helps loan officers restructure loans on the fly to optimize terms, pricing, and product eligibility. Loan Lab uses AI to recommend smart adjustments to deliver better borrower outcomes and faster closings.

•Income Calculators – An AI-powered product that identifies and classifies documents, automatically extracts income data, and performs accurate income calculations, making the process fast, easy, and more accurate.

•BOLT – Underwriting platform that delivers initial approvals in minutes. BOLT pairs streamlined data intake with automation and AI‑assisted checks to verify documents, run automated underwriting systems, and surface pricing options - giving loan officers speed, accuracy, and a clear path to closing.

•KEEP – AI-driven engine that finds potential savings and uses automation to send possible refinance options to borrowers on behalf of loan officers, and then move those refinance offers smoothly through UWM’s systems, ensuring speed and accuracy. KEEP manages execution workflows for scalability, flexibility, and seamless integration.

•DocHub – A proprietary document management system, automating document classification and data extraction for mortgage underwriting workflows. It enables secure ingestion, indexing, and retrieval, integrates with UWM’s loan origination system and enterprise systems, and supports scalable, cost-efficient processes.
•Operations Automation – A machine learning / robotic process automation solution that categorizes inbound emails, extracts key data, and sets follow up actions without team member interaction.

Core Origination & Integration

•Blink+ – White-labeled point-of-sale system integrated with EASE and Brand 360 for lead conversion and digital loan origination.

•Boost – Lead acquisition and engagement platform offering loan officers tailored leads and live call transfers.

•EASE (Easiest Application System Ever) – UWM’s flagship loan origination system for product selection, rate locking, and automated underwriting.

•UClose – Loan closing technology that gives loan officers full control over closing timelines, document generation, and title company collaboration. UClose enables same-day closings, real-time updates, and secure interaction with title companies and settlement agents, streamlining the process for speed and accuracy.

•InTouch Mobile App – A mobile solution that lets loan officers manage the entire lending process end-to-end, with real-time access to pipelines, documents, and borrower communication - no desktop required.

•Brand 360 – A marketing platform for loan officers that drives borrower engagement and lead nurturing through automated campaigns, configurable alerts, and real-time performance dashboards for actionable market insights.

•UWM Portal – A bi-directional application that exposes UWM application programming interface endpoints, allowing clients to easily connect their loan origination system for seamless integration with UWM’s systems. It enables two-way data exchange and keeps loan officers up to date on all the latest changes for efficient, compliant workflows.

Enterprise Infrastructure & Data

•Comprehensive Data Lake – A large-scale data lake built to power AI and automation, enabling advanced analytics, predictive modeling, and real-time decision-making.

•Work Queue & Operational Visibility Platform – A centralized platform that automates task prioritization, monitors SLAs, and provides real-time dashboards to detect bottlenecks, optimize workflows, and enhances operational efficiency.

•Enterprise Training Platform – An interactive learning system for loan officers and internal teams, offering desktop modules on new programs, guideline updates, and system enhancements. It provides role-based training paths, progress tracking, and on-demand access to drive fast technology adoption and ensure compliance.

•Enterprise Data & Analytics Warehouse – A centralized hub for loan, loan officer, and operational data, delivering advanced analytics, real-time KPIs, and dashboards to optimize mortgage processes and decision-making.

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

We currently retain the majority of the MSRs associated with our production, but we have, and intend to continue to opportunistically sell MSRs depending on business and liquidity considerations. We believe that this approach has provided us funding flexibility, and reduced legacy MSR asset exposure. When we sell MSRs, we typically sell them in the bulk MSR secondary market. We currently utilize one sub-servicer to service the loans for which we have retained servicing rights. Our in-house servicing team is responsible for monitoring our sub-servicer. Their goal is to ensure a high level of borrower satisfaction and to support the relationships between those borrowers and our clients. Our in-house servicing team performs daily, monthly and quarterly testing to determine performance metrics and ensure agency and regulatory compliance and provides regular updates to our executive leadership team. We contractually obligate our sub-servicer to maintain appropriate licenses where required, maintain its approved servicer status with the applicable agencies and adhere to the applicable agency, investor or credit owner servicing guidelines and requirements in its servicing of mortgage loans for us. We are in the process of building an in-house servicing platform, and currently expect to transition the servicing of substantially all of the loans in our servicing portfolio to this platform by the end of 2026.

Our servicing, quality control, internal audit, vendor relations, and legal and compliance teams perform various reviews of our servicing oversight program and operations. Our servicing team addresses deficiencies with sub-servicers to ensure corrective action and controls are implemented.

Advance obligations

As a servicer, we are obligated to service the loans according to the applicable agency, investor or credit owner guidelines and law. These obligations may require that we advance certain funds to securitization trusts and to others in the event that the borrowers are delinquent on their monthly mortgage payments. When a borrower remains delinquent, we may be required to advance principal and interest payments to the securitization trusts on the scheduled remittance date. We may also be required to advance taxes, insurance payments, legal fees, and maintenance and preservation costs with respect to property that is subject to foreclosure proceedings. These advances create a receivable due to us from the securitization trusts and/or borrower, and we recover these funds from the securitization trusts, from the borrower or from the proceeds of the sale of property in foreclosure. We had receivables of $151.6 million and $124.0 million as of December 31, 2025 and December 31, 2024, respectively, which are due to us from the securitization trusts and/or borrowers.

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

Our loan origination and loan servicing operations are primarily regulated at the state level by state financial services authorities and administrative agencies, and at the federal level by the CFPB. The CFPB has federal regulatory, supervisory and enforcement authority over the residential mortgage loan origination and servicing industry, including residential mortgage lenders and servicers, such as UWM. Specifically, the CFPB has rulemaking authority with respect to the federal consumer financial services laws applicable to mortgage lenders and servicers. These laws include (i) the Truth-In-Lending Act (TILA), (ii) the Homeowners Protection Act (HPA), (iii) the Real Estate Settlement Procedures Act (RESPA), (iv) the Home Mortgage Disclosure Act (HMDA), and (v) the Fair Debt Collections Practices Act (FDCPA); and the respective implementing regulations of each of these laws. The CFPB’s enforcement jurisdiction is broad, and it has the ability to initiate or refer investigations and enforcement actions against mortgage lenders and servicers for violations of applicable consumer financial services laws, including, but not limited to, the Dodd-Frank Act’s prohibitions on unfair, deceptive or abusive acts and practices. As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. Since its inception in 2011, the CFPB has exercised its enforcement jurisdiction aggressively with respect to mortgage industry participants, initiating investigations, entering into consent orders with significant monetary and injunctive relief, and initiating litigation. Often these matters have involved differing theories and interpretations of long-existing laws without first issuing industry guidance or rules. In addition, the CFPB shares jurisdiction with the FTC with respect to (i) the Equal Credit Opportunity Act (ECOA) and its implementing regulation, Regulation B, promulgated by the CFPB pursuant to ECOA, (ii) the Fair Housing Act (FHA) and (iii) the GLBA. Moreover, the U.S. Department of Justice (“DOJ”) has authority to enforce ECOA and other fair lending laws alongside these agencies.

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

With the second term of the Trump Administration, a level of heightened uncertainty exists with respect to the future of the CFPB, including its leadership. However, the CFPB has signaled it intends to maintain a level of ongoing oversight and enforcement. Notably, the CFPB has indicated that it is considering new rule making in several areas that could impact our business, with a particular focus on mortgage origination and mortgage servicing. There can be no assurance of the timing, substance or impact of these potential substantive regulations, how they will affect our costs of compliance or whether they will conflict with the obligations of our state-level licenses, which may increase the complexity and costs of our compliance programs. Further, state regulators and state Attorneys General continue to be active in examining, investigating and enforcing federal and state real estate, mortgage and consumer protection laws, at times advancing conflicting interpretations of the laws they ostensibly seek to administer.

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

Team Members

Our team members are the secret to our success, and we believe our team is only as strong as we make it. As of December 31, 2025, we had approximately 9,100 team members, substantially all of whom are based in our corporate campus in Pontiac, Michigan. We celebrate our team members and all of their accomplishments through various events throughout the year. From our annual company-wide family fair with thousands of smiling faces to the annual holiday party, we believe that it is important to focus on the health and happiness of our team members and their families.

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

We believe this commitment to our team members is why we have been recognized again in 2025 for being a top workplace in the financial services industry. In a 2025 employee engagement survey, 97% of team members responded that they felt they belonged at UWM from a diversity and inclusion standpoint.

We strive to foster a culture of diversity and inclusion so that all team members feel respected and no team member feels discriminated against. Our diverse, inclusive culture was built to promote positive attitudes, strong work ethics and individual authenticity. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2025, approximately 43% of our team members were female and 40% of our team members that choose to identify their ethnicity identified as ethnically diverse.

Continuous improvement is a primary focus of our strategic plan and one of our core pillars. We believe personal and professional growth accelerates careers while promoting productivity and innovation. We heavily invest in the development of each team member. We have approximately 240 training team members dedicated to providing our new hires and existing team members with the trainings and resources necessary to pursue their career paths and ensure compliance with our policies. In 2025, approximately 1.0 million training hours were delivered to team members. We are dedicated to increasing team member engagement by strategically aligning talent within UWM as well as ensuring that our team members have clear pathways to advance their careers within UWM.

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

Our financial results are highly dependent on the size of the overall loan origination market, which depends largely on macroeconomic conditions outside of our control. Our purchase volume is driven by consumers ability and willingness to purchase a new home, whether for the first time or as a move from their current home, while our refinance volume is driven by consumers being able and willing to refinance their home into a new, typically lower interest rate, mortgage. Purchase volume is highly dependent on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions. Specifically, higher mortgage rates have, and may continue to adversely affect demand for new mortgage originations because existing homebuyers are hesitant to move and give up their current low interest rate loan and the higher cost of home ownership adversely impacts move-up or new homebuyers. In addition, other economic factors, such as slow economic growth or inflationary conditions, the pace of home price appreciation or the lack thereof, changes in household debt levels, and increased unemployment, stagnant or declining wages or decreased purchasing power due to inflation, consumer debt levels, and consumer confidence, affect borrowers’ ability and willingness to purchase new homes and therefore reduce demand for purchase mortgages. Similarly, refinance mortgage volume is principally driven by mortgage rates, which in turn are influenced by interest rates, and the ability and willingness of homeowners to refinance their current mortgages. Generally, the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes. With higher interest rates, refinancing activity declines as fewer consumers are interested in refinancing their mortgages. At present, a substantial percentage of outstanding mortgage loans have fixed interest rates significantly below current market interest rates. Although the Federal Reserve continued reducing overnight interest rates during 2025, these actions have not yet had a material impact on reducing mortgage rates. In addition, it is unclear how governmental actions or the threats of certain actions, such as tariffs, reductions of governmental employees and governmental spending, tax reform, and actions taken to address the debt ceiling, will impact the U.S. economy and the residential real estate market. Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations would likely have an adverse effect on our revenue and profitability. Lower loan origination volumes in the industry also generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions.

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

We primarily originate loans eligible for sale to Fannie Mae and Freddie Mac, and government insured or guaranteed loans, such as the FHA, the VA and the USDA, which are eligible for Ginnie Mae securities issuance. If we lose approvals with these agencies or our relationships with these agencies is otherwise adversely affected, we would need to seek alternative secondary market participants to acquire our mortgage loans at a volume sufficient to sustain our business. In addition, we also derive other material financial benefits from these relationships, including the assumption of credit risk on securitized loans in exchange for the payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If such participants are not available or not available on reasonably comparable economic terms, the above changes could have a material effect on our ability to profitably sell loans we originate that are securitized through Fannie Mae, Freddie Mac or Ginnie Mae.

If the role of the GSEs and governmental agencies in the mortgage industry is materially changed or curtailed, it could adversely affect our future operations. In 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and these two GSEs are currently controlled by the FHFA. These two GSEs create financial products that support the mortgage market, reduce risks for investors and may influence mortgage rates in the U.S. In connection with the recent change in the federal government administration, there has been discussion regarding the privatization of these GSEs and it is unclear the impact, if any, that such privatization would have on mortgage rates and the mortgage market in general. Any proposed regulatory reform or funding changes could affect the other governmental agencies that support the mortgage industry, such as FHA, HUD, VA or USDA, and if such regulatory reforms, funding limitations or program discontinuations could affect the availability of these programs, the cost and availability of mortgage loans, the MBS market or the housing market in general. As the extent and timing of any proposed regulatory or funding reform regarding the GSEs and the U.S. housing finance market are uncertain, we cannot anticipate the impact, if any, that it would have on our business operations and financial results.

Changes in the GSEs, FHA, VA, and USDA guidelines or GSE and Ginnie Mae guarantees could adversely affect our business.

We are required to follow specific guidelines and eligibility standards that impact the way we originate and service GSE and U.S. government agency loans, including guidelines and standards with respect to:
    •    eligible borrowers;
•credit standards for mortgage loans;
    •    our staffing levels and other servicing practices;
    •    the servicing and ancillary fees that we may charge;
    •    our modification standards and procedures;
    •    the amount of reimbursable and non-reimbursable advances that we may make; and
    •    the types of loan products that are eligible for sale or securitization.

These guidelines provide the GSEs and other government agencies with the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not. At the direction of the FHFA, Fannie Mae and Freddie Mac have aligned their guidelines for servicing delinquent mortgages, which could result in monetary incentives for servicers that perform well, and which may also result in assessing compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. We generally cannot negotiate these terms with the agencies and they are subject to change at any time without our specific consent. A significant change in these guidelines, that decreases the fees we charge or requires us to expend additional resources to provide mortgage services, could decrease our revenues or increase our costs. Further changes in GSE or agency guidelines regarding non-citizen borrower eligibility could reduce the pool of eligible borrowers for whom we are able to originate loans, require modifications to our origination and compliance procedures, or expose us to regulatory risk if our practices are found to be inconsistent with applicable requirements.

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

If the mortgage loans originated and sold by us do not comply with the guidelines established by the GSEs, Ginnie Mae or private investors to whom they are sold, we are required to repurchase or substitute these loans or indemnify for related losses.

Substantially all of our mortgage loans are sold to GSEs, insured by FHA or VA and sold into Ginnie Mae securities or sold to private investors. In connection with such sales and insuring, we make representations and warranties to the GSE, FHA or VA or the private investor that the mortgage loans conform to their respective standards. These standards include, among other items, adherence to origination guidelines and compliance with applicable federal, state and local laws and regulations, underwriting in conformity with the applicable guidelines, and conformity with guidelines relating to, appraisals, insurance and legal documents generally. In addition, we are contractually obligated, in certain circumstances, to refund to the purchasers certain premiums paid to us on the sale if the mortgagor prepays the loan within a specified period of time.

If a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of our sale or insuring, we are required to repurchase the loan, replace it with a substitute loan and/or indemnify the applicable agency for losses. In the case of repurchases, we typically repurchase such loan and resell it into a non-conforming market at a discount from the repurchase price. As of December 31, 2025, we had accrued a $102.3 million reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves recorded in our consolidated financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business and financial condition.

Our business is dependent on our ability to maintain and expand our relationships with our clients, the Independent Mortgage Brokers.

Our clients are the Independent Mortgage Brokers who refer us mortgage loans to originate. Consequently, our results of operations are dependent, in large part, on our ability to maintain and expand our relationships with Independent Mortgage Brokers. If we are unable to attract Independent Mortgage Brokers to join our network and to provide a level of service such that our clients remain with the network or refer a greater number of their mortgage loans to us, our ability to originate loans will be significantly impaired. The willingness of Independent Mortgage Brokers to originate mortgage loans with us is dependent on (i) the rates that we are able to offer our clients’ borrowers for mortgage loans, (ii) our customer service, and (iii) compensation. In determining with whom to partner, Independent Mortgage Brokers are also focused on the technological services and platforms we can provide so that the Independent Mortgage Brokers can best attract and serve consumers. If our clients are dissatisfied with our services or platform or technological capabilities, or they cannot offer prospective borrowers competitive rates, we could lose a number of clients which would have a negative impact on our business, operating results and financial condition. Moreover, if economic conditions, regulation or other changes materially impact the ability of Independent Mortgage Brokers to continue to operate, it could be detrimental to our business.

Our acquisition of Two Harbors may not be consummated and we may incur significant time and expenses to consummate this strategic acquisition.

The closing of the merger (the “Merger") with Two Harbors Investment Corp. (“Two Harbors”) is contingent upon a number of customary closing conditions, some of which are beyond our control. For example, the Merger is subject to regulatory clearances from governmental authorities, including those under the Hart-Scott-Rodino Act. Therefore, we are unable to accurately predict when, or if, the Merger will close. If we are unable to close the Merger for any reason, we will not realize the potential benefits of the Merger which may result in a material adverse effect on our business. In addition, we can provide no assurance that any required regulatory approval will not contain material condition or restrictions. There also can be no assurance as to the cost, scope or impact on our business, results of operations, financial condition or prospects of the actions that may be required in order to obtain the necessary regulatory approvals.

We expect to incur a significant amount of non-recurring expenses in connection with the Merger, including legal, accounting, integration and other expenses. The amounts of these expenses will be based on a variety of factors but may be material individually or in aggregate. Many of these expenses are payable by us whether or not the Merger is completed. Our management is also devoting a significant proportion of their time and resources to consummate the Merger, however, there can be no assurance that such activities will result in the consummation of this transaction.

In the event that any of these closing conditions are not satisfied, we may not be able to consummate the Merger, despite the cost and time involved in pursuing this strategic acquisition.

We may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies that may be realized through leveraging the processes and scale of UWMC and Two Harbors. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of the Merger, including the anticipated growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Merger could adversely affect our results of operations, financial position or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the Merger and negatively impact the price of our Class A common stock.

Following completion of the Merger, our success will depend, in part, on our ability to manage the expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Two Harbors into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners.

We will be required to devote significant attention and resources prior to the closing of the Merger to prepare for the post-closing integration and operations. In addition, we will be required to devote significant attention and resources post-closing to successfully align our business practices and operations with Two Harbors. This process may disrupt our business and, if ineffective, would limit the anticipated benefits of the Merger.

Our transition to in-house servicing operations for our MSR portfolio and the commencement of serving as a subservicer for third party owned MSRs may expose us to new and additional risks.

As previously disclosed, we have begun transitioning mortgage servicing operations in-house, and we will soon begin directly servicing a portion of the mortgage loans underlying our MSRs as well as mortgage loans underlying MSRs owned by third parties in connection with the Merger. We have not previously directly conducted mortgage servicing operations, instead relying on entities whose primary business was the servicing of mortgage loans. We have less experience in directly managing the risks associated with servicing including regulatory compliance and meeting the processing times and quality standards established by GSEs and Ginnie Mae and expected by borrowers.

If we are unable to (i) manage these new risks, (ii) retain experienced personnel, (iii) successfully integrate these operations and technologies into our operations and technologies or (iv) expand servicing operations to support our MSR portfolio, our ability to recognize the anticipated benefits of the merger with Two Harbors may be adversely impacted. Furthermore, our ability to attract and retain customers and deliver anticipated growth is highly dependent upon the external perceptions of our quality and responsiveness of our service, trustworthiness, business practices, financial condition and other subjective qualities. If we are unable to maintain our high level of service during the implementation and expansion of the new in-house servicing operations, it could damage our reputation among our Independent Mortgage Brokers and existing and potential customers. In turn, this could decrease the demand for our loans, increase regulatory scrutiny and detrimentally effect our business.

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

Additionally, we will rely on third-party software in our new in-house servicing operations. For example, in 2025 we made a strategic investment in BILT Technologies, Inc. (“BILT”), which provides us with strategic opportunities for broker loyalty and borrower engagement services as we continue to transition servicing in-house. BILT will act as an important component of our new servicing operations and any loss of the right to use the BILT platform or failure in BILT’s software or programming could adversely affect our servicing operations.

Furthermore, we remain responsible for ensuring our loans are originated in compliance with applicable laws. Despite our efforts to monitor such compliance, any errors or failures of such third-party vendors or their software to perform in the manner intended could result in loan defects potentially requiring repurchase or incurring costs to respond to alleged regulatory violations. In addition, any errors or defects in or failures of the other software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third-party vendors attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients, borrowers or other third parties that could harm our reputation and increase our operating costs. Any failure to do so could adversely affect our ability to deliver effective products to our clients, borrowers and loan applicants and adversely affect our business.

The conduct of the Independent Mortgage Brokers through whom we originate mortgage loans could subject us to fines or other penalties.

We depend exclusively on Independent Mortgage Brokers for our loan originations. These clients are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such entities, U.S. federal and state agencies increasingly have sought to impose such liability. For example, the DOJ, through its use of a disparate impact theory under the Fair Housing Act, has held originating lenders responsible for the pricing practices of third parties, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the third party could charge nor kept the money for its own account. See “—Regulatory agencies and consumer advocacy groups are asserting claims that the practices of lenders and loan servicers violate anti-discrimination laws.” In the past few years, there were a number of actions brought by the DOJ and other federal and state agencies under ECOA that allege that lenders have engaged in “redlining” by engaging in acts or practices directed at discouraging potential loan applicants from seeking financing. Even though we do not market directly to consumers, the failure or inability of our clients and their loan officers to attract certain classes of borrowers could result in actions being brought against us. In addition, under the TILA-RESPA Integrated Disclosure (“TRID”) rule, we may be held responsible for improper disclosures made to borrowers by our clients. While we seek to use technology, such as our LOS, to monitor whether these clients and their loan officers are complying with their obligations, our ability to ensure the Independent Mortgage Brokers who refer loans to us remain compliant across their operations is extremely limited. Consequently, we may be subject to claims for fines or other penalties based upon the conduct of our clients and their loan officers with whom we do business, which could have a material effect on our operating results and financial condition.

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

The Presidential Administration continues to make significant changes to the structure and activities of the federal government. The Administration has indicated a desire to swiftly implement an “affordability agenda” meant to counter inflation, make daily expenditures more accessible for consumers and address the cost of homeownership. The scope, timing, and substance of these efforts remain unclear and are subject to change. For example, the Federal Reserve has announced that it wants to make mortgage originations cheaper and more appealing to banks by removing the requirement to deduct mortgage servicing assets from regulatory capital. To the extent that these changes are not successful or increase costs on us or the Independent Mortgage Brokers who partner with us, they could have an adverse effect on our growth.

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

We believe the development and proliferation of AI will have a significant impact in our industry; however, the incipient nature of AI presents risks, challenges, and unintended consequences, including potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data, rules or assumptions that may prove inadequate, information security vulnerabilities and failure to meet customer expectations, among others. For example, the use of AI algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the processing and servicing of mortgage loans. While we aim to develop and use AI responsibly, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, including potential government regulation of AI, deficiencies or failures could give rise to legal and regulatory actions, damage our reputation or otherwise materially impact our business, financial condition, and liquidity. Further, it is possible that AI could meaningfully impact the labor market, unemployment rates and consumer savings, which in turn could negatively impact our business or our prospects for future growth.

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

We rely on a third party sub-servicer who services all the mortgage loans for which we hold MSRs, and our financial performance may be adversely affected by its inability to adequately perform its servicing functions.

We contract with a third party sub-servicer for the servicing of the portion of the mortgage loans in our portfolio for which we retain MSRs. Although we use a third-party servicer, we, as master servicer, retain primary responsibility to ensure these loans are serviced in accordance with the contractual and regulatory requirements.

Therefore, the failure of our sub-servicer to adequately perform its servicing obligations may subject us to liability for their improper acts or omissions and adversely affect our financial performance. Specifically, we may be adversely affected:
•if our sub-servicer breaches its servicing obligations or is unable to perform its servicing obligations properly, which may subject us to damages or termination of the servicing rights, and cause us to lose loan servicing income and/or require us to indemnify an investor or securitization trustee against losses as a result of any such breach or failure;

•by regulatory actions taken against our sub-servicer, which may adversely affect its licensing and, as a result, its ability to perform their servicing obligations under GSE and U.S. government agency loans which require such licensing;
•by a default by our sub-servicer under its debt agreements, which may impact its access to capital to be able to perform its obligations;
•if our sub-servicer was to face adverse actions from the GSEs or Ginnie Mae due to economic or other circumstances that are difficult to anticipate and is terminated as a servicer under its agreements with the GSEs or Ginnie Mae;
•if as a result of poor performance by our sub-servicer, we experience greater than expected delinquencies and foreclosures on the mortgage loans being serviced, which could lead to liability from third party claims or adversely affect our ability to access the capital and secondary markets for our loan funding requirements;
•if our sub-servicer was the target of a cyberattack or other security breach, resulting in the unauthorized release, misuse, loss or destruction of information related to our current or former borrowers, or material disruption of our or our clients network access or business operations;
•if our sub-servicer becomes subject to bankruptcy proceedings; or
•if our sub-servicer terminates its agreement with us.

We currently rely on one nationally-recognized sub-servicer as we continue to transition servicing in-house. This sub-servicer counterparty concentration subjects us to a potentially greater impact if any of the risks described above were to occur, and any delay in transferring servicing to a new sub-servicer could further adversely affect servicing performance and cause financial losses. Any of these risks could adversely affect our results of operations, including our loan servicing income and the cash flow generated by our MSR portfolio. Any of these risks may be further exacerbated to the extent we materially increase our MSR portfolio in the future.

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

Servicers of mortgage loans are often times contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Approximately 1.62% of our serviced loans were 60+ days delinquent and 0.26% were in forbearance as of December 31, 2025.

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

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates and other client- and loan applicant-expected conveniences. Our proprietary and exclusively licensed technology is integrated into all steps of the loan origination process, from the original submission, to the underwriting to the closing. Our dedication to incorporating technological advancements into our loan origination and servicing platforms requires significant financial and personnel resources. For example, we have invested, and will continue to invest, significant capital resources on developing, maintaining and improving our proprietary technology platforms, including through the integration of AI into these platforms and processes.

To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution (1) becomes non-compliant with existing industry standards, (2) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (3) becomes increasingly expensive to service, retain and update, (4) becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or (5) malfunctions or functions in a way we did not anticipate or that results in loan defects potentially requiring repurchase or originated loans which are alleged to violate consumer financial laws. As such, it is difficult to predict the problems we may encounter in improving the functionality of our websites and other technologies. If we are unable to successfully develop or adopt new technology as critical systems and applications become dated or obsolete and better options become available, or to respond to technological developments and changing client and borrower needs in a cost-effective manner, we may experience disruptions in our operations, lose market share or incur substantial costs.

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

We fund a vast majority of the mortgage loans we originate through borrowings under our short-term warehouse facilities and funds generated by our operations. Our ability to fund our loan originations may be impacted by our ability to secure further such borrowings on acceptable terms. Our warehouse facilities typically renew annually, although as of December 31, 2025, one of our facilities ($4.5 billion in available credit) had a two year renewal term. As of December 31, 2025, all but $900.0 million of our warehouse facilities were uncommitted and can be terminated by the applicable lender at any time. Our warehouse facilities are generally structured in the form of repurchase agreements. We currently leverage and, to the extent available, intend to continue to leverage the mortgage loans we originate with borrowings under these repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to other lenders, which are the repurchase agreement counterparties, and receive cash from these lenders. These lenders are obligated to resell the same assets back to us at the end of the term of the transaction, which typically ranges from 30 to 90 days, but may have terms of up to 364 days or longer. These repurchase agreements subject us to various risks:
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

Our financing arrangements subject us to risk in volatile interest rate environments.

Our financing arrangements subject us to risk from volatile interest rates. Borrowings under our warehouse facilities and some of our other financing facilities are at variable rates of interest based on short term rate indexes, whereas our mortgage loans that serve as collateral for the warehouse facilities are generally based on long-term interest rates, which exposes us to interest rate risk. If short term interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase and if long-term rates do not increase in kind, our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease. Furthermore, we have also issued $3.0 billion in principal amount of senior unsecured notes that mature in 2027, 2029, 2030, and 2031. When each note matures, there is a risk that the notes will need to be refinanced at higher interest rates, or that we will have to use other sources of liquidity to repay these notes, either of which could have an adverse effect on our business or results of operations.

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

Our financing arrangements contain certain financial and restrictive covenants that limit our ability to operate our business.

Our warehouse facilities contain, and our other current or future debt agreements contain or may contain, covenants imposing operating and financial restrictions on our business, including requirements to maintain a certain minimum tangible net worth, minimum liquidity, maximum total debt or liabilities to net worth ratio, profitability requirements, litigation judgment thresholds, and other customary debt covenants. For example, the indentures governing our outstanding Senior Notes contain covenants imposing operating and financial restrictions on our business. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity, and could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions.

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

We and our clients must also comply with a number of federal, state and local consumer financial services, laws and regulations including, among others, the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act, the Fair Housing Act, the TCPA, the GLBA, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the TRID rules, the Dodd-Frank Act, the Appraisal Independence Rule, the Bank Secrecy Act, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These laws and regulations mandate certain disclosures and notices to borrowers and apply to loan origination, home appraisal, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about borrowers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features. The Appraisal Independence Rule requires that there be a separation of duties to ensure no conflicts of interest. As part of our strategy to provide our clients innovative solutions to bottlenecks in the mortgage loan pipeline, in 2021, we launched UWM Appraisal Direct, in which we directly engage appraisers rather than utilizing an appraisal management company, and in 2022, we launched TRAC, which provides an alternative to the traditional title and closing process by removing the need for a lender title policy. While we believe that these programs meet all of the regulatory and legal requirements, there is a risk that a regulatory agency could decide that our programs do not meet all of the regulatory and legal requirements, or that our programs will not be accepted by other market participants, which could expose us to additional liability, or subject us to repurchase obligations.

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

Both the scope of the laws, rules and regulations and the intensity of the regulatory oversight to which our business is subject has increased over time. In the past years, regulatory enforcement and fines had become more significant across the financial services sector. For example, various federal regulatory agencies and departments, including the DOJ and CFPB, have historically taken the position that antidiscrimination statutes, such as the FHA and the ECOA, that prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, sex, religion and national origin apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). While the recent change in Presidential Administration is expected to reduce the rule making and enforcement power of these regulatory agencies, it is not clear the scope of such future limitations or the timing for implementation. For example, in February 2026, the DOJ entered into a settlement with a Texas-based lender-developer to resolve alleged violations of the FHA and the ECOA, imposing tens of millions of dollars of remediation expenses on the lender. Furthermore, it is not clear what effect those changes will have, or whether as a result of lesser oversight by the federal authorities, states will increase their regulatory oversight. Moreover, subsequent changes in administrations may result in yet other changes in regulatory oversight and enforcement. As these U.S. federal, state and local laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations, including loss of our licenses and approvals to engage in our servicing and lending businesses, costs associated with defending ourselves from investigations and enforcement actions or resulting administrative fines and penalties and civil and criminal liability, including class action lawsuits, which could be detrimental to our business.

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

Changes in regulatory capital, liquidity, and net worth requirements applicable to non-bank mortgage companies could materially affect our ability to operate and grow our business.

We are also subject to minimum financial eligibility requirements established by the FHA, VA, USDA, HUD, GSEs, Ginnie Mae, and certain state regulators, including net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service such agency mortgage loans and MBS and cover the associated financial obligations and risks. The minimum liquidity requirements of the GSEs and Ginnie Mae were updated in 2023, increasing certain requirements, and Ginnie Mae implemented a new minimum risk-based capital ratio requirement which became effective as of December 31, 2024. We must satisfy these requirements on an ongoing basis in order to maintain our agency approvals and state licenses. The FHFA and other regulators have signaled their intent to impose more stringent capital and liquidity standards on non-bank mortgage servicers, reflecting concerns about the systemic risks posed by the growth of non-bank servicing. Any increase in applicable capital or liquidity requirements, whether arising from regulatory rulemaking, changes in agency guidelines, or examination findings, could require us to raise additional capital, reduce our leverage, or curtail our origination and servicing activities. There can be no assurance that we would be able to satisfy more stringent requirements, and failure to do so could result in the loss of agency approvals, restrictions on our business, or other adverse consequences that could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations.

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

State attorneys general, state licensing regulators, and state and local consumer financial protection offices have authority to examine us and/or investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. To the extent that the CFPB or other federal agencies decrease or are perceived to decrease their regulation or oversight of the loan origination and servicing sectors, it may result in increased activity at the state level. This could increase costs and uncertainty as we would have to comply with a variety of state rules and state interpretations of federal statutes, rather than just one federal regulation. Furthermore, as national lender, we will effectively have to comply with strictest interpretation whereas some of our regional or state competitors may not, which could provide them a competitive advantage. In addition, the GSEs and the FHFA, Ginnie Mae, the FTC, HUD, various investors, non-agency securitization trustees and others subject us to periodic reviews and audits. A determination that we have failed to comply with applicable law could lead to enforcement action, administrative fines and penalties, or other administrative action.

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

From time to time, we are named as a defendant in legal proceedings alleging improper lending, servicing or marketing practices, abusive loan terms and fees, disclosure violations, quiet title actions, improper foreclosure practices, violations of consumer protection, securities or other laws, breach of contract and other related matters, including any potential legal proceedings in connection with the merger with Two Harbors. In addition, we have a large number of team members and have increased our profile in the community and nationally. As a result, the number of lawsuits against us regarding alleged violation of employment laws, including wage and hour, and other employment issues, has and may continue to increase. In recent years there has been an increase in the number of collective and class actions with respect to employment matters against employers generally. Coupled with the expansion of social media platforms and similar platforms that allow individuals access to a broad audience, these claims, whether or not they have merit, could result in reputational risk, negative publicity, out-of-pocket costs and distractions to our management team.

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

Resales of the outstanding shares of Class A common stock, future issuances of Class A common stock or shares issuable upon an Exchange Transaction could depress the market price of our Class A common stock or result in dilution.

As of February 23, 2026, there were 294,864,131 shares of our Class A common stock outstanding, substantially all of which can be resold without restrictions. In addition, there are 1,305,082,620 shares of Class A common stock that may be issued to SFS Corp. or its transferees or assignees in connection with future Exchange Transactions. We currently have an effective registration statement registering the resale by SFS Corp. of 150.0 million shares of Class A Common Stock (of which 45,712,833 remain) and have the obligation under their registration rights agreement to register the issuance of all other shares of Class A Common Stock that may be issued to them. Shares of Class A common stock issuable upon Exchange Transactions may result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. During 2025, an aggregate of 65,953,003 Holdings LLC Units were exchanged for shares of Class A Common Stock and were sold in public or private transactions. Such sales of shares of Class A common stock or the perception that such sales may occur could depress the market price of our Class A common stock.

Further in connection with the Merger, we expect to issue approximately 247 million shares of Class A common stock (based on the exchange-ratio set forth in the merger agreement) to Two Harbors stockholders. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both.

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
•Third-Party Risk Management: We maintain a preemptive and comprehensive risk-based approach to identifying and overseeing potential cybersecurity risks presented by third parties, including our vendors, service providers and other external users of our systems. We conduct cybersecurity assessments of third-party vendors that we engage with in our operations, which take place both upon initial engagement and annually, in order to identify and evaluate potential vulnerabilities, including on-site visits for evaluation of certain core operational third-party vendors. In addition, our agreements with material vendors, including with our subservicer, contain indemnification provisions with respect to cybersecurity matters.
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

Governance & Personnel

Our Board has delegated to the Audit Committee the responsibility for monitoring and overseeing our cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates our information security strategies to ensure effectiveness and, if appropriate, may also include a review from third-party consultants and experts. Our Senior Vice President and Chief Information Security Officer (“CISO”) presents and engages with the Audit Committee and the Board at least semi-annually and more frequently, as needed. Our CISO updates the Audit Committee and the Board on matters regarding information security policies and procedures and cybersecurity risk management strategy. We also established an Artificial Intelligence Governance Committee, which is executive-level body that oversees the secure, responsible and strategic implementation of AI within our operations. In addition, the full Board may review and assess cybersecurity threats as part of its responsibilities for our risk management oversight.

In addition, we have a Risk Committee comprised of our top executives from across the Company, including our Chief Executive Officer, Chief Risk Officer, Chief Operating Officer, Chief Financial Officer, Chief People Officer, CISO and several other leaders across our legal, operational and reporting functions. The Risk Committee meets every month to discuss and address management of the risks facing our business. Technological risk is a regular component analyzed by our Risk Committee to identify and assess potential cybersecurity risks across our business operations.

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
Item 2. Properties
Our corporate headquarters, located in Pontiac, Michigan, is comprised of leased buildings with approximately 1.5 million square feet of occupied space, that house substantially all of our operations. In addition, we have two land leases, one providing parking space for our team members and the other providing an outdoor food court pavilion. We lease the space from entities controlled by Mat Ishbia, our CEO, and Jeff Ishbia, a director and our founder. We believe that our corporate headquarters is suitable and adequate to meet the needs of our business.

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
On April 17, 2025, UWM was served with a complaint filed by the State of Ohio ex rel. Dave Yost, Ohio Attorney General (“Ohio AG”) in the Court of Common Pleas in Montgomery County, Ohio (“Ohio AG Complaint”) which largely mirrors the allegations included in the April 2, 2024 complaint filed by Therisa D. Escue, et al. against UWM, the Company, SFS Corp., and Mat Ishbia, individually (“Escue Complaint”) but asserts them under Ohio law. The Ohio AG Complaint alleges, among other things, that for Ohio mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their Ohio mortgage loans from UWM at pricing and subject to fees substantially in excess of those fees charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. Pursuant to the Ohio AG Complaint, the Ohio AG seeks monetary damages, attorneys’ fees and equitable, declaratory and injunctive relief. Like the Escue Complaint, UWM denies the allegations in the Ohio AG Complaint. UWM filed its motion to dismiss the Ohio AG Complaint on November 7, 2025. The Ohio AG filed its first amended complaint on December 1, 2025. UWM filed its motion to dismiss first amended complaint on January 6, 2026.
On May 2, 2025, a complaint was filed by Jennifer Adams, et al. (“AMC Plaintiffs”) in the Superior Court of California, County of San Diego against UWM and Alexander & McCabe Financial LLC, d/b/a @Home VMS alleging that the appraisal fee charged to the AMC Plaintiffs was unlawful, unfair and deceptive under California law (the “AMC Complaint”). Pursuant to the AMC Complaint, the AMC Plaintiffs seek class certification, monetary damages, attorneys’ fees, declaratory relief, and injunctive relief. On June 17, 2025, UWM filed its demurrer to the AMC Complaint asserting that no actionable claim was stated against UWM in the AMC Complaint. UWM’s demurrer to the AMC Complaint was granted in part on January 16, 2026. UWM filed its answer to remaining counts of the AMC Complaint on February 2, 2026.
On June 26, 2025, a complaint was filed by Ethan Allison and Mark Caloca, et al. (“Website Plaintiffs”) in the United States District Court for the Northern District of California against UWM alleging certain damages associated with the tracking technologies on UWM’s website (the “Website Complaint”). Pursuant to the Website Complaint, the Website Plaintiffs seek class certification, monetary damages, attorneys’ fees, equitable relief and declaratory relief. On August 22, 2025, UWM filed a motion to dismiss the class action complaint. On September 12, 2025, the Website Plaintiffs filed an amended class action complaint in the case. On September 26, 2025, UWM filed a motion to dismiss the amended class action complaint. On December 21, 2025, the court granted UWM’s motion to dismiss the amended class action complaint and dismissed the amended class action complaint without prejudice. The Website Plaintiffs filed a notice of voluntary dismissal without prejudice on February 2, 2026, and an order of dismissal was entered by the court dismissing the case without prejudice.
On December 2, 2025, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM by Andrew James McGonigle, et al. (collectively, the “McGonigle Plaintiffs”). The McGonigle Plaintiffs seek class certification, monetary damages, attorneys’ fees and declaratory and injunctive relief. The McGonigle Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act and Virginia Telephone Privacy Protection Act by UWM. On January 16, 2026, UWM filed its motion to dismiss and strike class allegations in this case on the basis that the calls were not made by UWM.
On December 8, 2025, a complaint was filed in the U.S. District Court for the Southern District of Texas against UWM by Alexander Victor Lee, et al. (collectively, the “Lee Plaintiffs”). The Lee Plaintiffs seek class certification, monetary damages, attorneys’ fees and declaratory and injunctive relief. The Lee Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act and Texas Business and Commerce Code by UWM. The allegations asserted by the Lee Plaintiffs in their complaint are similar to the allegations asserted by the McGonigle Plaintiffs in their complaint. The Lee Plaintiffs filed a notice of voluntary dismissal without prejudice on February 10, 2026, and the case was dismissed by the court without prejudice.
On December 16, 2025, a complaint was filed by Andrew Arnold, et al. (“Arnold Plaintiffs”) in the 17th Judicial Circuit for Broward County, Florida alleging class claims against Appraisal Nation, LLC and AMC Links, LLC (collectively, “Defendant AMCs”) for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and individual claims against UWM for alleged misrepresentations associated with two loan transactions. The Arnold Plaintiffs seek class certification as to the claims against the Defendant AMCs, monetary damages, attorneys’ fees, and injunctive relief. On February 11, 2026, UWM filed its motion to dismiss and motion to sever in this case.
On February 4, 2026, a complaint was filed in the U.S. District Court for the District of Colorado against UWM by Bridget A. Warne, et al. (collectively, the “Warne Plaintiffs”). The Warne Plaintiffs seek class certification, monetary damages and declaratory and injunctive relief. The Warne Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act by UWM. The allegations asserted by the Warne Plaintiffs in their complaint are similar to the allegations asserted by the McGonigle Plaintiffs and the Lee Plaintiffs in their respective complaints. UWM again denies the allegations in the complaint on the basis that the calls were not made by UWM and UWM intends to defend itself against such allegations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Ticker Symbol

Our Class A common stock is currently listed on the NYSE under the symbol "UWMC." The closing price of the Class A common stock as of February 23, 2026 was $4.53.

Holders

As of February 23, 2026, there were 33 holders of record of our Class A common stock. Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B common stock, Class C common stock, or Class D common stock.

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

Performance Graph

The graph below compares the cumulative total return for our common stock for the period from the closing of the Business Combination transaction on January 21, 2021 through December 31, 2025 with the comparable cumulative returns of two indices: the Russell 2000 Index and the Dow Jones US Mortgage Finance Index, which is an industry index comprised of mortgage financing companies. The graph assumes $100 invested on January 21, 2021 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2025.

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

Business Overview

We are the largest overall residential mortgage lender in the U.S., by closed loan volume, despite originating mortgage loans exclusively through the wholesale channel. For the last eleven years, including the year ended December 31, 2025, we have also been the largest wholesale mortgage lender in the U.S. by closed loan volume. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the Independent Mortgage Broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the year ended December 31, 2025, approximately 90% of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

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

Components of Operating Expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, general and administrative (including professional services, occupancy and equipment), interest expense, and other expense (income) (primarily related to the increase or decrease, respectively, in the fair value of the liability for the Public and Private Warrants (all unexercised Public and Private Warrants expired on January 21, 2026), the increase or decrease, respectively, in the Tax Receivable Agreement liability, and the decrease or increase, respectively, in the fair value of retained investment securities).

Years Ended December 31, 2025, 2024 and 2023 Summary

For the year ended December 31, 2025, we originated $163.4 billion in loans, which was an increase of $24.0 billion, or 17.2%, from the $139.4 billion of originations during the year ended December 31, 2024. We reported net income of $244.0 million for the year ended December 31, 2025, which was a decrease of $85.4 million, compared to net income of $329.4 million for the year ended December 31, 2024. Adjusted EBITDA for the year ended December 31, 2025 was $697.3 million as compared to $460.0 million for the year ended December 31, 2024. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, adjusted to exclude stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions, gains or losses on other interest rate derivatives, the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the non-cash income/expense impact of the change in the Tax Receivable Agreement liability, the change in fair value of retained investment securities, and acquisition-related expenses as we believe these adjustments are not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, lines of credit, borrowings against investment securities, and finance leases.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the year ended December 31,
($ in thousands)	2025	2024	2023
Net income (loss)	$244,023	$329,375	(69,782)
Interest expense on non-funding debt	214,513	148,620	172,498
Provision (benefit) for income taxes	6,873	6,582	(6,511)
Depreciation and amortization	50,044	45,474	46,146
Stock-based compensation expense	50,363	24,580	13,832
Change in fair value of MSRs due to valuation inputs or assumptions, net (1)	435,267	(295,197)	330,031
(Gain) loss on other interest rate derivatives	(298,126)	215,436	—
Deferred compensation, net(2)	(6,195)	(9,349)	(7,938)
Change in fair value of Public and Private Warrants (3)	(2,743)	(5,091)	6,060
Change in Tax Receivable Agreement liability (4)	3,144	70	(1,575)
Change in fair value of investment securities (5)	(4,793)	(526)	(4,491)
Acquisition-related expenses (6)	4,966	—	—
Adjusted EBITDA	$697,336	$459,975	478,270

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
(4)Reflects the non-cash (income) expense impact of the change in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements for additional information related to the Tax Receivable Agreement. See Note 18 – Income Taxes for further information.
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.
(6)Reflects acquisition expenses related to the pending merger with Two Harbors Investment Corp.

Results of Operations for the Year Ended December 31, 2025, 2024 and 2023

	For the year ended December 31,
($ in thousands)	2025	2024	2023
Revenue
Loan production income	$1,898,141	$1,528,840	$1,000,547
Loan servicing income	724,741	636,665	818,703
Interest income	537,687	508,621	346,225
Total revenue	3,160,569	2,674,126	2,165,475
Other gains (losses)
Change in fair value of mortgage servicing rights	(1,055,448)	(294,999)	(854,148)
Gain (loss) on other interest rate derivatives	298,126	(215,436)	—
Other gains (losses), net	(757,322)	(510,435)	(854,148)
Expenses
Salaries, commissions and benefits	851,213	689,160	530,231
Direct loan production costs	208,811	190,277	104,262
Marketing, travel, and entertainment	106,191	96,782	84,515
Depreciation and amortization	50,044	45,474	46,146
General and administrative	264,060	209,838	170,423
Servicing costs	145,629	110,986	131,792
Interest expense	530,794	490,763	320,256
Other income	(4,391)	(5,546)	(5)
Total expenses	2,152,351	1,827,734	1,387,620
Earnings (loss) before income taxes	250,896	335,957	(76,293)
Provision (benefit) for income taxes	6,873	6,582	(6,511)
Net income (loss)	244,023	329,375	(69,782)
Net income (loss) attributable to non-controlling interest	216,643	314,971	(56,552)
Net income (loss) attributable to UWM Holdings Corporation	$27,380	$14,404	$(13,230)

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the year ended December 31,
($ in thousands)	2025	2024	2023
Loan origination volume by type
Purchase:
Conventional	$54,890,984	$56,899,265	$58,833,673
Government	30,184,108	29,257,856	29,640,141
Jumbo and other(1)	8,104,556	9,924,433	5,381,530
Total purchase	$93,179,647	$96,081,554	$93,855,344
Refinance:
Conventional	$31,657,196	$17,300,663	$7,082,401
Government	30,825,361	20,382,191	5,189,598
Jumbo and other(1)	7,784,260	5,668,998	2,148,540
Total refinance	70,266,817	43,351,852	14,420,539
Total loan origination volume	$163,446,463	$139,433,406	$108,275,883
Portfolio metrics
Average loan amount	$388	$386	$368
Weighted average loan-to-value ratio	81.57%	81.91%	82.89%
Weighted average credit score	737	737	737
Weighted average note rate	6.36%	6.53%	6.65%
Percentage of loans sold
To GSEs/GNMA	90%	89%	93%
To other counterparties	10%	11%	7%
Servicing-retained	93%	91%	95%
Servicing-released	7%	9%	5%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the year ended December 31,		Change $	Change %
($ in thousands)	2025	2024
Primary loss	$(2,290,665)	$(1,823,222)	$(467,443)	25.6%
Loan origination fees	576,644	463,957	112,687	24.3%
Provision for representation and warranty obligations	(35,289)	(43,438)	8,149	(18.8)%
Capitalization of MSRs	3,647,451	2,931,543	715,908	24.4%
Loan production income	$1,898,141	$1,528,840	$369,301	24.2%

Gain margin(1)	1.16%	1.10%	0.06%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2024	2023
Primary loss	$(1,823,222)	$(1,514,340)	$(308,882)	20.4%
Loan origination fees	463,957	284,185	179,772	63.3%
Provision for representation and warranty obligations	(43,438)	(38,676)	(4,762)	12.3%
Capitalization of MSRs	2,931,543	2,269,378	662,165	29.2%
Loan production income	$1,528,840	$1,000,547	$528,293	52.8%

Gain margin(1)	1.10%	0.92%	0.18%

(1) Represents total loan production income divided by total loan origination volume for the applicable period.
MSRs are an element of the total fair value of originated mortgage loans recognized as part of primary gain (loss) upon loan origination, and are separately recognized at estimated fair value within the "capitalization of MSRs" component of loan production income when loans are sold with servicing retained. These components of total loan production income are primarily impacted by market pricing competition, loan production volume, the estimated fair value of originated MSRs, and the effectiveness of our pipeline hedging strategies, which can be impacted by fluctuations in market interest rates between the lock date and the date a loan is sold into the secondary market.
The total of primary loss and capitalization of MSRs increased approximately $248.5 million for the year ended December 31, 2025 as compared to the same period in 2024. This increase was primarily due to an increase in loan production volume of $24.0 billion, or 17.2%, from $139.4 billion to $163.4 billion during the year ended December 31, 2025, as compared to the same period in 2024.
Loan origination fees increased by approximately $112.7 million for the year ended December 31, 2025 as compared to the same period in 2024, due to increases in loan production volume and increases in per loan origination and other fees. The provision for representations and warranties obligations decreased by $8.1 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to reduced loss severity on repurchased loans.
The increase in production volume was primarily due to higher refinance volume during the year ended December 31, 2025 compared to the same period in 2024 primarily as a result of the growth in our overall market share as well as the generally lower market interest rate environment in 2025 as compared to 2024.
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

	For the year ended December 31,		Change $	Change %
($ in thousands)	2025	2024
Contractual servicing fees	$708,518	$621,325	$87,193	14.0%
Late, ancillary and other fees	16,223	15,340	883	5.8%
Loan servicing income	$724,741	$636,665	$88,076	13.8%

Servicing costs	145,629	110,986	34,643	31.2%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2024	2023
Contractual servicing fees	$621,325	$803,750	$(182,425)	(22.7)%
Late, ancillary and other fees	15,340	14,953	387	2.6%
Loan servicing income	$636,665	$818,703	$(182,038)	(22.2)%

Servicing costs	110,986	131,792	(20,806)	(15.8)%

	For the year ended December 31,
($ in thousands)	2025	2024	2023
Average UPB of loans serviced	$225,573,713	$225,840,226	$297,033,124
Average number of loans serviced	630,544	692,908	908,519
Weighted average servicing fee as of period end	0.36%	0.33%	0.30%

Loan servicing income was $724.7 million for the year ended December 31, 2025, an increase of $88.1 million, or 13.8%, as compared to $636.7 million for the year ended December 31, 2024. The increase in loan servicing income during the year ended December 31, 2025 was primarily due to an increase in the average portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution, partially offset by a slight decline in the average servicing portfolio UPB.

Servicing costs increased $34.6 million for the year ended December 31, 2025, as compared to the same period in 2024 primarily as a result of higher shortfall interest, due to increased refinance volume in 2025 from the general decline in mortgage rates, and foreclosure expenses.

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

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	December 31, 2025	December 31, 2024
UPB of loans serviced	$240,813,979	$242,405,767
Number of loans serviced	663,743	729,781
MSR portfolio delinquency count (60+ days) as % of total	1.62%	1.37%
Weighted average note rate	5.65%	4.76%
Weighted average service fee	0.36%	0.33%

Interest income and Interest expense
For the periods presented below, interest income and the components of and total interest expense were as follows:

	For the year ended December 31,		Change $	Change %
($ in thousands)	2025	2024
Interest income	$537,687	$508,621	$29,066	5.7%
Less: Interest expense on funding facilities	316,281	342,143	(25,862)	(7.6)%
Net interest income	$221,406	$166,478	$54,928	33.0%

Interest expense on non-funding debt	$214,513	$148,620	$65,893	44.3%
Total interest expense	530,794	490,763	40,031	8.2%

	For the year ended December 31,		Change $	Change %
($ in thousands)	2024	2023
Interest income	$508,621	$346,225	$162,396	46.9%
Less: Interest expense on funding facilities	342,143	147,758	194,385	131.6%
Net interest income	$166,478	$198,467	$(31,989)	(16.1)%

Interest expense on non-funding debt	$148,620	$172,498	$(23,878)	(13.8)%
Total interest expense	490,763	320,256	170,507	53.2%
Net interest income (interest income less interest expense on funding facilities) was $221.4 million for the year ended December 31, 2025, an increase of $54.9 million, or 33.0%, as compared to $166.5 million for the year ended December 31, 2024, as a result of an increase in interest income and a decrease interest expense on funding facilities. The increase in interest income was primarily due to higher average balances of mortgage loans at fair value due to increased loan production volume, partially offset by lower average note rates on mortgage loans at fair value. The decrease in interest expense on funding facilities was primarily due to lower short-term interest rates, partially offset by slightly higher average warehouse balances due to increased loan production.
Interest expense on non-funding debt was $214.5 million for the year ended December 31, 2025, an increase from $148.6 million for the year ended December 31, 2024, primarily due to interest expense on the $800.0 million of 2030 Senior Notes issued in December of 2024 and interest expense on the $1.0 billion of 2031 Senior Notes issued in September of 2025, proceeds from which were used to repay the $800.0 million 2025 Senior Notes upon maturity in November 2025. Additionally, we had higher average borrowings under the MSR facilities in 2025, partially offset by lower interest rates on these facilities, due to declines in short-term interest rates.
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

Other gains (losses)

The change in fair value of MSRs for the year ended December 31, 2025 was a decrease of $1.1 billion, as compared with a decrease of $295.0 million for the year ended December 31, 2024. The decrease in fair value of MSRs for the year ended December 31, 2025 was primarily attributable to a decline in fair value of approximately $530.9 million due to realization of cash flows, decay, and other (including loans paid in full), a decrease in fair value of approximately $435.3 million due to changes in valuation inputs and assumptions, net, (primarily due to changes in relevant market interest rates) and approximately $89.3 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The decrease in fair value for the year ended December 31, 2024 of approximately $295.0 million was primarily attributable to a decline of approximately $521.4 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $68.8 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $295.2 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates.

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

The gain on other interest rate derivatives of $298.1 million for the year ended December 31, 2025 was due to a gain on other interest rate derivative instruments that we entered into during 2025 in order to manage overall interest rate risk.

The loss on other interest rate derivatives of $215.4 million for the year ended December 31, 2024 was due to losses on interest rate swap futures that we entered into in 2024. The loss was as a result of increases in relevant market interest rates and partially offset the increase in fair value of MSRs due to changes in valuation inputs and assumptions in 2024.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the year ended December 31,		Change $	Change %
	2025	2024
Salaries, commissions and benefits	$851,213	$689,160	$162,053	23.5%
Direct loan production costs	208,811	190,277	18,534	9.7%
Marketing, travel, and entertainment	106,191	96,782	9,409	9.7%
Depreciation and amortization	50,044	45,474	4,570	10.0%
General and administrative	264,060	209,838	54,222	25.8%
Other income	(4,391)	(5,546)	1,155	(20.8)%
Other costs	$1,475,928	$1,225,985	$249,943	20.4%

	For the year ended December 31,		Change $	Change %
	2024	2023
Salaries, commissions and benefits	$689,160	$530,231	$158,929	30.0%
Direct loan production costs	190,277	104,262	86,015	82.5%
Marketing, travel, and entertainment	96,782	84,515	12,267	14.5%
Depreciation and amortization	45,474	46,146	(672)	(1.5)%
General and administrative	209,838	170,423	39,415	23.1%
Other income	(5,546)	(5)	(5,541)	110820.0%
Other costs	$1,225,985	$935,572	$290,413	31.0%

Other costs were $1.5 billion for the year ended December 31, 2025, an increase of $249.9 million, or 20.4%, as compared to $1.2 billion for the year ended December 31, 2024. This increase was primarily due to an increase in salaries, commissions and benefits of $162.1 million, or 23.5%, primarily due to an increase in average team member count to support our investment in various product, growth, and technology initiatives, along with an increase in stock-based compensation expense. General and administrative expenses increased $54.2 million primarily due to an increase in computer services, software licensing, and support, driven in part by an increase in costs related to AI initiatives, partially offset by a decrease in legal expenses. Direct loan production costs increased $18.5 million, primarily due to costs associated with our free credit report program and higher production volume, partially offset by lower costs associated with down payment assistance programs. Marketing, travel and entertainment expenses increased $9.4 million, primarily due to increases in costs associated with broker training and development programs, and sponsorship fees.

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

Income Taxes

We recorded a $6.9 million provision for income taxes during the year ended December 31, 2025, compared to a $6.6 million provision for income taxes for the year ended December 31, 2024 and $6.5 million benefit for income taxes for the year ended December 31, 2023. The increase in income tax provision for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to an increase in pre-tax income attributable to the Company as a result of UWMC's increased ownership of Holdings LLC as a result of Exchange Transactions. The increase in income tax provision for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to an increase in pre-tax income attributable to the Company.

Net income

Net income was $244.0 million for the year ended December 31, 2025, a decrease of $85.4 million or 25.9%, as compared to net income of $329.4 million for the year ended December 31, 2024. The decrease in net income was primarily the result of an increase in total expenses (including income taxes) of $324.9 million and an increase of $246.9 million in other gains (losses), net, partially offset by an increase in total revenue of $486.4 million.

Net income was $329.4 million for the year ended December 31, 2024, an increase of $399.2 million or 572.0%, as compared to net loss of $69.8 million for the year ended December 31, 2023. The increase in net income was primarily the result of an increase in total revenue of $508.7 million and a decrease in other losses of $343.7 million, partially offset by an increase in total expenses (including income taxes) of $453.2 million.

Net income attributable to the Company of $27.4 million for the year ended December 31, 2025 includes the net income of UWM attributable to the Company due to its approximate 17% ownership interest in Holdings LLC. Net income attributable to the Company of $14.4 million for the year ended December 31, 2024 includes the net income of UWM attributable to the Company due to its approximate 10% ownership interest in Holdings LLC. Net loss attributable to the Company of $13.2 million for the year ended December 31, 2023 includes the net loss of UWM attributable to the Company due to its approximate 6% ownership interest in Holdings LLC.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of December 31, 2025, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of December 31, 2025:

Facility Type[2]	Collateral	Line Amount as of December 31, 2025[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2025 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/15/2026	$396,734
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	123,379
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/24/2020	8/27/2026	1,319,244
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/10/2012	9/29/2026	898,190
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/08/2026	167,375
Master Repurchase Agreement	Mortgage Loans	$325 Million	2/26/2016	12/17/2026	288,777
Master Repurchase Agreement	Mortgage Loans	$4.5 Billion	5/9/2019	11/26/2027	2,807,107
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	2/7/2025	2/5/2027	827,941
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/17/2027	1,353,618
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2027	709,683
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	20,448
					$8,912,496
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of December 31, 2025.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.15% to 1.75% for substantially all of our loan production volume as of December 31, 2025.
Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2025, no amount was outstanding under the ASAP+ program and $20.4 million was outstanding through the EF program.

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

In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of December 31, 2025.

Other Financing Facilities

Senior Notes

On November 3, 2020, our consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes accrued interest at a rate of 5.500% per annum. Interest on the 2025 Senior Notes was due semi-annually on May 15 and November 15 of each year. We used approximately $500.0 million of the net proceeds from the offering of 2025 Senior Notes for general corporate purposes to fund future growth and distributed the remainder to SFS Corp. for tax distributions. The 2025 Senior Notes were repaid at maturity in November 2025.

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

On December 10, 2024, the Company's consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by its wholly-owned subsidiary, UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year, commencing August 1, 2025. We used the net proceeds from the issuance of the 2030 Senior Notes to pay down outstanding amounts on our MSR facilities and for general corporate purposes.

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

On September 9, 2025, the Company's consolidated subsidiary, Holdings LLC, issued $1.0 billion in aggregate principal amount of senior unsecured notes due March 15, 2031, which are guaranteed by its wholly-owned subsidiary, UWM (the "2031 Senior Notes"). The 2031 Senior Notes accrue interest at a rate of 6.250% per annum. Interest on the 2031 Senior Notes is due semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. We used the net proceeds from the issuance of the 2031 Senior Notes (i) to repay the 2025 Senior Notes at maturity, (ii) temporarily pay down outstanding amounts on our MSR facilities, and (iii) for working capital.

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

The indentures governing the outstanding Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of December 31, 2025.
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
On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. As of December 31, 2025, $900.0 million was outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2025, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of December 31, 2025, $300.0 million was outstanding under the Ginnie Mae MSR Facility. Subsequent to December 31, 2025, the uncommitted borrowing capacity of the Ginnie Mae MSR facility was increased by $300.0 million, resulting in a total of $800.0 million of uncommitted borrowing capacity.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2025, we were in compliance with all applicable covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.82%, 8.28%, and 8.80% for the years ended December 31, 2025, 2024, and 2023, respectively.

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
In September 2025, UWM and SFS Corp. amended the Revolving Credit Agreement to, among other things, (i) restrict UWM from making any payment to SFS Corp. upon the occurrence of an event of default under any of the indentures governing any of senior notes outstanding and (ii) restrict SFS Corp. from pursuing certain remedies until all outstanding amounts due under any of the senior notes has been paid upon the occurrence of any event of default under any of the indentures governing the senior notes.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of December 31, 2025. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2025.

Borrowings Against Investment Securities

In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of December 31, 2025, we had $87.5 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of December 31, 2025, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less any specified haircuts. These investment securities are financed on average at approximately 74% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of December 31, 2025, we had delivered $1.7 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of December 31, 2025, our finance lease liabilities were $23.5 million, $22.9 million of which relates to leases with related parties. The Company’s financing lease agreements have remaining terms ranging from approximately three years to ten years.

Cash flow data for the years ended December 31, 2025, 2024 and 2023

	For the year ended December 31,
($ in thousands)	2025	2024	2023
Net cash (used in) provided by operating activities	$(2,647,557)	$(6,241,495)	$165,244
Net cash provided by investing activities	2,259,557	2,676,092	1,829,962
Net cash provided by (used in) financing activities	384,025	3,575,274	(2,202,636)
Net increase (decrease) in cash and cash equivalents	$(3,975)	$9,871	$(207,430)
Cash and cash equivalents at the end of the period	503,364	507,339	497,468

Net cash (used in) provided by operating activities
Net cash used in operating activities was $2.6 billion for the year ended December 31, 2025 compared to net cash used in operating activities of $6.2 billion for the same period in 2024. The decrease in cash flows used in operating activities year-over-year was primarily driven by the smaller increase in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the period ended December 31, 2025, as compared to the same period in 2024, partially offset by a slight increase in net income as adjusted for non-cash operational items, including the capitalization and change in fair value of MSRs.
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

Net cash provided by investing activities

Net cash provided by investing activities was $2.3 billion for the year ended December 31, 2025 compared to $2.7 billion of net cash provided by investing activities for the same period in 2024. The decrease in cash flows provided by investing activities was primarily driven by a decrease in net proceeds from the sales of MSRs and excess servicing cash flows as well as an investment in private company equity securities in 2025.

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

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $0.4 billion for the year ended December 31, 2025 compared to $3.6 billion of net cash provided by financing activities for the same period in 2024. The decrease in cash flows from financing activities year-over-year was primarily driven by a decrease in net borrowings under warehouse lines of credit for the year ended December 31, 2025 compared to the year ended December 31, 2024 (related to a smaller increase in mortgage loans at fair value for these comparable periods) and the repayment of the 2025 Senior Notes during the year ended December 31, 2025, partially offset by net proceeds from the issuance of the 2031 Senior Notes and an increase in net borrowings on our MSR facilities during the year ended December 31, 2025.

Net cash provided by financing activities was $3.6 billion for the year ended December 31, 2024 compared to $2.2 billion of net cash used in financing activities for the same period in 2023. The increase in cash flows provided by financing activities year-over-year was primarily driven by net borrowings under warehouse lines of credit (due to the increase in mortgage loans at fair value) and net proceeds from the issuance of the 2030 Senior Notes, partially offset by net repayments on our MSR facilities, member distributions (including tax distributions), and dividends.

Contractual Obligations

Cash requirements from contractual and other obligations

As of December 31, 2025, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, payments to SFS Corp. under the TRA and required tax distributions to SFS Corp. In the third quarter of 2025, Holdings LLC issued $1.0 billion in aggregate principal amount of 6.250% senior unsecured notes due 2031. In November 2025, UWM repaid the $800.0 million in aggregate principal amount of 5.500% senior unsecured notes due in 2025. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2024.
During the fourth quarter of 2025, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate amount of $26.8 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of

$133.1 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on January 8, 2026.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 78% and 80% as of December 31, 2025 and December 31, 2024, respectively.

We also enter into contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. We occasionally enter into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs. There were no other interest rate derivatives outstanding as of December 31, 2025. These financial instruments include margin call provisions that require us to transfer cash in an amount sufficient to eliminate any margin deficit. A margin deficit generally results from daily changes in the fair value of these financial instruments. We are generally required to satisfy the margin call on the day of or within one business day of such notice.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	December 31, 2025	December 31, 2024
Interest rate lock commitments—fixed rate (a)	$11,770,855	$7,661,650
Interest rate lock commitments—variable rate (a)	450,348	7,742
Commitments to sell loans	2,608,946	2,240,558
Forward commitments to sell mortgage-backed securities	14,355,079	12,601,895

(a) Adjusted for pullthrough rates of 78% and 80% as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, we had sold $3.7 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in January 2026.

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

Mortgage loans at fair value were $9.9 billion at December 31, 2025, compared to $9.5 billion as of December 31, 2024.

Mortgage servicing rights

MSRs represent the fair value assigned to the rights in the contracts that obligate us to service the loans sold in exchange for a servicing fee. At the date the loan is sold with servicing retained, the fair value of the MSR is capitalized and recognized as a component of "loan production income" in the consolidated statements of operations.

For purposes of both initial and subsequent measurement, the fair value of MSRs is determined using a valuation model that calculates the present value of estimated net future servicing income. The model includes estimates of prepayment speeds, discount rates, cost to service, float earnings, contractual servicing income, and ancillary income and late fees, among others. Changes in the estimates used to value MSRs could materially change the estimated fair value. Judgment is made when determining these assumptions, however, these estimates are supported by market and economic data collected from various outside sources. The key unobservable inputs used in determining the fair value of our MSRs include the discount rate, prepayment speeds, and the cost of servicing.

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

MSRs were $4.1 billion as of December 31, 2025, compared to $4.0 billion as of December 31, 2024. For the year ended December 31, 2025, we recognized a loss of $435.3 million due to changes in the fair value of MSRs as a result of changes in valuation inputs and assumptions, primarily as a result of decreases in market interest rates, compared to $295.2 million of income recognized for the same period in the prior year as a result of increased in market interest rates.

Derivative Financial Instruments

Derivatives are recognized as assets or liabilities on the balance sheets and are measured at estimated fair value with changes recorded in the consolidated statements of operations within "loan production income" in the period in which they occur. IRLCs on mortgage loans to be originated or purchased which are intended to be sold are considered derivative financial instruments and are the primary basis of our interest rate or pricing risk. We enter into FLSCs to mitigate risk of IRLCs as well as loans, and to efficiently facilitate sale of loans into the secondary market. IRLCs and FLSCs are free standing derivative financial instruments. The Company also occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs. These other interest rate derivative financial instruments are measured at estimated fair value, based on quoted prices in an active market, with changes in fair value reported in the consolidated statements of operations within "Gain (loss) on other interest rate derivatives." There were no other interest rate derivative financial instruments outstanding as of December 31, 2025 or 2024.

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

Derivative assets and liabilities were $37.6 million and $26.6 million, respectively, as of December 31, 2025, as compared to $100.0 million and $36.0 million, respectively, as of December 31, 2024.

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

The maximum exposure under our representations and warranties obligations would be the outstanding principal balance, any premium received on all loans sold by us that are not subject to agency certainty clauses, as well as potential costs associated with repurchasing or indemnifying the buyers, less any loans that have already been paid in full by the borrower, loans that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make whole, or that have been repurchased. The Company repurchased $207.4 million, $234.4 million and $259.0 million in UPB of loans during the years ended December 31, 2025, 2024 and 2023, respectively, related to its representations and warranties obligations.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used December 31, 2025 market rates on our instruments outstanding at that time to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, and FLSCs as of December 31, 2025 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	December 31, 2025
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$51,793	$(63,691)
MSRs	(299,701)	279,119
IRLCs	71,282	(90,892)
Total change in assets	$(176,626)	$124,536
Increase (decrease) in liabilities
FLSCs	$(124,234)	$145,040
Total change in liabilities	$(124,234)	$145,040

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the year ended December 31, 2025, our originated loans had a weighted average loan to value ratio of 81.57% and a weighted average FICO score of 737. For the year ended December 31, 2024, our originated loans had a weighted average loan to value ratio of 81.91% and a weighted average FICO score of 737. For the year ended December 31, 2023, our originated loans had a weighted average loan to value ratio of 82.89%, and a weighted average FICO score of 737.

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

In accordance with the best practices outlined by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the years ended December 31, 2025, 2024 or 2023.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UWM Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Mortgage Servicing Rights — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. Subsequent to initial recognition, the fair value of MSRs is estimated with the assistance of an independent third-party valuation expert based upon a valuation model that calculates the estimated present value of future cash flows. The valuation model incorporates market estimates of prepayment speeds, discount rate, cost to service, and other assumptions. The Company’s MSRs balance was $4.074 billion at December 31, 2025. We identified the valuation of MSRs as a critical audit matter because of (i) the significant judgments made in determining the prepayment speeds and discount rate assumptions (“significant valuation assumptions”) given the limited market observability of these assumptions, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant valuation assumptions.

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
February 25, 2026

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UWM Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of UWM Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2025, and statements of operations, changes in equity, and cash flows, for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 25, 2026

UWM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (includes restricted cash of $21.0 million and $16.0 million, respectively)	$503,364	$507,339
Mortgage loans at fair value	9,932,729	9,516,537
Derivative assets	37,567	99,964
Investment securities at fair value, pledged	100,512	103,013
Accounts receivable, net	526,694	417,955
Mortgage servicing rights	4,073,781	3,969,881
Premises and equipment, net	180,199	146,199
Operating lease right-of-use asset (includes $93.4 million and $92.6 million, respectively, with related parties)	94,310	93,730
Finance lease right-of-use asset, net (includes $20.7 million and $22.7 million, respectively, with related parties)	21,247	23,193
Loans eligible for repurchase from Ginnie Mae	1,133,359	641,554
Other assets	324,914	151,751
Total assets	$16,928,676	$15,671,116
Liabilities and equity
Warehouse lines of credit	$8,912,496	$8,697,744
Derivative liabilities	26,574	35,965
Secured lines of credit	1,200,000	500,000
Borrowings against investment securities	87,497	90,646
Accounts payable, accrued expenses and other	707,790	580,736
Accrued distributions and dividends payable	161,292	159,827
Senior notes	2,981,975	2,785,326
Operating lease liability (includes $99.7 million and $99.2 million, respectively, with related parties)	100,596	100,376
Finance lease liability (includes $22.9 million and $24.6 million, respectively, with related parties)	23,468	25,094
Loans eligible for repurchase from Ginnie Mae	1,133,359	641,554
Total liabilities	15,335,047	13,617,268
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of December 31, 2025 or December 31, 2024	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 268,415,480 and 157,940,987 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	27	16
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2025 or December 31, 2024	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of December 31, 2025 or December 31, 2024	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,331,482,620 and 1,440,332,098 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	133	144
Additional paid-in capital	9,910	3,523
Retained earnings	189,447	157,837
Non-controlling interest	1,394,112	1,892,328
Total equity	1,593,629	2,053,848
Total liabilities and equity	$16,928,676	$15,671,116

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	For the year ended December 31,
	2025	2024	2023
Revenue
Loan production income	$1,898,141	$1,528,840	$1,000,547
Loan servicing income	724,741	636,665	818,703
Interest income	537,687	508,621	346,225
Total revenue	3,160,569	2,674,126	2,165,475
Other gains (losses)
Change in fair value of mortgage servicing rights	(1,055,448)	(294,999)	(854,148)
Gain (loss) on other interest rate derivatives	298,126	(215,436)	—
Other gains (losses), net	(757,322)	(510,435)	(854,148)
Expenses
Salaries, commissions and benefits	851,213	689,160	530,231
Direct loan production costs	208,811	190,277	104,262
Marketing, travel, and entertainment	106,191	96,782	84,515
Depreciation and amortization	50,044	45,474	46,146
General and administrative	264,060	209,838	170,423
Servicing costs	145,629	110,986	131,792
Interest expense	530,794	490,763	320,256
Other income	(4,391)	(5,546)	(5)
Total expenses	2,152,351	1,827,734	1,387,620
Earnings (loss) before income taxes	250,896	335,957	(76,293)
Provision (benefit) for income taxes	6,873	6,582	(6,511)
Net income (loss)	244,023	329,375	(69,782)
Net income (loss) attributable to non-controlling interest	216,643	314,971	(56,552)
Net income (loss) attributable to UWM Holdings Corporation	$27,380	$14,404	$(13,230)

Earnings (loss) per share of Class A common stock (see Note 20):
Basic	$0.13	$0.13	$(0.14)
Diluted	$0.12	$0.13	$(0.14)
Weighted average shares outstanding:
Basic	211,407,534	111,374,469	93,245,373
Diluted	1,599,179,891	111,374,469	93,245,373
See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, December 31, 2022	92,575,974	$9	1,502,069,787	$150	$903	$142,500	$3,028,131	$3,171,693
Net loss	—	—	—	—	—	(13,230)	(56,552)	(69,782)
Class A common stock dividends	—	—	—	—	—	(37,351)	—	(37,351)
Member distributions to SFS Corp.	—	—	—	—	—	—	(600,828)	(600,828)
Stock-based compensation	1,078,295	1	—	—	799	—	12,063	12,863
Re-measurement of non-controlling interest due to change in parent ownership and other	—	—	—	—	—	18,771	(20,695)	(1,924)
Balance, December 31, 2023	93,654,269	$10	1,502,069,787	$150	$1,702	$110,690	$2,362,119	$2,474,671
Net income	—	—	—	—	—	14,404	314,971	329,375
Class A common stock dividends	—	—	—	—	—	(46,162)	—	(46,162)
Member distributions to SFS Corp.	—	—	—	—	—	—	(707,848)	(707,848)
Stock-based compensation	2,549,029	—	—	—	1,821	—	22,395	24,216
Re-measurement of non-controlling interest due to change in parent ownership and other	61,737,689	6	(61,737,689)	(6)	—	78,905	(99,309)	(20,404)
Balance, December 31, 2024	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848
Net income	—	—	—	—	—	27,380	216,643	244,023
Class A common stock dividends	—	—	—	—	—	(89,824)	—	(89,824)
Member distributions to SFS Corp.	—	—	—	—	—	—	(631,162)	(631,162)
Stock-based compensation	1,625,015	—	—	—	6,387	132	42,820	49,339
Re-measurement of non-controlling interest due to change in parent ownership and other	108,849,478	11	(108,849,478)	(11)	—	93,922	(126,517)	(32,595)
Balance, December 31, 2025	268,415,480	$27	1,331,482,620	$133	$9,910	$189,447	$1,394,112	$1,593,629

See accompanying Notes to the Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$244,023	$329,375	$(69,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reserve for representations and warranties	35,289	43,437	49,676
Capitalization of mortgage servicing rights	(3,647,451)	(2,931,543)	(2,269,378)
Change in fair value of mortgage servicing rights	1,055,448	294,999	854,148
Depreciation & amortization	55,506	48,777	50,060
Stock-based compensation expense	50,363	24,580	13,832
Increase in fair value of investment securities	(4,794)	(550)	(4,502)
(Decrease) increase in fair value of warrants liability	(2,743)	(5,089)	6,060
Decrease (increase) in:
Mortgage loans at fair value	(416,192)	(4,066,653)	1,685,076
Derivative assets	62,397	(66,945)	49,850
Other assets	(9,556)	57,063	(169,285)
Increase (decrease) in:
Derivative liabilities	(9,386)	(4,816)	(8,967)
Other liabilities	(60,461)	35,870	(21,544)
Net cash (used in) provided by operating activities	(2,647,557)	(6,241,495)	165,244
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment	(74,048)	(39,455)	(26,434)
Net proceeds from sale of mortgage servicing rights	2,423,711	2,711,955	1,843,649
Proceeds from principal payments on investment securities	7,294	7,887	7,439
Margin calls on borrowings against investment securities	2,600	(4,295)	5,308
Investment in private company equity securities	(100,000)	—	—
Net cash provided by investing activities	2,259,557	2,676,092	1,829,962
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	214,753	3,795,655	(1,541,903)
Repayments of finance lease liabilities	(2,219)	(5,584)	(12,826)
Repayments under equipment notes payable	—	—	(991)
Borrowings under secured lines of credit	3,050,000	1,675,000	1,000,000
Repayments under secured lines of credit	(2,350,000)	(1,925,000)	(1,000,000)
Borrowings against investment securities	350,310	369,777	166,067
Repayments of borrowings against investment securities	(353,460)	(372,946)	(173,598)
Proceeds from issuance of senior notes	1,000,000	800,000	—
Discount and direct issuance cost of senior notes	(8,399)	(6,958)	—
Repayments of senior notes	(800,000)	—	—
Dividends paid to Class A common stockholders	(78,596)	(39,734)	(37,244)
Member distributions paid to SFS Corp.	(637,999)	(714,027)	(600,828)
Other financing activities	(365)	(909)	(1,313)
Net cash provided by (used in) financing activities	384,025	3,575,274	(2,202,636)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,975)	9,871	(207,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	507,339	497,468	704,898
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$503,364	$507,339	$497,468
SUPPLEMENTAL INFORMATION
Cash paid for interest	$496,248	$476,988	$341,090
Cash paid (received) for taxes	914	2,984	(56)

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
As part of our structure, SFS Corp. holds Holdings LLC Class B Common Units and an equal number of shares of Class D common stock (each, a “Paired Interest"). Each Paired Interest may be exchanged at any time by SFS Corp. into, at the option of the Company, either, (a) cash or (b) one share of the Company’s Class B common stock (an "Exchange Transaction"). Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 13 - Non-Controlling Interest for further information.
In addition to the Paired Interests that SFS Corp. received in connection with its 2021 acquisition, SFS Corp. was entitled to receive 22,690,421 additional Paired Interests to the extent that the volume weighted average per share price of the Company's Class A common stock over any 10 trading days within any 30 trading day period is greater than or equal to each of the following stock price targets prior to January 21, 2026: $13.00, $15.00, $17.00 and $19.00 per share (total of approximately 90.8 million additional Paired Interests). The Company accounted for the potential earn-out shares as a component of stockholders' equity in accordance with applicable U.S. GAAP. See Note 20 - Earnings Per Share for further information. The applicable stock price targets were not achieved during the earn-out period and, therefore, SFS Corp.'s contingent right to receive these additional Paired Interests expired on January 21, 2026.
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
The Company generates revenue from the following three components of the loan origination business: (i) loan production income, (ii) loan servicing income, and (iii) interest income. A majority of the loan production income from mortgage loan originations are recognized when the loan is originated which is the primary revenue recognition event as the loans are recorded at fair value at that time.

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
Mortgage Servicing Rights and Revenue Recognition
When a loan is sold the Company typically retains the MSRs. Specifically, the Company retains the right and obligation to service the loan and receives a fee for collecting payments and transmitting collected payments to the purchasers of the loan. At the date the loan is sold with servicing retained, the fair value of the MSR is capitalized and recognized within loan production income. MSRs are initially recorded at estimated fair value. To determine the fair value of the servicing right created, the Company uses third party estimates of fair value at the time of initial recognition. Changes in fair value of MSRs are reported as a component of "Other gains (losses), net" within the consolidated statements of operations.
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
Derivatives
Derivatives are recognized as assets or liabilities on the consolidated balance sheets and measured at fair value with changes in fair value recorded within the consolidated statements of operations in the period in which they occur. The Company enters into derivative instruments to reduce its risk exposure to fluctuations in interest rates. The Company accounts for derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting. IRLCs on mortgage loans to be originated or purchased which are intended to be sold are considered to be derivatives with changes in fair value recorded in the consolidated statements of operations as part of loan production income. Fair value is estimated primarily based on relative changes in interest rates for the underlying mortgages to be originated or purchased. Fair value estimates also take into account the probability that loan commitments may not be exercised by customers. The Company uses forward mortgage backed security contracts, which are known as FLSCs, to economically hedge the pipeline of IRLCs and loans at fair value. The Company occasionally enters into other interest rate derivatives as part of its overall interest rate mitigation strategy for MSRs. These other interest rate derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations as a component of "Other gains (losses), net." See Note 3 – Derivatives for further information.
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
Public and Private Warrants
As of December 31, 2025, the Company had 10,624,987 warrants outstanding which were issued to third-party investors (the "Public Warrants") and 5,250,000 warrants outstanding which were issued in a private sale (the "Private Warrants"), in connection with its IPO. Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The outstanding Public and Private Warrants had a nominal value as of December 31, 2025, and all unexercised Public and Private Warrants expired on January 21, 2026.
Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 40,581,024 shares remained available for issuance under the 2020 Plan as of December 31, 2025.
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
Advertising and Marketing
Advertising and marketing is expensed as incurred and amounted to $34.1 million, $31.7 million and $28.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in "Marketing, travel, and entertainment expenses" in the consolidated statements of operations.
Escrow and Fiduciary Funds
The Company maintains segregated bank accounts in trust for escrow and investor balances for mortgagors with third-party financial institutions. The balances of these accounts for escrows amounted to $1.3 billion and $1.4 billion at December 31, 2025 and December 31, 2024, respectively, and the balances of these accounts for investor funds amounted to $2.1 billion and $1.0 billion as of December 31, 2025 and December 31, 2024, respectively, and are excluded from the consolidated balance sheets.

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
Pending Acquisition
On December 17, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UWM Acquisitions 1, LLC (“Merger Sub”) and Two Harbors Investment Corp., a Maryland corporation (“Two Harbors”) pursuant to which Two Harbors will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, (i) Two Harbors common stockholders will receive 2.3328 shares of Class A common stock for each share of Two Harbors common stock and cash payable in lieu of fractional shares, (ii) each share of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Two Harbors will be converted into the right to receive one share of 8.125% Series A Cumulative Redeemable Preferred Stock of UWMC, (iii) each share of 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, of Two Harbors will be converted into the right to receive one share of 7.625% Series B Cumulative Redeemable Preferred Stock of UWMC and (iv) each share of 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of Two Harbors will be converted into the right to receive one share of 7.25% Series C Cumulative Redeemable Preferred Stock of UWMC. The Company anticipates the transaction will close in the second quarter of 2026, subject to approval of Two Harbor’s stockholders and the satisfaction of other closing conditions, including customary regulatory approvals.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this standard on a retrospective basis beginning with the fiscal year ending December 31, 2025. The new disclosure requirements did not materially impact the Company's condensed consolidated financial statement disclosures. See Note 18 – Income Taxes for further information.

Accounting Standards Issued but Not Yet Effective
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the consolidated financial statements. The ASU may be applied either prospectively or retrospectively for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impacts of the guidance in this ASU and will include the required disclosures in its consolidated financial statements once adopted.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the consideration of project development stages and clarifies the threshold to begin capitalizing costs. The ASU may be applied either prospectively or retrospectively for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impacts of the guidance in this ASU.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the consistency of interim financial reporting requirements and introduces a new requirement to disclose material events occurring after the end of the most recent annual reporting period. The ASU may be applied either prospectively or retrospectively for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impacts of the guidance in this ASU and will include the required disclosures in its interim consolidated financial statements once adopted.
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

(In thousands)	December 31, 2025	December 31, 2024
Mortgage loans, unpaid principal balance	$9,735,186	$9,450,137
Premiums paid on mortgage loans	121,140	88,202
Fair value adjustment	76,403	(21,802)
Mortgage loans at fair value	$9,932,729	$9,516,537
NOTE 3 – DERIVATIVES
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 78% and 80% as of December 31, 2025 and December 31, 2024, respectively. The Company primarily uses FLSCs to economically hedge its pipeline of IRLCs and mortgage loans at fair value. From time to time, the Company enters into other interest rate derivatives as part of its overall interest rate risk mitigation strategy. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the consolidated statements of operations within the "Gain (loss) on other interest rate derivatives" line item in the "Other gains (losses), net" section. There were no other interest rate derivatives outstanding as of December 31, 2025 or December 31, 2024.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	December 31, 2025				December 31, 2024
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$27,780	$6,475	$12,221,203	(a)	$6,729	$33,685	$7,669,392	(a)
FLSCs	9,787	20,099	16,964,025		93,235	2,280	14,842,453
Total	$37,567	$26,574			$99,964	$35,965
(a)Notional amounts have been adjusted for pullthrough rates of 78% and 80% as of December 31, 2025 and December 31, 2024, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	December 31, 2025	December 31, 2024
Servicing advances	$177,281	$148,953
Servicing fees	136,780	159,282
Receivables from sales of servicing	128,223	32,582
Margin deposits	51,103	25,520
Origination receivables	28,079	27,527
Derivative settlements receivable	7,918	22,377
Other receivables	2,018	5,590
Provision for current expected credit losses	(4,708)	(3,876)
Total accounts receivable, net	$526,694	$417,955
The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized on the consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company's MSRs are measured at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. The model includes estimates of prepayment speeds, discount rates, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various external sources.
The unpaid principal balance of mortgage loans serviced for others approximated $240.8 billion and $242.4 billion at December 31, 2025 and December 31, 2024, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the year ended December 31, 2025, 2024, and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Fair value, beginning of period	$3,969,881	$4,026,136	$4,453,261
Capitalization of MSRs	3,647,451	2,931,543	2,269,378
MSR and excess servicing sales	(2,576,606)	(2,761,564)	(1,881,683)
Changes in fair value:
Due to changes in valuation inputs and assumptions	(436,089)	295,197	(330,031)
Due to collection/realization of cash flows and other	(530,856)	(521,431)	(484,789)
Fair value, end of period	$4,073,781	$3,969,881	$4,026,136
The following is a summary of the components of the total change in fair value of MSRs as reported in the consolidated statements of operations (in thousands):

	For the year ended December 31,
	2025	2024	2023
Changes in fair value:
Due to changes in valuation inputs and assumptions, net	$(435,267)	$295,197	$(330,031)
Due to collection/realization of cash flows and other	(530,856)	(521,431)	(484,789)
Net reserves and transaction costs on sales of servicing rights	(89,325)	(68,765)	(39,328)
Changes in fair value of mortgage servicing rights	$(1,055,448)	$(294,999)	$(854,148)
During the years ended December 31, 2025, 2024, and 2023, the Company sold MSRs on loans with an aggregate UPB of approximately $122.7 billion, $160.9 billion and $99.2 billion, respectively, for proceeds of approximately $2.1 billion, $2.3 billion and $1.3 billion, respectively. In addition, during the years ended December 31, 2025, 2024, and 2023, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $60.7 billion, $57.3 billion and $94.9 billion, respectively, for proceeds of approximately $532.0 million, $427.7 million and $588.6 million during the years ended December 31, 2025, 2024, and 2023, respectively. In connection with these sales, the Company recorded approximately $89.3 million, $68.8 million and $39.3 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Contractual servicing fees	$708,518	$621,325	$803,750
Late, ancillary and other fees	16,223	15,340	14,953
Loan servicing income	$724,741	$636,665	$818,703
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Range			Weighted Average	Range			Weighted Average
Discount rates	7.8%	—	13.7%	9.4%	9.3%	—	16.0%	10.9%
Annual prepayment speeds	5.4%	—	22.1%	10.3%	4.6%	—	20.9%	8.3%
Cost of servicing	$74	—	$149	$87	$74	—	$124	$85
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Discount rate:
+ 10% adverse change – effect on value	$(149,409)	$(157,809)
+ 20% adverse change – effect on value	(286,410)	(302,071)
Prepayment speeds:
+ 10% adverse change – effect on value	$(168,559)	$(116,920)
+ 20% adverse change – effect on value	(323,246)	(226,205)
Cost of servicing:
+ 10% adverse change – effect on value	$(25,173)	$(28,352)
+ 20% adverse change – effect on value	(49,316)	(56,703)
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
NOTE 6 - PREMISES AND EQUIPMENT, NET
Premises and equipment are recorded at cost and depreciated or amortized using the straight line method over the estimated useful lives of the assets, which primarily range from 3 to 10 years for office furniture, equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. The following is a summary of premises and equipment, net (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$168,195	$164,152
Software, including internally-developed	93,391	64,880
Furniture and equipment	65,116	56,813
Projects in process	31,055	6,087
Accumulated depreciation and amortization	(177,559)	(145,733)
Premises and equipment, net	$180,199	$146,199
NOTE 7 – LEASES
Lease Right-of-Use Assets and Liabilities
The Company has operating and finance lease arrangements related to its facilities, furniture and fixtures, and information technology equipment. A substantial portion of the Company’s lease arrangements are with related party entities. See Note 17 - Related Party Transactions for further information.
The Company’s operating lease agreements have remaining terms ranging from approximately one year to twelve years. Certain lease agreements have renewal options. The components of operating lease expense are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating Lease Cost:
Related party lease expense	$12,560	$12,175	$11,834
Variable lease expense	5,827	9,158	10,795
Third party lease expense	533	446	446
Total lease expense	$18,920	$21,779	$23,075
The Company’s financing lease agreements have remaining terms ranging from approximately three years to ten years. The components of finance lease expense are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Financing Lease Cost:
Total interest expense	$858	$998	$1,319
Related party interest expense	843	905	959
Total amortization expense	2,538	5,918	13,107
Related party amortization expense	2,065	2,065	2,065

    Supplemental cash flow information related to leases is as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$13,457	$12,873	$12,873
Cash paid for amounts included in the measurement of finance lease liabilities – financing and operating cash flows	3,075	6,581	14,146
Operating lease right-of-use assets obtained in exchange for operating leases liabilities	6,722	—	—
Financing lease right-of-use assets obtained in exchange for finance lease liabilities	592	—	—
There were no right-of-use assets obtained in exchange for operating or financing lease liabilities during the years ended December 31, 2024 and 2023.
Supplemental balance sheet information related to leases is as follows:

	December 31, 2025	December 31, 2024
Operating Leases:
Weighted average lease term	10.7 years	11.7 years
Weighted average discount rate	7.4%	7.4%
Finance Leases:
Weighted average lease term	9.8 years	10.7 years
Weighted average discount rate	3.6%	3.6%
The maturities of the Company's operating and finance lease liabilities as of December 31, 2025 are summarized below (in thousands):

	As of December 31, 2025
	Operating Lease Liabilities	Financing Lease Liabilities
2026	$13,991	$2,878
2027	13,857	2,880
2028	13,148	2,862
2029	13,148	2,667
2030	13,295	2,667
Thereafter	77,549	13,938
Total lease payments	144,988	27,892
Less imputed interest	(44,392)	(4,424)
Total	$100,596	$23,468

NOTE 8 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of December 31, 2025 and December 31, 2024 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of December 31, 2025	Total Advanced Against Line as of December 31, 2024

Master Repurchase Agreement ("MRA") Funding Limits as of December 31, 2025:
$500 Million	2/29/2012	5/15/2026	$396,734	$490,509
$500 Million	10/30/2020	6/26/2026	123,379	150,459
$2.0 Billion	7/24/2020	8/27/2026	1,319,244	1,113,979
$2.0 Billion	7/10/2012	9/29/2026	898,190	1,034,474
$750 Million	4/23/2021	10/08/2026	167,375	347,117
$325 Million	2/26/2016	12/17/2026	288,777	283,583
$4.5 Billion	5/9/2019	11/26/2027	2,807,107	2,146,009
$1.5 Billion	2/7/2025	2/5/2027	827,941	—
$3.0 Billion	12/31/2014	2/17/2027	1,353,618	2,123,381
$1.0 Billion	3/7/2019	2/19/2027	709,683	705,330
Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	23,388
$750 Million (EF - see below)		No expiration	20,448	279,515
			8,912,496	8,697,744
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of December 31, 2025.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.15% to 1.75% for substantially all of our loan production volume as of December 31, 2025 and 1.35% to 1.95% as of December 31, 2024.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of December 31, 2025, no amount was outstanding through the ASAP+ program and $20.4 million was outstanding through the EF program.
As of December 31, 2025, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of December 31, 2025.
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

On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of December 31, 2025, the Company was in compliance with all applicable covenants under the Conventional MSR Facility. As of December 31, 2025, $900.0 million was outstanding under the Conventional MSR Facility and as of December 31, 2024, $250.0 million was outstanding under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of December 31, 2025, the Company was in compliance with all applicable covenants. The draw period for the Ginnie Mae MSR Facility ends on March 20, 2026, and the facility has a maturity date of March 20, 2027. As of December 31, 2025, $300.0 million was outstanding under the Ginnie Mae MSR Facility and as of December 31, 2024, $250.0 million was outstanding under the Ginnie Mae MSR Facility. Subsequent to December 31, 2025, the uncommitted borrowing capacity of the Ginnie Mae MSR facility was increased by $300.0 million, resulting in a total of $800.0 million of uncommitted borrowing capacity.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.82%, 8.28%, and 8.80% for the years ended December 31, 2025, 2024, and 2023, respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the consolidated balance sheets.
NOTE 9 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			December 31, 2025		December 31, 2024
Facility Type	Maturity Date	Stated Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2025 Senior notes(1)	11/15/2025	5.500%	$—	$—	$798,084	$800,000
2027 Senior notes(2)	06/15/2027	5.750%	498,736	500,000	497,870	500,000
2029 Senior notes(3)	04/15/2029	5.500%	697,120	700,000	696,245	700,000
2030 Senior notes(4)	02/01/2030	6.625%	794,324	800,000	793,127	800,000
2031 Senior notes(5)	03/15/2031	6.250%	991,795	1,000,000	—	—
Total senior notes			$2,981,975	$3,000,000	$2,785,326	$2,800,000

Weighted average effective interest rate			6.25%		6.05%

(1) Carrying amount includes $1.9 million of unamortized debt issuance costs and discounts as of December 31, 2024.
(2) Carrying amount includes $1.3 million and $2.1 million of unamortized debt issuance costs and discounts as of December 31, 2025 and December 31, 2024, respectively.
(3) Carrying amount includes $2.9 million and $3.8 million of unamortized debt issuance costs and discounts as of December 31, 2025 and December 31, 2024, respectively.
(4) Carrying amount includes $5.7 million and $6.9 million of unamortized debt issuance costs and discounts as of December 31, 2025 and December 31, 2024, respectively.
(5) Carrying amount includes $8.2 million of unamortized debt issuance costs and discounts as of December 31, 2025.

2025 Senior Notes
On November 3, 2020, the Company's consolidated subsidiary, UWM, issued $800.0 million in aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were repaid at maturity in November 2025.
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

2030 Senior Notes

On December 10, 2024, the Company's consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by its wholly owned subsidiary, UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year, commencing on August 1, 2025.

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

2031 Senior Notes

On September 9, 2025, the Company's consolidated subsidiary, Holdings LLC, issued $1.0 billion in aggregate principal amount of senior unsecured notes due March 15, 2031, which are guaranteed by its wholly owned subsidiary, UWM (the "2031 Senior Notes"). The 2031 Senior Notes accrue interest at a rate of 6.250% per annum. Interest on the 2031 Senior Notes is due semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026.

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

The indentures governing the 2027, 2029, 2030, and 2031 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of December 31, 2025.

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
In September 2025, UWM entered into Amendment No. 1 to the Revolving Credit Agreement with SFS Corp. which, among other things, (i) restricts UWM from making any payment to SFS Corp. upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and (ii) restricts SFS Corp. from pursuing certain remedies until all outstanding amounts due under any of the senior notes has been paid upon the occurrence of any event of default under any of the indentures governing the senior notes. All other material terms of the Revolving Credit Agreement remain unchanged.
The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of December 31, 2025. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2025 or December 31, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "Loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $207.4 million, $234.4 million and $259.0 million in UPB of loans during the years ended December 31, 2025, 2024, and 2023, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the year ended December 31,
	2025	2024	2023
Balance, beginning of period	$87,647	$62,865	$60,495
Additions	35,289	43,437	49,676
Loss realized, net of adjustments	(20,659)	(18,655)	(47,306)
Balance, end of period	$102,277	$87,647	$62,865
Commitments to Originate Loans
As of December 31, 2025, the Company had agreed to extend credit to potential borrowers for approximately $20.4 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.

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

NOTE 11 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	December 31, 2025	December 31, 2024
TRA liability	$196,923	$78,519
Servicing fees payable	114,289	95,621
Representations and warranties reserve	102,277	87,647
Accrued compensation and benefits	90,277	90,964
Accrued interest and bank fees	70,896	41,851
Other accounts payable	51,732	37,352
Investor payables	31,478	24,883
Other accrued expenses	27,456	36,773
Derivative settlements payable	17,106	13,622
Deferred tax liability	5,080	4,210
Margin call payable	276	66,551
Public and Private Warrants	—	2,743
Total accounts payable, accrued expenses and other	$707,790	$580,736

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the years ended December 31, 2025, 2024 and 2023.
Historically, UWM has sold some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the consolidated balance sheet as of December 31, 2025 and December 31, 2024. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately enters into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of December 31, 2025, $98.4 million of the $100.5 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $87.5 million with remaining maturities ranging from approximately one to three months as of December 31, 2025, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 13 – NON-CONTROLLING INTEREST
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	December 31, 2025		December 31, 2024
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	268,415,480	16.8%	157,940,987	9.9%
SFS Corp. ownership of Class B Common Units	1,331,482,620	83.2%	1,440,332,098	90.1%
Balance at end of period	1,599,898,100	100.0%	1,598,273,085	100.0%
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
During the year ended December 31, 2025, the Company issued 1,625,015 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 108,849,478 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the consolidated statement of changes in equity. Refer to Note 18 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to maintain certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of December 31, 2025, the most restrictive of these requirements require UWM to maintain a minimum net worth of $764.2 million, minimum liquidity of $351.7 million, and minimum capital and risk-based capital ratios of 6%. As of December 31, 2025, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

NOTE 15 – EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) plan covering substantially all team members. Team members can make elective contributions to the plan as allowed by the Internal Revenue Service and plan limitations. The Company makes discretionary matching contributions of 50% of the first 3% of team members’ contributions to the plan, up to an annual maximum of approximately $2,500 per team member. Matching contributions to the plan totaled approximately $8.0 million, $6.4 million and $5.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in salaries, commissions and benefits expense in the consolidated statements of operations.
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2025 or December 31, 2024.

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

MSRs: The fair value of MSRs is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. The model includes estimates of prepayment speeds, discount rates, cost to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various sources. These fair value measurements are classified as Level 3.

Public and Private Warrants: The fair value of Public Warrants is based on quoted prices in active markets and therefore categorized as Level 1. The fair value of the Private Warrants is based on observable market data and therefore categorized as Level 2. All remaining unexercised Public and Private Warrants expired on January 21, 2026.
Financial Instruments - Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,932,729	$—	$9,932,729
IRLCs	—	—	27,780	27,780
FLSCs	—	9,787	—	9,787
Investment securities at fair value, pledged	—	100,512	—	100,512
Mortgage servicing rights	—	—	4,073,781	4,073,781
Total assets	$—	$10,043,028	$4,101,561	$14,144,589
Liabilities:
IRLCs	$—	$—	$6,475	$6,475
FLSCs	—	20,099	—	20,099
Public and Private Warrants	—	—	—	—
Total liabilities	$—	$20,099	$6,475	$26,574

	December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,516,537	$—	$9,516,537
IRLCs	—	—	6,729	6,729
FLSCs	—	93,235	—	93,235
Investment securities at fair value, pledged	—	103,013	—	103,013
Mortgage servicing rights	—	—	3,969,881	3,969,881
Total assets	$—	$9,712,785	$3,976,610	$13,689,395
Liabilities:
IRLCs	$—	$—	$33,685	$33,685
FLSCs	—	2,280	—	2,280
Public and Private warrants	2,178	565	—	2,743
Total liabilities	$2,178	$2,845	$33,685	$38,708
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	December 31, 2025	December 31, 2024
Pullthrough rate (weighted avg.)	78%	80%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the year ended December 31, 2025.

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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2025 Senior Notes, due 11/15/25	$—	$—	$798,084	$797,080
2027 Senior Notes, due 6/15/27	498,736	502,120	497,870	494,080
2029 Senior Notes, due 4/15/29	697,120	695,205	696,245	675,206
2030 Senior Notes, due 2/1/30	794,324	810,040	793,127	795,408
2031 Senior Notes, due 3/15/31	991,795	998,580	—	—
Total senior notes	$2,981,975	$3,005,945	$2,785,326	$2,761,774
The fair value of the 2025, 2027, 2029, 2030, and 2031 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of December 31, 2025 and December 31, 2024, respectively.

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
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company; and
•The Company entered into a ten year, approximate $115 million naming rights and sponsorship agreement with entities controlled by the Company’s CEO for stadium naming rights and various other marketing and promotional benefits associated with the Company's consumer facing brand, Mortgage Matchup. While the agreement has a ten year term, it is terminable by either party for any reason after two years.

The Company made net payments to various companies related through common ownership as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Rent and other occupancy related fees, net	$20,831	$19,517	$19,968
Naming rights and sponsorship agreement fees	11,053	—	—
Legal fees	600	600	600
Other expenses	438	240	623
Total related party net payments	$32,921	$20,357	$21,191
The Company also made payments of $0.8 million, $0.2 million and $0.4 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the years ended December 31, 2025, 2024, and 2023, respectively.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of December 31, 2025 or December 31, 2024. Refer to Note 9 - Other Borrowings for further details.

NOTE 18 – INCOME TAXES
Income Tax Provision (Benefit)
Earnings (loss) before income taxes of the Company are related to operations within the United States, and no component of the Company's earnings are related to foreign operations. The following table details the Company's provision (benefit) for income taxes for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Current income tax expense:
Federal	$—	$2	$31
State	121	1,242	64
Total current income tax expense	121	1,244	95
Deferred income tax expense (benefit):
Federal	5,421	734	(4,798)
State	1,331	4,604	(1,808)
Total deferred income tax expense (benefit)	6,752	5,338	(6,606)
Total provision (benefit) for income taxes	$6,873	$6,582	$(6,511)
The following table provides a reconciliation of the statutory federal income tax expense (benefit) to the income tax expense (benefit) from continuing operations:

	For the year ended December 31,
(in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at the federal statutory rate	$52,688	21.0%	$70,551	21.0%	$(16,022)	21.0%
State and local income taxes, net of federal income tax effect (a)	1,360	0.5	5,746	1.7	(1,302)	1.7
Nontaxable or nondeductible items	228	0.1	(1,209)	(0.4)	1,113	(1.5)
Other adjustments
Income (loss) attributable to non-controlling interest	(45,709)	(18.2)	(67,205)	(20.0)	11,876	(15.6)
Partnership allocations	(1,049)	(0.4)	(1,006)	(0.3)	(2,036)	2.7
Other	(645)	(0.3)%	(295)	(0.1)%	(140)	0.2%
Total income tax expense (benefit)	$6,873	2.7%	$6,582	1.9%	$(6,511)	8.5%
(a) State income taxes in California, Michigan, and New York made up the majority (greater than 50%) of the tax effect in this category.
The Company’s income tax expense (benefit) varies from the expense (benefit) that would be expected based on statutory rates due primarily to its legal entity structure. UWM and Holdings LLC are treated as pass-through entities for federal and most state and local income tax jurisdictions, while UWMC is treated as a taxable corporation. As such, UWM and Holdings LLC are generally not subject to federal or most state and local incomes taxes, while UWMC is subject to tax on its allocable share of the taxable income or loss generated by these entities.
Deferred Tax Assets and Liabilities
The following table details the components of temporary differences that give rise to deferred tax assets and liabilities:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Investment in partnership	$35,631	$—
Net operating losses	35,266	20,365
Tax receivable agreement - imputed interest	12,111	4,213
Other	5,694	1,768
Gross deferred tax assets	88,702	26,346
Valuation allowance	(83)	(26)
Total deferred tax assets, net of valuation allowance	88,619	26,320
Deferred tax liabilities:
Investment in partnership	—	(13,722)
Other	(7,213)	(4,810)
Total deferred tax liabilities	(7,213)	(18,532)
Net deferred tax assets (liabilities)	$81,406	$7,788
As of December 31, 2025, the Company had tax-effected federal net operating loss carryforwards of $32.4 million and state and local net operating loss carryforwards of $2.8 million. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2031. The federal net operating loss carryforwards can be carried forward indefinitely.
Income Taxes Paid or Refunded
The following table details the Company’s income taxes paid (net of refunds) for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Federal	$—	$1,300	$(118)
State (a)	914	1,684	62
Total income taxes paid (net of refunds)	$914	$2,984	$(56)
(a) Income taxes paid (net of refunds) within the separate state jurisdictions in which the Company made payments (or received refunds) either did not exceed 5% of total income taxes paid (net of refunds) or were immaterial.

Other
The Company had no unrecognized tax benefits, and as such no interest or penalties were recognized in income tax expense. As of December 31, 2025, tax years 2022 and forward are subject to examination by the tax authorities in federal and state jurisdictions, with certain exceptions for state jurisdictions with longer statute of limitation periods.
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

During 2025, as a result of Exchange Transactions, the Company acquired 108,849,478 units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which was immediately converted into shares of Class A common stock. This resulted in a net increase in the Company’s net deferred tax assets in the amount of $80.4 million, and an increase in the TRA liability in the amount of $115.4 million. The offsetting amount was recorded as an adjustment to equity. During 2024, as a result of Exchange Transactions, the Company acquired 61,737,689 units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which was immediately converted into shares of Class A common stock. This resulted in a net decrease in the Company’s net deferred tax liability in the amount of $42.1 million, and an increase in the TRA liability in the amount of $63.0 million. The offsetting amount was recorded as an adjustment to equity.
As of December 31, 2025 and December 31, 2024, the Company had recognized a liability arising from the TRA of $196.9 million and $78.5 million, respectively. Payments in the amount of $0.2 million were made to SFS Corp. pursuant to the TRA during the year ended December 31, 2025. No payments were made to SFS Corp. pursuant to the TRA during the year ended December 31, 2024.

NOTE 19 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the years ended December 31, 2025, 2024 and 2023:

	For the year ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	19,997,692	$6.68	7,867,321	$5.89	4,005,801	$5.30
Granted [1]	17,018,349	4.01	15,805,320	6.90	5,668,639	6.26
Vested	(1,684,223)	5.51	(2,685,345)	5.73	(1,358,083)	6.07
Forfeited	(2,610,466)	5.33	(989,604)	6.55	(449,036)	4.77
Unvested - end of period	32,721,352	$5.46	19,997,692	$6.68	7,867,321	$5.89

[1] The RSUs granted during the year ended December 31, 2025 had vesting terms ranging from immediate to 4 years from the grant date.
Stock-based compensation expense recognized for the years ended December 31, 2025, 2024, and 2023 was $50.3 million, $24.6 million, and $13.8 million, respectively. As of December 31, 2025, there was $123.9 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 3.3 years.

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
Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income attributable to UWM Holdings Corporation by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock outstanding, adjusted to give effect to potentially dilutive securities. See Note 13, Non-Controlling Interest for a description of the Paired Interests. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure.
There was no Class B common stock outstanding as of December 31, 2025 or December 31, 2024.

The following table sets forth the calculation of basic and diluted earnings per share for the periods ended December 31, 2025, 2024, and 2023 (in thousands, except shares and per share amounts):

	For the year ended December 31,
	2025	2024	2023
Net income (loss)	$244,023	$329,375	$(69,782)
Net income (loss) attributable to non-controlling interest	216,643	314,971	(56,552)
Net income (loss) attributable to UWMC	27,380	14,404	(13,230)
Numerator:
Net income (loss) attributable to Class A common shareholders	$27,380	$14,404	$(13,230)
Net income (loss) attributable to Class A common shareholders - diluted	$194,310	$14,404	$(13,230)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	211,407,534	111,374,469	93,245,373
Weighted average shares of Class A common stock outstanding - diluted	1,599,179,891	111,374,469	93,245,373
Earnings (loss) per share of Class A common stock outstanding - basic	$0.13	$0.13	$(0.14)
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.12	$0.13	$(0.14)
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive for the year ended December 31, 2025, and anti-dilutive for the years ended December 31, 2024 and 2023. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the years ended December 31, 2025, 2024, and 2023. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. Unvested RSUs have been considered in the calculations of diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 21 – SUBSEQUENT EVENTS
Subsequent to December 31, 2025, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on April 9, 2026 to stockholders of record at the close of business on March 19, 2026. Additionally, the Board approved a proportional distribution to SFS Corp. which is payable on or around April 9, 2026.
Subsequent to December 31, 2025, as a result of Exchange Transactions, the Company acquired from SFS Corp. 26.4 million Class A common units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which were immediately converted into shares of Class A common stock. The Exchange Transactions and the subsequent sale of the Class A Common Stock by SFS Corp were pursuant to SFS Corp.’s previously announced 10b5-1 plans, adopted by SFS Corp. on March 17, 2025 and September 16, 2025.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, as of December 31, 2025 we assert that we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

For the three months ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

The following table summarizes information as of December 31, 2025 concerning our shares of Class A common stock authorized for issuance under our equity incentive plan.

	Equity Compensation Plan Information
	As of December 31, 2025
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2020 Plan (2)	$32,721,352	$—	$40,581,024
Equity compensation plans not approved by security holders	—	—	—
Total	$32,721,352	$—	$40,581,024

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

Other information required by this Item 12 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year end covered by this Annual Report on Form 10-K.

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

2.3	Agreement and Plan of Merger, dated as December 17, 2025, by and among UWM Holdings Corporation., UWM Acquisitions 1, LLC, and Two Harbors Investment Corp.

3.1	Amended and Restated Certificate of Incorporation of UWM Holdings Corporation (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 25, 2021).

3.2	Amended and Restated Bylaws of UWM Holdings Corporation (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 25, 2021).

3.3	Second Amended and Restated Limited Liability Company Agreement of UWM Holdings, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021).

4.1
Indenture, dated November 3, 2020, by and between United Shore Financial Services, LLC and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

4.2	Form of 5.500% Senior Notes due 2025 (included in Exhibit 4.1) (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2021).

4.3	Specimen Class A common stock Certificate (incorporated by reference to the Company’s Form S-1 filed on December 5, 2019).

4.6	Description of Capital Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

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

10.16.1
Amendment No. 1 to the Revolving Credit Agreement, dated as of September 8, 2025, between United Wholesale Mortgage, LLC, as borrower, and SFS Holding Corp., as lender (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025).

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

10.20.1*#
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

10.22†	Form of 2024 UWM Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference from the Company's Annual Report of Form 10-K filed on February 26, 2025.)

10.23
Side Letter Agreement, dated as of September 8, 2025, between UWM Holdings, LLC and SFS Holding Corp. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025).

19	UWM Holdings Corporation Insider Trading Policy (incorporated by reference from the Company's Annual Report of Form 10-K filed on February 26, 2025.)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Current Report on Form 8-K filed on January 22, 2021).

23.1%	Consent of Deloitte & Touche LLP

31.1%	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2%	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1%	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	UWM Holdings Corporation Executive Officer Clawback Policy

101.0 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH%	XBRL Taxonomy Extension Schema Document.

101.CAL%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB%	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE%	XBRL Taxonomy Extension Presentation Linkbase Document

104.0%	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

%	Filed herewith.
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

UWM HOLDINGS CORPORATION

Date: February 25, 2026	By:	/s/ Mathew Ishbia
Mathew Ishbia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2026.

Name	Position	Date

/s/ Mathew Ishbia	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2026
Mathew Ishbia

/s/ Rami Hasani	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Rami Hasani

/s/ Stacey Coopes	Director	February 25, 2026
Stacey Coopes

/s/ Kelly Czubak	Director	February 25, 2026
Kelly Czubak

/s/ Alex Elezaj	Director	February 25, 2026
Alex Elezaj

/s/ Jeffrey A. Ishbia	Director	February 25, 2026
Jeffrey A. Ishbia

/s/ Justin Ishbia	Director	February 25, 2026
Justin Ishbia

/s/ Laura Lawson	Director	February 25, 2026
Laura Lawson

/s/ Isiah Thomas	Director	February 25, 2026
Isiah Thomas

/s/ Robert Verdun	Director	February 25, 2026
Robert Verdun

/s/ Melinda Wilner	Director	February 25, 2026
Melinda Wilner