Form 10-Q
period 2026-03-31
UWM Holdings Corp
filed 2026-05-11
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 8, 2026, the registrant had 339,225,520 shares of Class A common stock outstanding and 1,261,862,603 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents (includes restricted cash of $21.0 million and $16.0 million, respectively)	$423,996	$503,364
Mortgage loans at fair value	10,991,101	9,932,729
Derivative assets	124,490	37,567
Investment securities at fair value, pledged	98,491	100,512
Accounts receivable, net	1,271,014	526,694
Mortgage servicing rights	4,591,855	4,073,781
Premises and equipment, net	180,523	180,199
Operating lease right-of-use asset (includes $91.8 million and $93.4 million, respectively, with related parties)	92,616	94,310
Finance lease right-of-use asset, net (includes $20.2 million and $20.7 million, respectively, with related parties)	20,681	21,247
Loans eligible for repurchase from Ginnie Mae	1,124,020	1,133,359
Other assets	347,457	324,914
Total assets	$19,266,244	$16,928,676
Liabilities and equity
Warehouse lines of credit	$9,900,303	$8,912,496
Derivative liabilities	337,817	26,574
Secured lines of credit	2,000,000	1,200,000
Borrowings against investment securities	86,724	87,497
Accounts payable, accrued expenses and other	949,788	707,790
Accrued distributions and dividends payable	161,773	161,292
Senior notes	2,983,152	2,981,975
Operating lease liability (includes $98.0 million and $99.7 million, respectively, with related parties)	98,811	100,596
Finance lease liability (includes $22.4 million and $22.9 million, respectively, with related parties)	22,955	23,468
Loans eligible for repurchase from Ginnie Mae	1,124,020	1,133,359
Total liabilities	17,665,343	15,335,047
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of March 31, 2026 or December 31, 2025	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 312,883,751 and 268,415,480 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	31	27
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2026 or December 31, 2025	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of March 31, 2026 or December 31, 2025	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,287,482,620 and 1,331,482,620 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	129	133
Additional paid-in capital	12,593	9,910
Retained earnings	216,768	189,447
Non-controlling interest	1,371,380	1,394,112
Total equity	1,600,901	1,593,629
Total liabilities and equity	$19,266,244	$16,928,676

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Revenue
Loan production income	$554,572	$304,751
Loan servicing income	213,379	190,517
Interest income	133,476	118,102
Total revenue	901,427	613,370
Other gains (losses)
Change in fair value of mortgage servicing rights	(10,335)	(388,585)
Loss on other interest rate derivatives	(138,198)	—
Other gains (losses), net	(148,533)	(388,585)
Expenses
Salaries, commissions and benefits	224,554	192,800
Direct loan production costs	60,505	43,127
Marketing, travel, and entertainment	30,878	22,190
Depreciation and amortization	14,385	11,340
General and administrative	59,034	68,148
Servicing costs	43,067	30,434
Interest expense	140,765	120,410
Other expense (income)	2,206	(2,848)
Total expenses	575,394	485,601
Earnings (loss) before income taxes	177,500	(260,816)
Provision (benefit) for income taxes	7,126	(13,788)
Net income (loss)	170,374	(247,028)
Net income (loss) attributable to non-controlling interest	145,073	(233,349)
Net income (loss) attributable to UWM Holdings Corporation	$25,301	$(13,679)

Earnings (loss) per share of Class A common stock (see Note 17):
Basic	$0.09	$(0.08)
Diluted	$0.09	$(0.12)
Weighted average shares outstanding:
Basic	292,122,233	164,100,022
Diluted	1,600,064,853	1,598,383,240
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2025	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848
Net loss	—	—	—	—	—	(13,679)	(233,349)	(247,028)
Class A common stock dividends	—	—	—	—	—	(18,775)	—	(18,775)
Member distributions to SFS Corp.	—	—	—	—	—	—	(148,395)	(148,395)
Member contributions from SFS Corp.	—	—	—	—	—	—	—	—
Stock-based compensation	291,194	—	—	—	775	132	8,259	9,166
Re-measurement of non-controlling interest due to change in parent ownership and other	42,549,478	4	(42,549,478)	(4)	—	34,892	(48,359)	(13,467)
Balance, March 31, 2025	200,781,659	$20	1,397,782,620	$140	$4,298	$160,407	$1,470,484	$1,635,349

Balance, January 1, 2026	268,415,480	$27	1,331,482,620	$133	$9,910	$189,447	$1,394,112	$1,593,629
Net income	—	—	—	—	—	25,301	145,073	170,374
Class A common stock dividends	—	—	—	—	—	(31,364)	—	(31,364)
Member distributions to SFS Corp.	—	—	—	—	—	—	(129,106)	(129,106)
Stock-based compensation	468,271	—	—	—	2,672	—	12,517	15,189
Re-measurement of non-controlling interest due to change in parent ownership and other	44,000,000	4	(44,000,000)	(4)	11	33,384	(51,216)	(17,821)
Balance, March 31, 2026	312,883,751	$31	1,287,482,620	$129	$12,593	$216,768	$1,371,380	$1,600,901

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$170,374	$(247,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reserve for representations and warranties	5,575	10,376
Capitalization of mortgage servicing rights	(1,101,017)	(735,571)
Change in fair value of mortgage servicing rights	10,335	388,585
Depreciation & amortization	15,624	12,631
Stock-based compensation expense	13,162	8,310
Decrease (increase) in fair value of investment securities	303	(1,721)
Decrease in fair value of warrants liability	—	(685)
Decrease (increase) in:
Mortgage loans at fair value	(1,058,372)	1,114,326
Derivative assets	(86,923)	56,006
Other assets	(702,816)	(10,164)
Increase (decrease) in:
Derivative liabilities	311,242	(8,043)
Other liabilities	192,634	6,876
Net cash (used in) provided by operating activities	(2,229,879)	593,898
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment, and capitalization of internal-use software	(19,063)	(17,764)
Net proceeds from sale of mortgage servicing rights	542,626	941,403
Proceeds from principal payments on investment securities	1,718	1,752
Margin calls on borrowings against investment securities	(1,000)	3,000
Net cash provided by investing activities	524,281	928,391
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	987,807	(1,124,604)
Repayments of finance lease liabilities	(513)	(650)
Borrowings under secured lines of credit	2,050,000	225,000
Repayments under secured lines of credit	(1,250,000)	(475,000)
Borrowings against investment securities	86,724	88,775
Repayments of borrowings against investment securities	(87,497)	(90,646)
Dividends paid to Class A common stockholders	(26,842)	(15,794)
Member distributions paid to SFS Corp.	(133,148)	(151,347)
Other financing activities	(301)	(338)
Net cash provided by (used in) financing activities	1,626,230	(1,544,604)
DECREASE IN CASH AND CASH EQUIVALENTS	(79,368)	(22,315)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	503,364	507,339
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$423,996	$485,024
SUPPLEMENTAL INFORMATION
Cash paid for interest	$145,972	$84,784
Cash paid for taxes	39	58

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
The Company is organized in an “Up-C” structure in which United Wholesale Mortgage, LLC (“UWM”), a Michigan limited liability company (the operating subsidiary) is 100% owned directly by UWM Holdings, LLC (“Holdings LLC”), a Delaware limited liability company which is in turn owned by SFS Holding Corp. (“SFS Corp.”), a Michigan corporation and by the Company. Holdings LLC has two classes of equity, Class B Common Units, which are held solely by SFS Corp., and Class A Common Units, which are held solely by the Company. The Company is the manager of Holdings LLC and its only material direct asset consists of the Class A Common Units in Holdings LLC.
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
Operating Segment
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
The Company accounts for liabilities arising from the TRA as a loss contingency recorded within "Accounts payable, accrued expenses and other". Changes in the liability, other than those due to Exchange Transactions, are measured and recorded when estimated amounts due under the TRA are probable and can be reasonably estimated, and reported as part of "Other expense/(income)" in the condensed consolidated statements of operations. In any period in which the Company acquires additional units of Holdings LLC by means of an Exchange Transaction, the Company records the related adjustment to the TRA liability as an adjustment to equity. See Note 9 - Accounts Payable, Accrued Expenses and Other for further information.
Related Party Transactions
The Company enters into various transactions with related parties. See Note 14 – Related Party Transactions for further information.
Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 38,033,281 shares remained available for issuance under the 2020 Plan as of March 31, 2026.
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

(In thousands)	March 31, 2026	December 31, 2025
Mortgage loans, unpaid principal balance	$10,831,118	$9,735,186
Premiums paid on mortgage loans	122,551	121,140
Fair value adjustment	37,432	76,403
Mortgage loans at fair value	$10,991,101	$9,932,729
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 81% and 78% as of March 31, 2026 and December 31, 2025, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value. From time to time, the Company enters into other interest rate derivatives as part of its overall interest rate risk mitigation strategy. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within the "Gain (loss) on other interest rate derivatives" line item in the "Other gains (losses), net" section.

The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	March 31, 2026				December 31, 2025
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$16,456	$35,280	$11,530,889	(a)	$27,780	$6,475	$12,221,203	(a)
FLSCs	108,034	14,442	19,680,278		9,787	20,099	16,964,025
Other interest rate derivatives	—	288,095	27,500,000		—	—	—
Total	$124,490	$337,817			$37,567	$26,574
(a)Notional amounts have been adjusted for pullthrough rates of 81% and 78% as of March 31, 2026 and December 31, 2025, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	March 31, 2026	December 31, 2025
Margin deposits	$670,793	$51,103
Receivables from sales of servicing	159,487	128,223
Servicing advances	155,666	177,281
Servicing fees	132,091	136,780
Derivative settlements receivable	123,434	7,918
Origination receivables	30,535	28,079
Other receivables	3,481	2,018
Provision for current expected credit losses	(4,474)	(4,708)
Total accounts receivable, net	$1,271,014	$526,694
The Company periodically evaluates the carrying value of accounts receivable balances with delinquent receivables being written-off based on specific credit evaluations and circumstances of the debtor.
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized on the condensed consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company's MSRs are measured at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. The model includes estimates of prepayment speeds, discount rates, costs to service, float earnings, contractual servicing fee income, and ancillary income and late fees, among others. These estimates are supported by market and economic data collected from various external sources.
The unpaid principal balance of mortgage loans serviced for others approximated $229.5 billion and $240.8 billion at March 31, 2026 and December 31, 2025, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Fair value, beginning of period	$4,073,781	$3,969,881
Capitalization of MSRs	1,101,017	735,571
MSR and excess servicing sales	(604,323)	(1,010,124)
Changes in fair value:
Due to changes in valuation inputs and assumptions	247,897	(250,821)
Due to collection/realization of cash flows and other	(226,517)	(123,050)
Fair value, end of period	$4,591,855	$3,321,457
The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended March 31,
	2026	2025
Changes in fair value:
Due to changes in valuation inputs and assumptions, net	$247,897	$(250,821)
Due to collection/realization of cash flows and other	(226,517)	(123,050)
Net reserves and transaction costs on sales of servicing rights	(31,715)	(14,714)
Changes in fair value of mortgage servicing rights	$(10,335)	$(388,585)
During the three months ended March 31, 2026 and 2025, the Company sold MSRs on loans with an aggregate UPB of approximately $39.7 billion and $53.5 billion, respectively, for proceeds of approximately $604.0 million and $825.9 million, respectively. There were no excess servicing cash flow sales during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $19.9 billion for proceeds of approximately $184.6 million. In connection with these sales, the Company recorded approximately $31.7 million and $14.7 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Contractual servicing fees	$207,924	$186,232
Late, ancillary and other fees	5,455	4,285
Loan servicing income	$213,379	$190,517
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at March 31, 2026 and 2025:

	March 31, 2026				December 31, 2025
	Range			Weighted Average	Range			Weighted Average
Discount rates	7.6%	—	12.5%	9.1%	7.8%	—	13.7%	9.4%
Annual prepayment speeds	6.6%	—	17.6%	9.0%	5.4%	—	22.1%	10.3%
Cost of servicing	$74	—	$150	$86	$74	—	$149	$87

The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Discount rate:
+ 10% adverse change – effect on value	$(175,285)	$(149,409)
+ 20% adverse change – effect on value	(336,520)	(286,410)
Prepayment speeds:
+ 10% adverse change – effect on value	$(173,417)	$(168,559)
+ 20% adverse change – effect on value	(333,954)	(323,246)
Cost of servicing:
+ 10% adverse change – effect on value	$(26,047)	$(25,173)
+ 20% adverse change – effect on value	(51,415)	(49,316)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of March 31, 2026 and December 31, 2025 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2026	Total Advanced Against Line as of December 31, 2025

Master Repurchase Agreement ("MRA") Funding Limits as of March 31, 2026:
$500 Million	2/29/2012	5/15/2026	$211,718	$396,734
$500 Million	10/30/2020	6/26/2026	123,377	123,379
$2.0 Billion	7/24/2020	8/27/2026	1,233,511	1,319,244
$2.0 Billion	7/10/2012	9/29/2026	829,323	898,190
$750 Million	4/23/2021	10/08/2026	185,951	167,375
$325 Million	2/26/2016	12/17/2026	303,979	288,777
$1.5 Billion	2/7/2025	2/5/2027	970,121	827,941
$1.0 Billion	2/9/2026	2/9/2027	201,155	—
$3.0 Billion	12/31/2014	2/17/2027	1,664,568	1,353,618
$1.0 Billion	3/7/2019	2/19/2027	608,503	709,683
$3.5 Billion	5/9/2019	11/26/2027	3,402,576	2,807,107

Early Funding:
$600 Million (ASAP + - see below)		No expiration	46,814	—
$750 Million (EF - see below)		No expiration	118,707	20,448
			9,900,303	8,912,496
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of March 31, 2026.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.00% to 1.75% for substantially all of our loan production volume as of March 31, 2026 and 1.15% to 1.75% as of December 31, 2025.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2026, $46.8 million was outstanding through the ASAP+ program and $118.7 million was outstanding through the EF program.
As of March 31, 2026, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of March 31, 2026.
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
On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. All other material terms of these agreements remained the same. As of March 31, 2026, the Company was in compliance with all applicable covenants under the Conventional MSR Facility. As of March 31, 2026, $1.4 billion was outstanding under the Conventional MSR Facility and as of December 31, 2025, $900.0 million was outstanding under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2026, the Company was in compliance with all applicable covenants.
In March 2026, the Ginnie Mae MSR Facility was amended to increase the uncommitted borrowing capacity to $900.0 million. Pursuant to the amendment, the draw period for the Ginnie Mae MSR Facility was extended to March 20, 2028, and the facility maturity date was extended to March 20, 2029. As of March 31, 2026, $575.0 million was outstanding under the Ginnie Mae MSR Facility and as of December 31, 2025, $300.0 million was outstanding under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.20% and 7.32% for the three months ended March 31, 2026 and 2025, respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.

NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			March 31, 2026		December 31, 2025
Facility Type	Maturity Date	Stated Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2027 Senior notes(1)	06/15/2027	5.750%	$498,953	$500,000	$498,736	$500,000
2029 Senior notes(2)	04/15/2029	5.500%	697,339	700,000	697,120	700,000
2030 Senior notes(3)	02/01/2030	6.625%	794,672	800,000	794,324	800,000
2031 Senior notes(4)	03/15/2031	6.250%	992,188	1,000,000	991,795	1,000,000
Total senior notes			$2,983,152	$3,000,000	$2,981,975	$3,000,000

Weighted average effective interest rate			6.25%		6.25%

(1) Carrying amount includes $1.0 million and $1.3 million of unamortized debt issuance costs and discounts as of March 31, 2026 and December 31, 2025, respectively.
(2) Carrying amount includes $2.7 million and $2.9 million of unamortized debt issuance costs and discounts as of March 31, 2026 and December 31, 2025, respectively.
(3) Carrying amount includes $5.3 million and $5.7 million of unamortized debt issuance costs and discounts as of March 31, 2026 and December 31, 2025, respectively.
(4) Carrying amount includes $7.8 million and $8.2 million of unamortized debt issuance costs and discounts as of March 31, 2026 and December 31, 2025, respectively.
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

The indentures governing the 2027, 2029, 2030, and 2031 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of March 31, 2026.
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
In September 2025, UWM entered into Amendment No. 1 to the Revolving Credit Agreement with SFS Corp. which, among other things, subordinates amounts due under the Revolving Credit Agreement to amounts due under the outstanding senior notes including (i) restricting UWM from making any payment to SFS Corp, as lender, for amounts due under the Revolving Credit Agreement and (ii) restricting SFS Corp., as lender, from pursuing certain remedies, including acceleration, off-set or counterclaims, in each case upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and until such event of default is cured or waived. All other material terms of the Revolving Credit Agreement remain unchanged. The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of March 31, 2026. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2026 or December 31, 2025.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "Loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $49.5 million and $40.9 million in UPB of loans during the three months ended March 31, 2026 and 2025, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Balance, beginning of period	$102,277	$87,647
Additions	5,575	10,376
Loss realized, net of adjustments	544	(4,622)
Balance, end of period	$108,396	$93,401
Commitments to Originate Loans
As of March 31, 2026, the Company had agreed to extend credit to potential borrowers for approximately $20.9 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
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

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	March 31, 2026	December 31, 2025
TRA liability	$248,959	$196,923
Margin call payable	163,886	276
Representations and warranties reserve	108,396	102,277
Servicing fees payable	107,023	114,289
Accrued compensation and benefits	92,956	90,277
Other accrued expenses	68,506	27,456
Accrued interest and bank fees	64,662	70,896
Other accounts payable	47,249	51,732
Investor payables	36,817	31,478
Derivative settlements payable	5,994	17,106
Deferred tax liability	5,340	5,080
Total accounts payable, accrued expenses and other	$949,788	$707,790

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three months ended March 31, 2026 and 2025.
Historically, UWM has sold some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, the Company sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by the Company due to regulatory requirements. Retained beneficial interests consist of a 5% vertical interest in the assets of the securitization trusts, in order to comply with the risk retention requirements applicable to certain of the Company's securitization transactions. The Company has elected the fair value option for subsequently measuring the retained beneficial interests in the securitization trusts, and these investments are presented as “Investment securities at fair value, pledged” in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. Changes in the fair value of these retained beneficial interests are reported as part of "Other expense (income)" in the condensed consolidated statements of operations. The Company also retains the servicing rights on the securitized mortgage loans. The Company has accounted for these transactions as sales of financial assets.
The securitization trusts that purchase the mortgage loans from the Company and securitize those mortgage loans are VIEs, and the Company holds variable interests in certain of these entities. Because the Company does not have the obligation to absorb the VIEs’ losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the Company is not the primary beneficiary of these securitization trusts and is not required to consolidate these VIEs. The Company separately enters into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts, which have been accounted for as borrowings against investment securities. As of March 31, 2026, $96.5 million of the $98.5 million of investment securities at fair value have been pledged as collateral for these borrowings against investment securities. The outstanding principal balance of these borrowings was approximately $86.7 million with remaining maturities ranging from approximately one to three months as of March 31, 2026, and interest rates based on SOFR plus a spread. The Company's maximum exposure to loss in these non-consolidated VIEs is limited to the retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTEREST
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	March 31, 2026		December 31, 2025
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	312,883,751	19.6%	268,415,480	16.8%
SFS Corp. ownership of Class B Common Units	1,287,482,620	80.4%	1,331,482,620	83.2%
Balance at end of period	1,600,366,371	100.0%	1,599,898,100	100.0%
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
During the three months ended March 31, 2026, the Company issued 468,271 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 44,000,000 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the condensed consolidated statement of changes in equity. Refer to Note 15 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to maintain certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of March 31, 2026, the most restrictive of these requirements require UWM to maintain a minimum net worth of $733.3 million, minimum liquidity of $345.0 million, and minimum capital and risk-based capital ratios of 6%. As of March 31, 2026, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2026 or December 31, 2025.

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

Other interest rate derivatives: The Company has entered into other interest rate derivatives as part of its overall interest rate risk mitigation strategy. These financial instruments are generally comprised of interest rate swap futures, treasury futures, and forward loan purchase commitments. The interest rate swap and treasury futures are valued based on quoted prices in an active market and are therefore categorized as Level 1. The forward loan purchase commitments are valued based on observable market data and therefore categorized as Level 2. None of these other financial instruments were outstanding as of December 31, 2025.

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

	March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$10,991,101	$—	$10,991,101
IRLCs	—	—	16,456	16,456
FLSCs	—	108,034	—	108,034
Investment securities at fair value, pledged	—	98,491	—	98,491
Mortgage servicing rights	—	—	4,591,855	4,591,855
Total assets	$—	$11,197,626	$4,608,311	$15,805,937
Liabilities:
IRLCs	$—	$—	$35,280	$35,280
FLSCs	—	14,442	—	14,442
Other interest rate derivatives	239,882	48,213	—	288,095
Total liabilities	$239,882	$62,655	$35,280	$337,817

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,932,729	$—	$9,932,729
IRLCs	—	—	27,780	27,780
FLSCs	—	9,787	—	9,787
Investment securities at fair value, pledged	—	100,512	—	100,512
Mortgage servicing rights	—	—	4,073,781	4,073,781
Total assets	$—	$10,043,028	$4,101,561	$14,144,589
Liabilities:
IRLCs	$—	$—	$6,475	$6,475
FLSCs	—	20,099	—	20,099
Total liabilities	$—	$20,099	$6,475	$26,574
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	March 31, 2026	December 31, 2025
Pullthrough rate (weighted avg.)	81%	78%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three months ended March 31, 2026.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Senior Notes, due 6/15/27	$498,953	$493,355	$498,736	$502,120
2029 Senior Notes, due 4/15/29	697,339	656,502	697,120	695,205
2030 Senior Notes, due 2/1/30	794,672	755,304	794,324	810,040
2031 Senior Notes, due 3/15/31	992,188	912,760	991,795	998,580
Total senior notes	$2,983,152	$2,817,921	$2,981,975	$3,005,945
The fair value of the 2027, 2029, 2030, and 2031 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of March 31, 2026 and December 31, 2025, respectively.

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
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company; and
•The Company entered into a ten year naming rights and sponsorship agreement for approximately $115 million with entities controlled by the Company’s CEO for stadium naming rights and various other marketing and promotional benefits associated with the Company's consumer facing brand, Mortgage Matchup. While the agreement has a ten year term, it is terminable by either party for any reason after two years.

The Company made net payments to various companies related through common ownership as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Rent and other occupancy related fees, net	$4,666	$4,889
Legal fees	150	150
Other expenses	162	79
Total related party net payments	$4,978	$5,118
The Company also made payments of $0.2 million and $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended March 31, 2026 and 2025, respectively.
UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of March 31, 2026 or December 31, 2025. Refer to Note 7 - Other Borrowings for further details.

NOTE 15 – INCOME TAXES
For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 4.01% and 5.29%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings attributable to non-controlling interest.
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
For the three months ended March 31, 2026, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $32.7 million (consisting of temporary differences subject to the TRA of $59.0 million, net of temporary differences that are not subject to the TRA of $26.3 million), and an increase in the TRA liability in the amount of $50.1 million. The offsetting amount was recorded as an adjustment to equity.
For the three months ended March 31, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $32.7 million (consisting of temporary differences subject to the TRA of $54.0 million, net of temporary differences that are not subject to the TRA of $21.3 million), and an increase in the TRA liability in the amount of $45.9 million. The offsetting amount was recorded as an adjustment to equity.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	32,721,352	$5.46	19,997,692	$6.68
Granted [1]	3,699,158	3.43	2,145,576	5.30
Vested	(535,984)	5.97	(344,957)	6.75
Forfeited	(1,151,880)	5.04	(448,619)	6.31
Unvested - end of period	34,732,646	$5.25	21,349,692	$6.55

[1] The RSUs granted during the three months ended March 31, 2026 had vesting terms ranging from immediate to 6 years from the grant date.
Stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025 was $13.2 million and $8.3 million, respectively. As of March 31, 2026, there was $114.8 million of unrecognized compensation expense related to unvested awards which is expected to be recognized over a weighted average period of 3.36 years.

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
There was no Class B common stock outstanding as of March 31, 2026 or March 31, 2025.
The following table sets forth the calculation of basic and diluted earnings per share for the periods ended March 31, 2026 and 2025 (in thousands, except shares and per share amounts):

	For the three months ended March 31,
	2026	2025
Net income (loss)	$170,374	$(247,028)
Net income (loss) attributable to non-controlling interest	145,073	(233,349)
Net income (loss) attributable to UWMC	25,301	(13,679)
Numerator:
Net income (loss) attributable to Class A common shareholders	$25,301	$(13,679)
Net income (loss) attributable to Class A common shareholders - diluted	$137,154	$(195,300)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	292,122,233	164,100,022
Weighted average shares of Class A common stock outstanding - diluted	1,600,064,853	1,598,383,240
Earnings (loss) per share of Class A common stock outstanding - basic	$0.09	$(0.08)
Earnings (loss) per share of Class A common stock outstanding - diluted	$0.09	$(0.12)
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be dilutive for the three months ended March 31, 2026 and 2025. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met during the three months ended March 31, 2026 (prior to expiration) and 2025. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share. The Public and Private Warrants, along with the contingent right to receive additional Paired Interests, expired on January 21, 2026. Unvested RSUs have been considered in the calculations of diluted earnings per share for the three months ended March 31, 2026 and 2025 using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to March 31, 2026, the Board declared a cash dividend of $0.10 per share on the outstanding shares of Class A common stock. The dividend is payable on July 9, 2026 to stockholders of record at the close of business on June 18, 2026. Additionally, the Board approved a proportional distribution to SFS Corp. which is payable on or around July 9, 2026.

As a result of Exchange Transactions implemented as part of SFS Corp.'s strategy to increase public float and trading liquidity, the Company has acquired from SFS Corp. approximately 136 million Class A common units in Holdings LLC for an equivalent number of shares of the Company’s Class B common stock, all of which were immediately converted into shares of Class A common stock. The Exchange Transactions and the subsequent sale of the Class A Common Stock by SFS Corp. were pursuant to SFS Corp.’s previously announced 10b5-1 plans, adopted by SFS Corp. on March 17, 2025 and September 16, 2025. All 10b5-1 plans have been terminated at this time with the most recent being terminated effective May 8, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this report and in Part I. Item 1A. “Risk Factors” included in our Form 10-K filed with the SEC on February 25, 2026. Unless otherwise indicated or the context otherwise requires, when used in this Form 10-Q, the term “UWM” means United Wholesale Mortgage, LLC and “we,” “our” and “us” refer to UWM Holdings Corporation and our subsidiaries.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three months ended March 31, 2026, approximately 94% of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity lines of credit (which in many instances are second liens).

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

New Accounting Pronouncements

See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.

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

Components of Operating Expenses

Our operating expenses include salaries, commissions and benefits, direct loan production costs, marketing, travel and entertainment, depreciation and amortization, servicing costs, general and administrative (including professional services, occupancy and equipment), interest expense, and other expense (income) (primarily related to the increase or decrease, respectively, in the fair value of the liability for the Public and Private Warrants (all unexercised Public and Private Warrants expired on January 21, 2026), the increase or decrease, respectively, in the Tax Receivable Agreement liability (other than from Exchange Transactions), and the decrease or increase, respectively, in the fair value of retained investment securities).

Three Months Ended March 31, 2026 and 2025 Summary

For the three months ended March 31, 2026, we originated $44.9 billion in loans, which was an increase of $12.6 billion, or 38.9%, from the $32.4 billion of originations during the three months ended March 31, 2025. We reported net income of $170.4 million for the three months ended March 31, 2026, which was an increase of $417.4 million, compared to net loss of $247.0 million for the three months ended March 31, 2025. Adjusted EBITDA for the three months ended March 31, 2026 was $160.9 million as compared to $57.8 million for the three months ended March 31, 2025. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

We define Adjusted EBITDA as earnings before interest expense on non-funding debt, provision for income taxes, depreciation and amortization, adjusted to exclude stock-based compensation expense, the change in fair value of MSRs due to valuation inputs or assumptions, gains or losses on other interest rate derivatives, the impact of non-cash deferred compensation expense, the change in fair value of the Public and Private Warrants, the non-cash income/expense impact of the change in the Tax Receivable Agreement liability, the change in fair value of retained investment securities, and acquisition-related expenses (net of recoveries) as we believe these adjustments are not indicative of our performance or results of operations. Adjusted EBITDA includes interest expense on funding facilities, which are recorded as a component of interest expense, as these expenses are a direct operating expense driven by loan origination volume. By contrast, interest expense on non-funding debt is a function of our capital structure and is therefore excluded from Adjusted EBITDA. Non-funding debt includes the Company's senior notes, lines of credit, borrowings against investment securities, and finance leases.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended March 31,
($ in thousands)	2026	2025
Net income (loss)	$170,374	$(247,028)
Interest expense on non-funding debt	70,727	50,081
Provision (benefit) for income taxes	7,126	(13,788)
Depreciation and amortization	14,385	11,340
Stock-based compensation expense	13,162	8,310
Change in fair value of MSRs due to valuation inputs or assumptions, net (1)	(247,897)	250,821
Loss on other interest rate derivatives	138,198	—
Deferred compensation, net(2)	2,250	914
Change in fair value of Public and Private Warrants (3)	—	(685)
Change in Tax Receivable Agreement liability (4)	1,903	(442)
Change in fair value of investment securities (5)	303	(1,721)
Acquisition-related expenses (net of recoveries) (6)	(9,622)	—
Adjusted EBITDA	$160,909	$57,803

(1)Reflects the change ((increase)/decrease) in fair value of MSRs due to changes in valuation inputs or assumptions. Refer to Note 5 - Mortgage Servicing Rights to the condensed consolidated financial statements.
(2)Reflects management incentive bonuses under our long-term incentive plan that are accrued when earned, net of cash payments.
(3)Reflects the change (increase/(decrease)) in the fair value of the Public and Private Warrants. All unexercised warrants expired in January 2026.
(4)Reflects the non-cash (income) expense impact of the change in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for additional information related to the Tax Receivable Agreement. See Note 15 – Income Taxes for further information.
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.
(6)Reflects expenses related to the proposed acquisition of Two Harbors Investment Corp. (“Two Harbors”), net of the fee associated with the termination of the merger agreement with Two Harbors received in the first quarter of 2026.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

	For the three months ended March 31,
($ in thousands)	2026	2025
Revenue
Loan production income	$554,572	$304,751
Loan servicing income	213,379	190,517
Interest income	133,476	118,102
Total revenue	901,427	613,370
Other gains (losses)
Change in fair value of mortgage servicing rights	(10,335)	(388,585)
Gain (loss) on other interest rate derivatives	(138,198)	—
Other gains (losses), net	(148,533)	(388,585)
Expenses
Salaries, commissions and benefits	224,554	192,800
Direct loan production costs	60,505	43,127
Marketing, travel, and entertainment	30,878	22,190
Depreciation and amortization	14,385	11,340
General and administrative	59,034	68,148
Servicing costs	43,067	30,434
Interest expense	140,765	120,410
Other expense (income)	2,206	(2,848)
Total expenses	575,394	485,601
Earnings (loss) before income taxes	177,500	(260,816)
Provision (benefit) for income taxes	7,126	(13,788)
Net income (loss)	170,374	(247,028)
Net income (loss) attributable to non-controlling interest	145,073	(233,349)
Net income (loss) attributable to UWM Holdings Corporation	$25,301	$(13,679)

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended March 31,
($ in thousands)	2026	2025
Loan origination volume by type
Purchase:
Conventional	$10,598,851	$13,179,468
Government	6,622,457	6,673,499
Jumbo and other(1)	1,443,526	1,894,070
Total purchase	$18,664,834	$21,747,037
Refinance:
Conventional	$12,113,599	$4,339,327
Government	12,268,457	4,699,294
Jumbo and other(1)	1,897,266	1,566,118
Total refinance	26,279,322	10,604,739
Total loan origination volume	$44,944,156	$32,351,776
Portfolio metrics
Average loan amount	$400	$385
Weighted average loan-to-value ratio	81.29%	81.64%
Weighted average credit score	740	736
Weighted average note rate	5.87%	6.60%
Percentage of loans sold
To GSEs/GNMA	94%	92%
To other counterparties	6%	8%
Servicing-retained	95%	94%
Servicing-released	5%	6%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2026	2025
Primary loss	$(700,611)	$(532,720)	$(167,891)	31.5%
Loan origination fees	159,733	112,275	47,458	42.3%
Provision for representation and warranty obligations	(5,567)	(10,375)	4,808	(46.3)%
Capitalization of MSRs	1,101,017	735,571	365,446	49.7%
Loan production income	$554,572	$304,751	$249,821	82.0%

Gain margin(1)	1.23%	0.94%	0.29%

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
The total of primary loss and capitalization of MSRs increased approximately $197.6 million for the three months ended March 31, 2026 as compared to the same period in 2025. This increase was primarily due to an increase in loan production volume of $12.6 billion, or 38.9%, from $32.4 billion to $44.9 billion during the three months ended March 31, 2026, as compared to the same period in 2025, as well as improved pricing.
Loan origination fees increased by approximately $47.5 million for the three months ended March 31, 2026 as compared to the same period in 2025, due to increases in loan production volume and increases in per loan origination and other fees, including from increased adoption of our TRAC+ and PA+ services. TRAC+ provides an efficient alternative to utilizing a traditional lender title policy and title company, and PA+ is a service that offers an additional level of loan processing support for our clients when needed. The provision for representations and warranties obligations decreased by $4.8 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to a decrease in expected loss rates, partially offset by an increase in loan sales.
The increase in production volume was primarily due to higher refinance volume during the three months ended March 31, 2026 compared to the same period in 2025 primarily as a result of the generally lower market interest rate environment for originations, as well as investments we have made in technology and AI to increase our refinance market share.
Loan servicing income and servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee our servicing operations):

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2026	2025
Contractual servicing fees	$207,924	$186,232	$21,692	11.6%
Late, ancillary and other fees	5,455	4,285	1,170	27.3%
Loan servicing income	$213,379	$190,517	$22,862	12.0%

Servicing costs	43,067	30,434	12,633	41.5%

	For the three months ended March 31,
($ in thousands)	2026	2025
Average UPB of loans serviced	$236,443,698	$227,296,121
Average number of loans serviced	620,084	653,334
Weighted average servicing fee as of period end	0.38%	0.35%

Loan servicing income was $213.4 million for the three months ended March 31, 2026, an increase of $22.9 million, or 12.0%, as compared to $190.5 million for the three months ended March 31, 2025. The increase in loan servicing income during the three months ended March 31, 2026 was primarily due to an increase in the average portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution and an increase in the average servicing portfolio UPB.

Servicing costs increased $12.6 million for the three months ended March 31, 2026, as compared to the same period in 2025 primarily as a result of higher shortfall interest, due to increased refinance volume in the first quarter of 2026.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	March 31, 2026	December 31, 2025
UPB of loans serviced	$229,503,024	$240,813,979
Number of loans serviced	585,327	663,743
MSR portfolio delinquency count (60+ days) as % of total	1.46%	1.62%
Weighted average note rate	5.90%	5.65%
Weighted average service fee	0.38%	0.36%
Interest income and Interest expense
For the periods presented below, interest income and the components of total interest expense were as follows:

	For the three months ended March 31,		Change $	Change %
($ in thousands)	2025	2024
Interest income	$133,476	$118,102	$15,374	13.0%
Less: Interest expense on funding facilities	70,038	70,329	(291)	(0.4)%
Net interest income	$63,438	$47,773	$15,665	32.8%

Interest expense on non-funding debt	$70,727	$50,081	$20,646	41.2%
Total interest expense	140,765	120,410	20,355	16.9%
Net interest income (interest income less interest expense on funding facilities) was $63.4 million for the three months ended March 31, 2026, an increase of $15.7 million, or 32.8%, as compared to $47.8 million for the three months ended March 31, 2025, as a result of an increase in interest income and a slight decrease in interest expense on funding facilities. The increase in interest income was primarily due to higher average balances of mortgage loans at fair value due to increased loan production volume, partially offset by lower average note rates on mortgage loans at fair value. The decrease in interest expense on funding facilities was primarily due to lower short-term interest rates, partially offset by higher average warehouse balances due to increased loan production.
Interest expense on non-funding debt was $70.7 million for the three months ended March 31, 2026, an increase from $50.1 million for the three months ended March 31, 2025, primarily due to interest expense on the $1.0 billion of 2031 Senior Notes issued in September of 2025, proceeds from which were used to repay the $800.0 million 2025 Senior Notes upon maturity in November 2025. Additionally, we had higher average borrowings under the MSR facilities in the first quarter of 2026, partially offset by lower interest rates on these facilities, due to declines in short-term interest rates.

Other gains (losses)

The change in fair value of MSRs for the three months ended March 31, 2026 was a decrease of $10.3 million, as compared with a decrease of $388.6 million for the three months ended March 31, 2025. The decrease in fair value of MSRs for the three months ended March 31, 2026 was primarily attributable to a decline in fair value of approximately $226.5 million due to realization of cash flows, decay, and other (including loans paid in full, which have increased as a result of higher refinance activity as well as higher retained servicing fees) and approximately $31.7 million of net reserves and transaction costs for bulk MSR sales, partially offset by an increase in fair value of approximately $247.9 million due to changes in valuation inputs and assumptions, net, (primarily due to changes in relevant market interest rates).

The decrease in fair value for the three months ended March 31, 2025 of approximately $388.6 million was primarily attributable to a decrease in fair value of approximately $250.8 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates, a decline of approximately $123.1 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $14.7 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The loss on other interest rate derivatives of $138.2 million for the three months ended March 31, 2026 was due to a loss on other interest rate derivative instruments that we entered into during the first quarter of 2026, driven by changes in relevant market interest rates.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended March 31,		Change $	Change %
	2026	2025
Salaries, commissions and benefits	$224,554	$192,800	$31,754	16.5%
Direct loan production costs	60,505	43,127	17,378	40.3%
Marketing, travel, and entertainment	30,878	22,190	8,688	39.2%
Depreciation and amortization	14,385	11,340	3,045	26.9%
General and administrative	59,034	68,148	(9,114)	(13.4)%
Other expense (income)	2,206	(2,848)	5,054	(177.5)%
Other costs	$391,562	$334,757	$56,805	17.0%

Other costs were $391.6 million for the three months ended March 31, 2026, an increase of $56.8 million, or 17.0%, as compared to $334.8 million for the three months ended March 31, 2025. This increase was primarily due to an increase in salaries, commissions and benefits of $31.8 million, or 16.5%, primarily driven by an increase in loan production volume and certain incentive-based compensation, as well as a shift in team member mix supporting our continued investments in AI and other technologies. These increases were partially offset by a reduction in average overall team member count. Direct loan production costs increased $17.4 million, primarily due to costs associated with our free credit report program and higher loan production volume, partially offset by lower costs associated with down payment assistance programs. Marketing, travel and entertainment expenses increased $8.7 million, primarily due to increases in costs associated with broker training and development programs, and sponsorship fees. General and administrative expenses decreased $9.1 million primarily due to the receipt of a termination fee related to the terminated merger agreement with Two Harbors, as well as a decrease in provision for uncollectible receivables, partially offset by an increase in computer services, software licensing, and support.

Income Taxes

We recorded a $7.1 million provision for income taxes during the three months ended March 31, 2026, compared to a $13.8 million benefit for income taxes for the three months ended March 31, 2025. The increase in income tax provision for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in pre-tax income of Holdings LLC, combined with the effects of UWMC's increased ownership in Holdings LLC as a result of Exchange Transactions.

Net income

Net income was $170.4 million for the three months ended March 31, 2026, an increase of $417.4 million or 169.0%, as compared to net loss of $247.0 million for the three months ended March 31, 2025. The increase in net income was primarily the result of an increase in total revenue of $288.1 million and a decrease of $240.1 million in other losses, net, partially offset by an increase in total expenses (including income taxes) of $110.7 million

Net income attributable to UWMC of $25.3 million for the three months ended March 31, 2026 includes the net income of Holdings LLC attributable to us due to our approximate 20% ownership interest in Holdings LLC. Net loss attributable to us of $13.7 million for the three months ended March 31, 2025 includes the net loss of Holdings LLC attributable to us due to its approximate 13% ownership interest in Holdings LLC.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of March 31, 2026, there was $1.9 million of outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of March 31, 2026:

Facility Type[2]	Collateral	Line Amount as of March 31, 2026[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of March 31, 2026 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/15/2026	$211,718
Master Repurchase Agreement	Mortgage Loans	$500 Million	10/30/2020	6/26/2026	123,377
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/24/2020	8/27/2026	1,233,511
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/10/2012	9/29/2026	829,323
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/08/2026	185,951
Master Repurchase Agreement	Mortgage Loans	$325 Million	2/26/2016	12/17/2026	303,979
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	2/7/2025	2/5/2027	970,121
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	2/9/2026	2/9/2027	201,155
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/17/2027	1,664,568
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2027	608,503
Master Repurchase Agreement	Mortgage Loans	$3.5 Billion	5/9/2019	11/26/2027	3,402,576
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	46,814
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	118,707
					$9,900,303
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of March 31, 2026.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.00% to 1.75% for substantially all of our loan production volume as of March 31, 2026.
Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of March 31, 2026, $46.8 million amount was outstanding under the ASAP+ program and $118.7 million was outstanding through the EF program.

Covenants
Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of March 31, 2026.

Other Financing Facilities

Senior Notes

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

On December 10, 2024, the our consolidated subsidiary, Holdings LLC, issued $800.0 million in aggregate principal amount of senior unsecured notes due February 1, 2030, which are guaranteed by its wholly-owned subsidiary, UWM (the "2030 Senior Notes"). The 2030 Senior Notes accrue interest at a rate of 6.625% per annum. Interest on the 2030 Senior Notes is due semi-annually on February 1 and August 1 of each year, commencing August 1, 2025. We used the net proceeds from the issuance of the 2030 Senior Notes to pay down outstanding amounts on our MSR facilities and for general corporate purposes.

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

On September 9, 2025, our consolidated subsidiary, Holdings LLC, issued $1.0 billion in aggregate principal amount of senior unsecured notes due March 15, 2031, which are guaranteed by its wholly-owned subsidiary, UWM (the "2031 Senior Notes"). The 2031 Senior Notes accrue interest at a rate of 6.250% per annum. Interest on the 2031 Senior Notes is due semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. We used the net proceeds from the issuance of the 2031 Senior Notes (i) to repay the 2025 Senior Notes at maturity, (ii) temporarily pay down outstanding amounts on our MSR facilities, and (iii) for working capital.

On or after March 15, 2028, we may, at our option, redeem the 2031 Senior Notes in whole or in part during the twelve-month period beginning on the following dates at the following redemption prices: March 15, 2028 at 103.125%; March 15, 2029 at 101.563%; or March 15, 2030 until maturity at 100%, of the principal amount of the 2031 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. Prior to March 15, 2028, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes originally issued at a redemption price of 106.250% of the principal amount of the 2031 Senior Notes redeemed on the redemption date plus accrued and unpaid interest, with net proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the 2031 Senior Notes prior to March 15, 2028 at a price equal to 100% of the principal amount redeemed plus a "make-whole" premium, plus accrued and unpaid interest.

The indentures governing the outstanding Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of March 31, 2026.
MSR Facilities
In 2022, our consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), providing UWM with up to $1.5 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is

collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Conventional MSR Facility are based on the fair market value of the collateral, and borrowings under the Conventional MSR Facility bear interest based on one-month term SOFR plus an applicable margin.
On January 30, 2023, UWM amended the Loan and Security Agreement with Citibank, to permit UWM, with the prior consent of Citibank, to enter into transactions for the sale of excess servicing cash flows whereby Citibank will release its security interest in that portion of the collateral.
On June 27, 2024, UWM and Citibank amended both the Loan and Security Agreement and the warehouse facility agreement between the parties. These amendments increased the combined total uncommitted borrowing capacity of the Conventional MSR Facility and the warehouse facility to $2.0 billion and extended the maturity dates to June 26, 2026. As of March 31, 2026, $1.4 billion was outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, and net income as defined in the agreement. As of March 31, 2026, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, providing UWM with up to $500.0 million of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. In March 2026, the uncommitted borrowing capacity of the Ginnie Mae MSR facility was increased to $900.0 million. Pursuant to the amendment, the draw period for the Ginnie Mae MSR Facility was extended to March 20, 2028, and the maturity date was extended to March 20, 2029. As of March 31, 2026, $575.0 million was outstanding under the Ginnie Mae MSR Facility.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of March 31, 2026, we were in compliance with all applicable covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.20% and 7.32% for the three months ended March 31, 2026 and 2025, respectively.
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
In September 2025, UWM entered into Amendment No. 1 to the Revolving Credit Agreement with SFS Corp. which, among other things, subordinates amounts due under the Revolving Credit Agreement to amounts due under the outstanding senior notes including (i) restricting UWM from making any payment to SFS Corp., as lender, for amounts due under the Revolving Credit Agreement and (ii) restricting SFS Corp., as lender, from pursuing certain remedies, including acceleration, off-set or counterclaims, in each case upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and until such event of default is cured or waived. All other material terms of the Revolving Credit Agreement remain unchanged. The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of March 31, 2026. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2026.

Borrowings Against Investment Securities

In 2021, UWM began selling some of the mortgage loans that it originates through UWM's private label securitization transactions. In executing these transactions, UWM sells mortgage loans to a securitization trust for cash and, in some cases, retained interests in the trust. The securitization entities are funded through the issuance of beneficial interests in the securitized assets. The beneficial interests take the form of trust certificates, some of which are sold to investors and some of which may be retained by UWM due to regulatory requirements. UWM entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of March 31, 2026, we had $86.7 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of March 31, 2026, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less any specified haircuts. These investment securities are financed on average at approximately 74% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of March 31, 2026, we had delivered $2.7 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of March 31, 2026, our finance lease liabilities were $23.0 million, $22.4 million of which relates to leases with related parties. Our financing lease agreements have remaining terms ranging from approximately three years to ten years.

Cash flow data for the three months ended March 31, 2026 and 2025

	For the three months ended March 31,
($ in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(2,229,879)	$593,898
Net cash provided by investing activities	524,281	928,391
Net cash provided by (used in) financing activities	1,626,230	(1,544,604)
Net decrease in cash and cash equivalents	$(79,368)	$(22,315)
Cash and cash equivalents at the end of the period	423,996	485,024

Net cash (used in) provided by operating activities
Net cash used in operating activities was $2.2 billion for the three months ended March 31, 2026 compared to net cash provided by operating activities of $593.9 million for the same period in 2025. The increase in cash flows used in operating activities year-over-year was primarily driven by the increase in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the period ended March 31, 2026, as compared to the decrease in the same period in 2025, and a decrease in net income as adjusted for non-cash operational items, including the capitalization and change in fair value of MSRs.

Net cash provided by investing activities

Net cash provided by investing activities was $524.3 million for the three months ended March 31, 2026 compared to $928.4 million of net cash provided by investing activities for the same period in 2025. The decrease in cash flows provided by investing activities was primarily driven by a decrease in net proceeds from the sales of MSRs and excess servicing cash flows.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $1.6 billion for the three months ended March 31, 2026 compared to $1.5 billion of net cash used in financing activities for the same period in 2025. The increase in cash flows from financing activities year-over-year was primarily driven by an increase in net borrowings under warehouse lines of credit for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (related to the increase in mortgage loans at fair value for the three months ended March 31, 2026 compared to a decrease for the same period in 2025), as well as an increase in net borrowings on our MSR facilities during the three months ended March 31, 2026 as compared to the decrease for the same period in 2025.

Contractual Obligations

Cash requirements from contractual and other obligations

As of March 31, 2026, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, payments to SFS Corp. under the TRA and required tax distributions to SFS Corp. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2025.
During the first quarter of 2026, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate amount of $31.3 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $128.7 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on April 9, 2026.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 81% and 78% as of March 31, 2026 and December 31, 2025, respectively.

We also enter into contracts to sell loans into the secondary market at specified future dates (commitments to sell loans), and forward commitments to sell MBS at specified future dates and interest rates. We also occasionally enter into other interest rate derivatives as part of our overall interest rate mitigation strategy for MSRs, including interest rate swap futures, treasury futures, and forward loan purchase commitments. These financial instruments include margin call provisions that require us to transfer cash in an amount sufficient to eliminate any margin deficit. A margin deficit generally results from daily changes in the fair value of these financial instruments. We are generally required to satisfy the margin call on the day of or within one business day of such notice.

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	March 31, 2026	December 31, 2025
Interest rate lock commitments—fixed rate (a)	$10,995,424	$11,770,855
Interest rate lock commitments—variable rate (a)	535,465	450,348
Commitments to sell loans	2,487,714	2,608,946
Forward commitments to sell mortgage-backed securities	17,192,564	14,355,079
Other interest rate derivatives	27,500,000	—

(a) Adjusted for pullthrough rates of 81% and 78% as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, we had sold $4.1 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in April 2026.

Critical Accounting Estimates and Use of Significant Estimates

Preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require management to make difficult, subjective or complex judgments about matters that are uncertain. Actual results could differ and the use of other assumptions or estimates could result in material differences in our condensed consolidated financial statements. Our critical accounting policies and estimates relate to accounting for mortgage loans held at fair value and revenue recognition, mortgage servicing rights, derivative financial instruments and representations and warranties reserve. There were no significant changes to our policies, methodologies, or processes used in applying our critical accounting estimates from what was described in our 2025 Annual Report on Form 10-K.

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
•future loan originations;
•our client-based business strategies, business model, strategic initiatives, competitive advantages;
•the impact of interest rate risks on our business;
•the benefits and risks associated with an Exchange Transaction;
•the delays or failures to sell or securitize loans in the secondary market and its impact on our financial performance;
•our hedging and risk mitigation strategies, including the natural hedges provided by our originations;
•the timing and impact of our transition to servicing in-house;
•the impacts of defaults on our business;
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
•the risk that we are or may become subject to legal actions that if decided adversely, could be detrimental to our business; and
•those risks described in Item 1A - Risk Factors in our 2025 Annual Report on Form 10-K, as well as those described from time to time in our other filings with the SEC.

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

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our funding facilities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs, and estimated float earnings increase, resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs, and estimated float earnings decrease, resulting in expected decreases in cash flows. Loan origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, therefore we believe that our origination business provides a natural hedge to servicing. We periodically evaluate our overall interest rate risk management strategy with respect to MSRs, which includes consideration of our natural business model hedge, regular sales of MSRs and excess servicing cash flows, and at times entering into other interest rate derivatives to mitigate the interest rate risk associated with all or a portion of our MSR portfolio.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used March 31, 2026 market rates on our instruments outstanding at that time to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, FLSCs, and other interest rate derivatives as of March 31, 2026 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	March 31, 2026
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$82,853	$(94,677)
MSRs	(292,158)	227,218
IRLCs	75,544	(93,548)
Other interest rate derivatives	355,761	(360,069)
Total change in assets	$222,000	$(321,076)
Increase (decrease) in liabilities
FLSCs	$(167,588)	$186,940
Total change in liabilities	$(167,588)	$186,940

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three months ended March 31, 2026, our originated loans had a weighted average loan to value ratio of 81.29% and a weighted average FICO score of 740. For the three months ended March 31, 2025, our originated loans had a weighted average loan to value ratio of 81.64% and a weighted average FICO score of 736.

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

In accordance with the best practices outlined by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with our trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the years ended March 31, 2026 and 2025.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other than as set forth below, there have been no material changes in the "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2025 that would be required to be disclosed pursuant to Item 103 of Regulation S-K.
On December 2, 2025, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM by Andrew James McGonigle, et al. (collectively, the “McGonigle Plaintiffs”). The McGonigle Plaintiffs seek class certification, monetary damages, attorneys’ fees and declaratory and injunctive relief. The McGonigle Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act and Virginia Telephone Privacy Protection Act by UWM. On January 16, 2026, UWM filed its motion to dismiss and strike class allegations on the basis that the calls and text messages at issue were not made by UWM. On March 11, 2026, the McGonigle Plaintiffs filed their first amended complaint to replace their claims of direct liability with claims of vicarious liability against UWM. UWM filed its motion to dismiss first amended complaint and strike class allegations on April 23, 2026 on the basis that UWM should not be held vicariously liable for the actions of those who operate independently and of whom it has no control over day-to-day operations.
On February 4, 2026, a complaint was filed in the U.S. District Court for the District of Colorado against UWM by Bridget A. Warne, et al. (collectively, the “Warne Plaintiffs”). The Warne Plaintiffs seek class certification, monetary damages and declaratory and injunctive relief. The Warne Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act by UWM under both theories of direct and vicarious liability. On March 31, 2026, UWM filed its motion to dismiss and strike class allegations on the basis that the calls at issue were not made by UWM, and that UWM should not be held vicariously liable for the actions of those who operate independently and of whom it has no control over day-to-day operations.

On March 3, 2026, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM by William Mogck, et al. (collectively, the “Mogck Plaintiffs”). The Mogck Plaintiffs seek class certification, monetary damages and declaratory and injunctive relief. The Mogck Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act by UWM under a theory of vicarious liability. The allegations asserted by the Mogck Plaintiffs in their complaint are similar to the allegations asserted by the plaintiffs in the McGonigle and Warne complaints. On April 27, 2026, UWM filed its motion to dismiss and strike class allegations on the basis that UWM should not be held vicariously liable for the actions of those who operate independently and of whom it has no control over day-to-day operations.

Item 1A. Risk Factors

Except as set forth in Company’s Form 10-K for the year ended December 31, 2025, there have been no material changes to the Company’s Risk Factors.

Item 5. Other Information

Rule 10b5-1 Trading Plans

SFS Corp., an entity controlled by our CEO and director Mat Ishbia, had previously announced entering into 10b5-1 trading arrangements, adopted on March 17, 2025 and September 16, 2025, as part of its strategy to increase public float and trading liquidity. On May 11, 2026, SFS Corp. announced that all 10b5-1 trading arrangements have been terminated with the most recent being terminated effective May 8, 2026.

No other director or officer of the Company adopted or terminated a Rule 10b5‑1 trading arrangement or non‑Rule 10b5‑1 trading arrangement during the fiscal quarter.

Item 1.01. Entry into a Material Definitive

On March 20, 2026, United Wholesale Mortgage, LLC (“UWM”), an indirect subsidiary of UWM Holdings Corporation (the “Company”), amended and restated (the "Amendment") the Credit Agreement, dated as of March 20, 2023 (the “Ginnie Mae MSR Facility”), between UWM, as borrower, Goldman Sachs bank USA, as administrative agent (the “Agent”), and the lender parties from time to time parties thereto (the “Lenders”). The Amendment (i) increases the uncommitted borrowing capacity from $500.0 million to $900.0 million, (ii) extends the draw period from March 20, 2026 to March 20, 2028 and (iii) extends the maturity date from March 20, 2027 to March 20, 2029. All other material terms of the Ginnie Mae MSR Facility remain unchanged.

The Agent and certain Lenders and certain affiliates of the Agent and the Lenders have performed trading, prime brokerage, securities financing, financial advisory, investment banking and other commercial banking services in the ordinary course of business for UWM or the Company from time to time for which they have received customary fees and reimbursement of expenses. In addition, these entities may, from time to time, engage in transactions with and perform services for UWM or the Company in the ordinary course of its business for which they may receive customary fees and reimbursement of expenses.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description
10.19.2#%
Amended and restated Credit Agreement, dated March 20, 2026, between United Wholesale Mortgage, LLC, as borrower and Goldman Sachs Bank USA, as administrative agent, and the lenders from time to time party thereto.

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

UWM HOLDINGS CORPORATION

Date: May 11, 2026	By:	/s/ Rami Hasani
Rami Hasani
Executive Vice President, Chief Financial Officer