Form 10-Q
period 2026-06-30
UWM Holdings Corp
filed 2026-08-07
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 4, 2026, the registrant had 342,349,795 shares of Class A common stock outstanding and 1,261,862,603 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents (includes restricted cash of $21.0 million and $21.0 million, respectively)	$498,407	503,364
Mortgage loans at fair value	9,619,076	9,932,729
Derivative assets	83,601	37,567
Investment securities at fair value, pledged	96,044	100,512
Accounts receivable, net	531,790	526,694
Mortgage servicing rights	5,311,465	4,073,781
Premises and equipment, net	174,559	180,199
Operating lease right-of-use asset (includes $90.3 million and $93.4 million, respectively, with related parties)	90,930	94,310
Finance lease right-of-use asset, net (includes $19.6 million and $20.7 million, respectively, with related parties)	20,116	21,247
Loans eligible for repurchase from Ginnie Mae	1,141,719	1,133,359
Other assets	372,835	324,914
Total assets	$17,940,542	$16,928,676
Liabilities and equity
Warehouse lines of credit	$8,600,078	$8,912,496
Derivative liabilities	33,566	26,574
Secured lines of credit	2,950,000	1,200,000
Borrowings against investment securities	83,660	87,497
Accounts payable, accrued expenses and other	881,997	707,790
Accrued distributions and dividends payable	160,411	161,292
Senior notes	2,984,328	2,981,975
Operating lease liability (includes $96.4 million and $99.7 million, respectively, with related parties)	97,034	100,596
Finance lease liability (includes $22.0 million and $22.9 million, respectively, with related parties)	22,441	23,468
Loans eligible for repurchase from Ginnie Mae	1,141,719	1,133,359
Total liabilities	16,955,234	15,335,047
Equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized, none issued and outstanding as of June 30, 2026 or December 31, 2025	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 342,247,135 and 268,415,480 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	34	27
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2026 or December 31, 2025	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of June 30, 2026 or December 31, 2025	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,261,862,603 and 1,331,482,620 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	126	133
Additional paid-in capital	15,032	9,910
Retained earnings	118,646	189,447
Non-controlling interest	851,470	1,394,112
Total equity	985,308	1,593,629
Total liabilities and equity	$17,940,542	$16,928,676

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue
Loan production income	$527,217	$447,882	$1,081,789	$752,633
Loan servicing income	220,503	178,813	433,882	369,330
Interest income	140,283	132,005	273,759	250,107
Total revenue	888,003	758,700	1,789,430	1,372,070
Other gains (losses)
Change in fair value of mortgage servicing rights	(122,683)	(111,421)	(133,018)	(500,006)
Gain (loss) on other interest rate derivatives	(603,191)	208,904	(741,389)	208,904
Other gains (losses), net	(725,874)	97,483	(874,407)	(291,102)
Expenses
Salaries, commissions, and benefits	213,044	211,461	437,598	404,261
Direct loan production costs	72,161	46,330	132,666	89,457
Marketing, travel, and entertainment	35,588	26,379	66,466	48,569
Depreciation and amortization	14,655	12,200	29,040	23,540
General and administrative	89,748	59,999	148,782	128,147
Servicing costs	49,745	35,083	92,812	65,517
Interest expense	158,939	133,467	299,704	253,877
Other expense (income)	1,170	1,846	3,376	(1,002)
Total expenses	635,050	526,765	1,210,444	1,012,366
Earnings (loss) before income taxes	(472,921)	329,418	(295,421)	68,602
Provision (benefit) for income taxes	(21,019)	14,939	(13,893)	1,151
Net income (loss)	(451,902)	314,479	(281,528)	67,451
Net income (loss) attributable to non-controlling interest	(371,308)	291,570	(226,235)	58,221
Net income (loss) attributable to UWM Holdings Corporation	$(80,594)	$22,909	$(55,293)	$9,230

Earnings (loss) per share of Class A common stock (see Note 17):
Basic	$(0.24)	$0.11	$(0.18)	$0.05
Diluted	$(0.24)	$0.11	$(0.18)	$0.03
Weighted average shares outstanding:
Basic	337,525,247	202,133,122	314,949,163	183,221,635
Diluted	337,525,247	202,133,122	314,949,163	1,598,706,211
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2025	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848
Net loss	—	—	—	—	—	(13,679)	(233,349)	(247,028)
Class A common stock dividends	—	—	—	—	—	(18,775)	—	(18,775)
Member distributions to SFS Corp.	—	—	—	—	—	—	(148,395)	(148,395)
Stock-based compensation	291,194	—	—	—	775	132	8,259	9,166
Re-measurement of non-controlling interest due to change in parent ownership and other	42,549,478	4	(42,549,478)	(4)	—	34,892	(48,359)	(13,467)
Balance, March 31, 2025	200,781,659	$20	1,397,782,620	$140	$4,298	$160,407	$1,470,484	$1,635,349
Net income	—	—	—	—	—	22,909	291,570	314,479
Class A common stock dividends	—	—	—	—	—	(20,653)	—	(20,653)
Member distributions to SFS Corp.	—	—	—	—	—	—	(190,868)	(190,868)
Stock-based compensation	697,904	—	—	—	1,390	—	9,651	11,041
Re-measurement of non-controlling interest due to change in parent ownership and other	4,500,000	1	(4,500,000)	(1)	—	7,657	(9,023)	(1,366)
Balance, June 30, 2025	205,979,563	$21	1,393,282,620	$139	$5,688	$170,320	$1,571,814	$1,747,982

Balance, January 1, 2026	268,415,480	$27	1,331,482,620	$133	$9,910	$189,447	$1,394,112	$1,593,629
Net income	—	—	—	—	—	25,301	145,073	170,374
Class A common stock dividends	—	—	—	—	—	(31,364)	—	(31,364)
Member distributions to SFS Corp.	—	—	—	—	—	—	(129,106)	(129,106)
Stock-based compensation	468,271	—	—	—	2,672	—	12,517	15,189
Re-measurement of non-controlling interest due to change in parent ownership and other	44,000,000	4	(44,000,000)	(4)	11	33,384	(51,216)	(17,821)
Balance, March 31, 2026	312,883,751	$31	1,287,482,620	$129	$12,593	$216,768	$1,371,380	$1,600,901
Net loss						(80,594)	(371,308)	(451,902)
Class A common stock dividends	—	—	—	—	—	(34,225)	—	(34,225)
Member distributions to SFS Corp.	—	—	—	—	—	—	(126,816)	(126,816)
Stock-based compensation	3,743,367	—	—	—	2,439	—	9,458	11,897
Re-measurement of non-controlling interest due to change in parent ownership and other	25,620,017	3	(25,620,017)	(3)	—	16,697	(31,244)	(14,547)
Balance, June 30, 2026	342,247,135	$34	1,261,862,603	$126	$15,032	$118,646	$851,470	$985,308

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(281,528)	$67,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reserve for representations and warranties	13,017	20,176
Capitalization of mortgage servicing rights	(2,142,855)	(1,636,842)
Change in fair value of mortgage servicing rights	133,018	500,006
Depreciation & amortization	29,842	26,162
Stock-based compensation expense	25,656	20,039
Decrease (increase) in fair value of investment securities	861	(2,124)
Decrease in fair value of warrants liability	—	(1,994)
Decrease (increase) in:
Mortgage loans at fair value	313,653	1,476,227
Derivative assets	(46,034)	40,608
Other assets	(19,858)	(221,047)
Increase (decrease) in:
Derivative liabilities	6,992	40,721
Other liabilities	81,394	(1,361)
Net cash (used in) provided by operating activities	(1,885,842)	328,022
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment, and capitalization of internal-use software	(28,525)	(41,955)
Net proceeds from sale of mortgage servicing rights	801,013	1,591,780
Proceeds from principal payments on investment securities	3,606	3,508
Margin calls on borrowings against investment securities	(2,000)	3,000
Net cash provided by investing activities	774,094	1,556,333
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under warehouse lines of credit	(312,417)	(1,443,217)
Repayments of finance lease liabilities	(1,026)	(1,223)
Borrowings under secured lines of credit	3,650,000	925,000
Repayments under secured lines of credit	(1,900,000)	(1,000,000)
Borrowings against investment securities	170,384	175,671
Repayments of borrowings against investment securities	(174,221)	(179,422)
Dividends paid to Class A common stockholders	(59,867)	(34,569)
Member distributions paid to SFS Corp.	(261,896)	(343,589)
Other financing activities	(4,166)	(361)
Net cash provided by (used in) financing activities	1,106,791	(1,901,710)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,957)	(17,355)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	503,364	507,339
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$498,407	$489,984
SUPPLEMENTAL INFORMATION
Cash paid for interest	$288,971	$233,534
Cash paid for taxes	99	161

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
As of June 30, 2026, the Company’s current capital structure authorizes four classes of common Stock, Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each of the Class A Common Stock and Class B Common Stock have the same economic interest in the Company, with Class A Common Stock having one vote per share and the Class B Common Stock having 10 votes per share. The holders of Class C common stock and Class D common stock do not have any economic rights, but have one vote per share and 10 votes per share, respectively. Pursuant to our Certificate of Incorporation, only SFS Corp. and its shareholders can hold either Class B Common Stock or Class D Common Stock.
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
Related Party Transactions
The Company enters into various transactions with related parties. See Note 14 – Related Party Transactions for further information. Also see Note 18 - Subsequent Events.
Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 38,392,172 shares remained available for issuance under the 2020 Plan as of June 30, 2026.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions, and benefits" on the consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 16 – Stock-based Compensation for further information.
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

(In thousands)	June 30, 2026	December 31, 2025
Mortgage loans, unpaid principal balance	$9,404,670	$9,735,186
Premiums paid on mortgage loans	139,978	121,140
Fair value adjustment	74,428	76,403
Mortgage loans at fair value	$9,619,076	$9,932,729
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 81% and 78% as of June 30, 2026 and December 31, 2025, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value. From time to time, the Company enters into other interest rate derivatives as part of its overall interest rate risk mitigation strategy. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within the "Gain (loss) on other interest rate derivatives" line item in the "Other gains (losses), net" section.
The notional amounts and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	June 30, 2026				December 31, 2025
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$18,847	$15,531	$12,679,990	(a)	$27,780	$6,475	$12,221,203	(a)
FLSCs	22,677	18,035	18,247,435		9,787	20,099	16,964,025
Other interest rate derivatives	42,077	—	12,805,000		—	—	—
Total	$83,601	$33,566			$37,567	$26,574
(a)Notional amounts have been adjusted for pullthrough rates of 81% and 78% as of June 30, 2026 and December 31, 2025, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	June 30, 2026	December 31, 2025
Servicing fees	$150,029	$136,780
Servicing advances	127,089	177,281
Receivables from sales of servicing	110,413	128,223
Margin deposits	101,819	51,103
Origination receivables	38,225	28,079
Other receivables	10,688	2,018
Derivative settlements receivable	9,704	7,918
Provision for current expected credit losses	(16,178)	(4,708)
Total accounts receivable, net	$531,790	$526,694
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
The unpaid principal balance of mortgage loans serviced for others approximated $247.6 billion and $240.8 billion at June 30, 2026 and December 31, 2025, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Fair value, beginning of period	$4,591,855	$3,321,457	$4,073,781	$3,969,881
Capitalization of MSRs	1,041,838	901,271	2,142,855	1,636,842
MSR and excess servicing sales	(218,673)	(684,105)	(822,996)	(1,694,230)
Changes in fair value:
Due to changes in valuation inputs and assumptions	65,056	3,154	312,953	(247,667)
Due to collection/realization of cash flows and other	(168,611)	(96,582)	(395,128)	(219,631)
Fair value, end of period	$5,311,465	$3,445,195	$5,311,465	$3,445,195

The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Changes in fair value:
Due to changes in valuation inputs and assumptions, net	$65,056	$3,154	$312,953	$(247,667)
Due to collection/realization of cash flows and other	(168,611)	(96,582)	(395,128)	(219,631)
Net reserves and transaction costs on sales of servicing rights	(19,128)	(17,993)	(50,843)	(32,708)
Changes in fair value of mortgage servicing rights	$(122,683)	$(111,421)	$(133,018)	$(500,006)
During the three months ended June 30, 2026 and 2025, the Company sold MSRs on loans with an aggregate UPB of approximately $12.1 billion and $34.9 billion, respectively, for proceeds of approximately $218.6 million and $494.9 million, respectively. There were no excess servicing cash flow sales during the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $21.5 billion for proceeds of approximately $201.2 million. In connection with the MSR sales during the three months ended June 30, 2026 and 2025, the Company recorded approximately $19.1 million and $18.0 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
During the six months ended June 30, 2026 and 2025, the Company sold MSRs on loans with an aggregate UPB of approximately $51.8 billion and $88.3 billion, respectively, for proceeds of approximately $822.7 million and $1.3 billion, respectively. There were no excess servicing cash flow sales during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $41.4 billion for proceeds of approximately $386.0 million. In connection with the MSR sales during the six months ended June 30, 2026 and 2025, the Company recorded approximately $50.8 million and $32.7 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
The following table summarizes the loan servicing income recognized during the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Contractual servicing fees	$215,891	$174,671	$424,237	$360,903
Late, ancillary and other fees	4,612	4,142	9,645	8,427
Loan servicing income	$220,503	$178,813	$433,882	$369,330
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
	Range			Weighted Average	Range			Weighted Average
Discount rates	7.4%	—	12.5%	8.9%	7.8%	—	13.7%	9.4%
Annual prepayment speeds	6.3%	—	19.2%	8.6%	5.4%	—	22.1%	10.3%
Cost of servicing	$74	—	$159	$85	$74	—	$149	$87

The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Discount rate:
+ 10% adverse change – effect on value	$(207,202)	$(149,409)
+ 20% adverse change – effect on value	(398,315)	(286,410)
Prepayment speeds:
+ 10% adverse change – effect on value	$(200,467)	$(168,559)
+ 20% adverse change – effect on value	(386,697)	(323,246)
Cost of servicing:
+ 10% adverse change – effect on value	$(29,664)	$(25,173)
+ 20% adverse change – effect on value	(58,981)	(49,316)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of June 30, 2026 and December 31, 2025 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2026	Total Advanced Against Line as of December 31, 2025

Master Repurchase Agreement ("MRA") Funding Limits as of June 30, 2026:
$2.0 Billion	7/10/2012	9/29/2026	$990,038	$898,190
$750 Million	4/23/2021	10/08/2026	153,287	167,375
$325 Million	2/26/2016	12/17/2026	256,929	288,777
$1.5 Billion	2/7/2025	2/5/2027	963,193	827,941
$1.0 Billion	2/9/2026	2/9/2027	506,673	—
$3.0 Billion	12/31/2014	2/17/2027	1,314,608	1,353,618
$1.0 Billion	3/7/2019	2/19/2027	661,696	709,683
$500 Million	2/29/2012	5/14/2027	244,332	396,734
$— [3]	10/30/2020	6/15/2027	—	123,379
$2.0 Billion	7/24/2020	8/3/2027	1,056,961	1,319,244
$3.5 Billion	5/9/2019	11/26/2027	2,207,548	2,807,107

Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	—
$750 Million (EF - see below)		No expiration	244,813	20,448
			8,600,078	8,912,496
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of June 30, 2026.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.00% to 1.75% for substantially all of our loan production volume as of June 30, 2026 and 1.15% to 1.75% as of December 31, 2025.
3 The combined funding limit with this counterparty is $2.0 billion, which can be allocated between the MRA Facility and the Conventional MSR Facility (see below) at UWM's discretion. As of June 30, 2026, all of this combined funding capacity was allocated to the Conventional MSR Facility.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2026, we had no balance outstanding through the ASAP+ program and $244.8 million was outstanding through the EF program.
As of June 30, 2026, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of June 30, 2026.
MSR Facilities
In 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank which currently provides UWM with up to $2.0 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by

Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the Conventional MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Conventional MSR Facility bear interest based on SOFR plus an applicable margin. The current maturity date of the Conventional MSR Facility is July 15, 2027. As of June 30, 2026, $1.875 billion was outstanding under the Conventional MSR Facility, and as of December 31, 2025, $900.0 million was outstanding under the Conventional MSR Facility. The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2026, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, which currently provides UWM with up to $1.25 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. Currently, the draw period for the Ginnie Mae MSR Facility extends to March 20, 2028, and the maturity date is March 20, 2029. As of June 30, 2026, $1.075 billion was outstanding under the Ginnie Mae MSR Facility and as of December 31, 2025, $300.0 million was outstanding under the Ginnie Mae MSR Facility. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2026, the Company was in compliance with all applicable covenants.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.14% and 7.32% for the three months ended June 30, 2026 and 2025, respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 6.16% and 7.32% for the six months ended June 30, 2026 and 2025 , respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			June 30, 2026		December 31, 2025
Facility Type	Maturity Date	Stated Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2027 Senior notes(1)	06/15/2027	5.750%	$499,170	$500,000	$498,736	$500,000
2029 Senior notes(2)	04/15/2029	5.500%	697,558	700,000	697,120	700,000
2030 Senior notes(3)	02/01/2030	6.625%	795,019	800,000	794,324	800,000
2031 Senior notes(4)	03/15/2031	6.250%	992,581	1,000,000	991,795	1,000,000
Total senior notes			$2,984,328	$3,000,000	$2,981,975	$3,000,000

Weighted average effective interest rate			6.25%		6.25%

(1) Carrying amount includes $0.8 million and $1.3 million of unamortized debt issuance costs and discounts as of June 30, 2026 and December 31, 2025, respectively.
(2) Carrying amount includes $2.4 million and $2.9 million of unamortized debt issuance costs and discounts as of June 30, 2026 and December 31, 2025, respectively.
(3) Carrying amount includes $5.0 million and $5.7 million of unamortized debt issuance costs and discounts as of June 30, 2026 and December 31, 2025, respectively.
(4) Carrying amount includes $7.4 million and $8.2 million of unamortized debt issuance costs and discounts as of June 30, 2026 and December 31, 2025, respectively.
2027 Senior Notes
On November 22, 2021, the Company's consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year. The Company may currently redeem the 2027 Senior Notes at par plus accrued and unpaid interest.

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

The indentures governing the 2027, 2029, 2030, and 2031 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of June 30, 2026.
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
In September 2025, UWM entered into Amendment No. 1 to the Revolving Credit Agreement with SFS Corp. which, among other things, subordinates amounts due under the Revolving Credit Agreement to amounts due under the outstanding senior notes including (i) restricting UWM from making any payment to SFS Corp., as lender, for amounts due under the Revolving Credit Agreement and (ii) restricting SFS Corp., as lender, from pursuing certain remedies, including acceleration, off-set or counterclaims, in each case upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and until such event of default is cured or waived. All other material terms of the Revolving Credit Agreement remain unchanged. The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of June 30, 2026. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2026 or December 31, 2025.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "Loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $77.9 million and $41.1 million in UPB of loans during the three months ended June 30, 2026 and 2025, respectively, and $127.5 million and $82.0 million in UPB of loans during six months ended June 30, 2026 and 2025 respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$108,396	$93,401	$102,277	$87,647
Additions	7,442	9,800	13,017	20,176
Loss realized, net of adjustments	(11,363)	(4,260)	(10,819)	(8,882)
Balance, end of period	$104,475	$98,941	$104,475	$98,941
Commitments to Originate Loans
As of June 30, 2026, the Company had agreed to extend credit to potential borrowers for approximately $20.8 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
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

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	June 30, 2026	December 31, 2025
TRA liability	$279,995	$196,923
Servicing fees payable	128,969	114,289
Representations and warranties reserve	104,475	102,277
Accrued compensation and benefits	93,733	90,277
Accrued interest and bank fees	79,426	70,896
Other accounts payable	66,056	51,732
Other accrued expenses	46,216	27,456
Investor payables	27,774	31,478
Margin call payable	26,232	276
Derivative settlements payable	24,281	17,106
Deferred tax liability	4,840	5,080
Total accounts payable, accrued expenses and other	$881,997	$707,790

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and six months ended June 30, 2026 and 2025.
The Company has historically sold mortgage loans through its private label securitization trusts, although no such private label securitization transactions have occurred since 2021. The securitization trusts are VIEs. Although the Company holds variable interests in certain trusts through its retained beneficial interests, it is not the primary beneficiary and therefore does not consolidate these entities.
To comply with applicable risk retention requirements, the Company retains a 5% vertical interest in certain of its private label securitization trusts. These retained beneficial interests are carried at fair value and reported as "Investment securities at fair value, pledged" in the condensed consolidated balance sheets. Changes in fair value are recognized in "Other expense (income)." As of June 30, 2026, investment securities at fair value totaled $96.0 million, of which $94.3 million were pledged as collateral for borrowings against investment securities with an outstanding principal balance of $83.7 million. The borrowings mature within approximately one to three months and bear interest at SOFR plus a spread. The Company's maximum exposure to loss is limited to its retained beneficial interests in the securitization trusts.

NOTE 11 – NON-CONTROLLING INTEREST
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The following table summarizes the ownership of units in Holdings LLC as of:

	June 30, 2026		December 31, 2025
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	342,247,135	21.3%	268,415,480	16.8%
SFS Corp. ownership of Class B Common Units	1,261,862,603	78.7%	1,331,482,620	83.2%
Balance at end of period	1,604,109,738	100.0%	1,599,898,100	100.0%
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
During the six months ended June 30, 2026, the Company issued 4,211,638 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 69,620,017 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the condensed consolidated statement of changes in equity. Refer to Note 15 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to meet certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of June 30, 2026, the most restrictive of these requirements require UWM to maintain a minimum net worth of $743.6 million, minimum liquidity of $343.9 million, and minimum capital and risk-based capital ratios of 6%. As of June 30, 2026, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2026 or December 31, 2025.

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

Other interest rate derivatives: The Company has entered into other interest rate derivatives as part of its overall interest rate risk mitigation strategy. These financial instruments are generally comprised of interest rate swap futures, treasury futures, and forward loan purchase commitments. The interest rate swap and treasury futures are valued based on quoted prices in an active market and are therefore categorized as Level 1. The forward loan purchase commitments are valued based on observable market data and therefore categorized as Level 2. None of these other derivative financial instruments were outstanding as of December 31, 2025.

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

	June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,619,076	$—	$9,619,076
IRLCs	—	—	18,847	18,847
FLSCs	—	22,677	—	22,677
Other interest rate derivatives	21,819	20,258	—	42,077
Investment securities at fair value, pledged	—	96,044	—	96,044
Mortgage servicing rights	—	—	5,311,465	5,311,465
Total assets	$21,819	$9,758,055	$5,330,312	$15,110,186
Liabilities:
IRLCs	$—	$—	$15,531	$15,531
FLSCs	—	18,035	—	18,035
Total liabilities	$—	$18,035	$15,531	$33,566

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,932,729	$—	$9,932,729
IRLCs	—	—	27,780	27,780
FLSCs	—	9,787	—	9,787
Investment securities at fair value, pledged	—	100,512	—	100,512
Mortgage servicing rights	—	—	4,073,781	4,073,781
Total assets	$—	$10,043,028	$4,101,561	$14,144,589
Liabilities:
IRLCs	$—	$—	$6,475	$6,475
FLSCs	—	20,099	—	20,099
Total liabilities	$—	$20,099	$6,475	$26,574
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	June 30, 2026	December 31, 2025
Pullthrough rate (weighted avg.)	81%	78%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and six months ended June 30, 2026.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Senior Notes, due 6/15/27	$499,170	$495,595	$498,736	$502,120
2029 Senior Notes, due 4/15/29	697,558	651,112	697,120	695,205
2030 Senior Notes, due 2/1/30	795,019	745,112	794,324	810,040
2031 Senior Notes, due 3/15/31	992,581	891,610	991,795	998,580
Total senior notes	$2,984,328	$2,783,429	$2,981,975	$3,005,945
The fair value of the 2027, 2029, 2030, and 2031 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of June 30, 2026 and December 31, 2025, respectively.

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

The Company made net payments to various companies related through common ownership as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Rent and other occupancy related fees, net	$5,348	$4,985	$10,014	$9,874
Legal fees	150	150	300	300
Other expenses	349	1,183	511	1,262
Total related party net payments	$5,847	$6,318	$10,824	$11,436
The Company made payments of $0.2 million and $0.3 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended June 30, 2026 and 2025, respectively. The Company made payments of $0.4 million and $0.5 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the six months ended June 30, 2026 and 2025, respectively.

UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of June 30, 2026 or December 31, 2025. Refer to Note 7 - Other Borrowings. Also see Note 18 - Subsequent Events for further details on related party transactions.

NOTE 15 – INCOME TAXES
For the three months ended June 30, 2026 and 2025, the Company’s effective tax rate was 4.44% and 4.53%, respectively. For the six months ended June 30, 2026 and 2025, the Company's effective tax rate was 4.70% and 1.68%. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings attributable to non-controlling interest.
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
For the three months ended June 30, 2026, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $19.1 million (consisting of increased tax basis and other temporary differences resulting from the tax rules applicable to Exchange Transactions, and which are subject to the TRA, of $35.8 million, net of temporary differences resulting from the Company's increased ownership in Holdings LLC, and which are not subject to the TRA, of $(16.7) million), and an increase in the TRA liability in the amount of $30.4 million. For the six months ended June 30, 2026, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $51.8 million (consisting of increased tax basis and other temporary differences resulting from tax rules applicable to Exchange Transactions, and which are subject to the TRA, of $94.8 million, net of temporary differences resulting from the Company's increased ownership in Holdings LLC, and which are not subject to the TRA of $(43.0) million), and an increase in the TRA liability in the amount of $80.6 million. The offsetting amounts were recorded as adjustments to equity.
For the three months ended June 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $3.6 million (consisting of increased tax basis and other temporary differences resulting from the tax rules applicable to Exchange Transactions, and which are subject to the TRA, of $5.8 million, net of temporary differences resulting from the Company's increased ownership in Holdings LLC, and which are not subject to the TRA of $(2.2) million), and an increase in the TRA liability in the amount of $5.0 million. For the six months ended June 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $36.4 million (consisting of increased tax basis and other temporary differences resulting from the tax rules applicable to Exchange Transactions, and which are subject to the TRA of $59.9 million, net of temporary differences resulting from the Company's increased ownership in Holdings LLC, and which are not subject to the TRA of $(23.5) million), and an increase in the TRA liability in the amount of $50.9 million. The offsetting amounts were recorded as adjustments to equity.

NOTE 16 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	34,733,111	$5.25	21,349,692	$6.55
Granted [1]	695,768	2.61	6,668,086	3.97
Vested	(5,067,162)	4.53	(702,621)	6.02
Forfeited	(1,054,659)	4.78	(596,135)	5.97
Unvested - end of period	29,307,058	$5.33	26,719,022	$5.93

	For the six months ended June 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	32,721,352	$5.46	19,997,692	$6.68
Granted [1]	4,394,926	3.30	8,813,662	4.29
Vested	(5,603,146)	4.67	(1,047,578)	6.26
Forfeited	(2,206,074)	4.91	(1,044,754)	6.12
Unvested - end of period	29,307,058	$5.33	26,719,022	$5.93

[1] The RSUs granted during the three and six months ended June 30, 2026 had vesting terms ranging from immediate to 4 years from the grant date.
Stock-based compensation expense recognized for the three months ended June 30, 2026 and 2025 was $12.5 million and $11.6 million, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2026 and 2025 was $25.7 million and $19.9 million, respectively. As of June 30, 2026, there was $100.0 million of unrecognized compensation expense related to the grant date fair value of unvested awards which is expected to be recognized over a weighted average period of 3.32 years.

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
There was no Class B common stock outstanding as of June 30, 2026 or June 30, 2025.

The following table sets forth the calculation of basic and diluted earnings per share for the periods ended June 30, 2026 and 2025 (in thousands, except shares and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(451,902)	$314,479	$(281,528)	$67,451
Net income (loss) attributable to non-controlling interest	(371,308)	291,570	(226,235)	58,221
Net income (loss) attributable to UWMC	(80,594)	22,909	(55,293)	9,230
Numerator:
Net income (loss) attributable to Class A common shareholders	$(80,594)	$22,909	$(55,293)	$9,230
Net income (loss) attributable to Class A common shareholders - diluted	(80,594)	22,909	(55,293)	54,129
Denominator:
Weighted average shares of Class A common stock outstanding - basic	337,525,247	202,133,122	314,949,163	183,221,635
Weighted average shares of Class A common stock outstanding - diluted	337,525,247	202,133,122	314,949,163	1,598,706,211
Earnings (loss) per share of Class A common stock outstanding - basic	$(0.24)	$0.11	$(0.18)	$0.05
Earnings (loss) per share of Class A common stock outstanding - diluted	(0.24)	0.11	(0.18)	0.03
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for all periods except the six months ended June 30, 2025. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
Prior to their expiration on January 21, 2026, the Public and Private Warrants were not in the money and the triggering events for the issuance of earn-out shares were not met. Therefore, these potentially dilutive securities were excluded from the computation of diluted earnings per share during the applicable periods. Unvested RSUs have been considered in the calculations of diluted earnings per share for all applicable periods using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 18 – SUBSEQUENT EVENTS

On August 5, 2026, the Company closed a strategic capital transaction with affiliates of Oaktree Capital Management ("Oaktree") and entities affiliated with the Company’s Chairman, President, and CEO, including SFS Corp. and SFS Group Capital, LLC (“SFS Group”). Pursuant to the transaction, the Company will receive aggregate gross proceeds of $1.65 billion, (the "Preferred Offering") consisting of (i) $1.5 billion invested by Oaktree in exchange for 1.5 million shares of Series A-1 Preferred Stock, warrants to purchase 150 million shares of the Company's Class A common stock at a strike price of $2.00 per share, and warrants to purchase 150 million shares of the Company’s Class A common stock at a strike price of $6.00 per share, and (ii) $150.0 million invested by SFS Group in exchange for 150,000 shares of Series A-2 Preferred Stock, warrants to purchase an aggregate of 15 million shares of the Company's Class A common stock at a strike price of $2.00 per share, and warrants to purchase 15 million shares of the Company’s Class A common stock at a strike price of $6.00 per share. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock each had an original issue price of $1,000 per share and accrues cumulative dividends at a rate of 10.0% per annum when paid in cash or 13.0% per annum when dividends are not paid in cash and instead increase the stated value of the preferred stock. The Certificate of Designation which created preferred stock also includes specified redemption, governance and investor protection rights for the benefit of the holders of the Series A-1 Preferred. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock provide similar rights, except that the Series A-2 Preferred is subordinate to the Series A-1 Preferred with respect to dividends and distributions in certain circumstances, and the Series A-2 Preferred does not provide holders with governance protections or additional protective provisions. In connection with the issuance of the preferred stock, the Company also entered into an investor rights agreement with Oaktree that provided Oaktree with additional governance provisions for so long as they held the Minimum Threshold of Series A-1 Preferred (as defined in the Certificate of Designation), including the ability to appoint two members of the Company’s Board of Directors (one of which must be independent).

In connection with the Preferred Offering, the Company also announced its intention to launch a $400 million rights offering to Class A shareholders, with the support of Oaktree and the Ishbia Family, if needed. The rights offering will have a record date of October 2, 2026 (the “Record Date”) and is expected to commence on October 5, 2026 and expire at 5:00 p.m. Eastern Time on November 12, 2026. Each holder of Class A Common Stock as of the Record Date will receive one subscription right for each share of Class A Common Stock owned (each, a “Right”). Each Right will entitle the holder to purchase its pro rata portion of the 200 million shares of Class A Common Stock offered at a subscription price per share equal to the greater of: (i) $2.00 and (ii) 85% of the volume-weighted average price per share of the Class A Common Stock during the ten consecutive trading days commencing on October 27, 2026 and ending on November 9, 2026.

As this financing transaction closed subsequent to June 30, 2026, the effects of the transaction have not been reflected in the accompanying condensed consolidated financial statements.

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

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For both the three and six months ended June 30, 2026, 93% of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans that are underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size, construction loans, and non-qualified mortgage products, including home equity loans and lines of credit (which in many instances are second liens).

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

Three and Six Months Ended June 30, 2026 and 2025 Summary

For the three months ended June 30, 2026, we originated $39.7 billion in loans, which remained essentially flat with the $39.7 billion of originations during the three months ended June 30, 2025. We reported net loss of $451.9 million for the three months ended June 30, 2026, which was an decrease of $766.4 million, compared to net income of $314.5 million for the three months ended June 30, 2025. Adjusted EBITDA for the three months ended June 30, 2026 was $185.9 million as compared to $195.7 million for the three months ended June 30, 2025. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the six months ended June 30, 2026, we originated $84.6 billion in loans, which was an increase of $12.6 billion, or 17.4%, from the $72.1 billion of originations during the six months ended June 30, 2025. We reported net loss of $281.5 million for the six months ended June 30, 2026, which was a decrease of $349.0 million, compared to net income of $67.5 million for the six months ended June 30, 2025. Adjusted EBITDA for the six months ended June 30, 2026 was $346.8 million as compared to $253.5 million for the six months ended June 30, 2025. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$(451,902)	$314,479	$(281,528)	$67,451
Interest expense on non-funding debt	86,810	50,775	157,537	100,855
Provision (benefit) for income taxes	(21,019)	14,939	(13,893)	1,151
Depreciation and amortization	14,655	12,200	29,040	23,540
Stock-based compensation expense	12,494	11,729	25,656	20,039
Change in fair value of MSRs due to valuation inputs or assumptions, net (1)	(65,056)	(3,154)	(312,953)	247,667
(Gain) loss on other interest rate derivatives	603,191	(208,904)	741,389	(208,904)
Deferred compensation, net(2)	2,100	1,773	4,350	2,687
Change in fair value of Public and Private Warrants (3)	—	(1,309)	—	(1,994)
Change in Tax Receivable Agreement liability (4)	612	3,557	2,515	3,115
Change in fair value of investment securities (5)	558	(402)	861	(2,123)
Acquisition-related expenses (net of recoveries) (6)	3,436	$—	(6,187)	—
Adjusted EBITDA	$185,879	$195,683	$346,787	$253,485

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Loan production income	$527,217	$447,882	$1,081,789	$752,633
Loan servicing income	220,503	178,813	433,882	369,330
Interest income	140,283	132,005	273,759	250,107
Total revenue	888,003	758,700	1,789,430	1,372,070
Other gains (losses)
Change in fair value of mortgage servicing rights	(122,683)	(111,421)	(133,018)	(500,006)
Gain (loss) on other interest rate derivatives	(603,191)	208,904	(741,389)	208,904
Other gains (losses), net	(725,874)	97,483	(874,407)	(291,102)
Expenses
Salaries, commissions and benefits	213,044	211,461	437,598	404,261
Direct loan production costs	72,161	46,330	132,666	89,457
Marketing, travel, and entertainment	35,588	26,379	66,466	48,569
Depreciation and amortization	14,655	12,200	29,040	23,540
General and administrative	89,748	59,999	148,782	128,147
Servicing costs	49,745	35,083	92,812	65,517
Interest expense	158,939	133,467	299,704	253,877
Other expense (income)	1,170	1,846	3,376	(1,002)
Total expenses	635,050	526,765	1,210,444	1,012,366
Earnings (loss) before income taxes	(472,921)	329,418	(295,421)	68,602
Provision (benefit) for income taxes	(21,019)	14,939	(13,893)	1,151
Net income (loss)	(451,902)	314,479	(281,528)	67,451
Net income (loss) attributable to non-controlling interest	(371,308)	291,570	(226,235)	58,221
Net income (loss) attributable to UWM Holdings Corporation	$(80,594)	$22,909	$(55,293)	$9,230

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Loan origination volume by type
Purchase:
Conventional	$13,209,888	$16,825,147	$23,808,739	$30,004,615
Government	8,721,020	8,358,290	15,343,477	15,031,789
Jumbo and other(1)	1,841,685	2,115,964	3,285,211	4,010,034
Total purchase	$23,772,593	$27,299,401	$42,437,427	$49,046,438
Refinance:
Conventional	$6,011,927	$5,082,559	$18,125,526	$9,421,886
Government	8,401,321	5,688,192	20,669,778	10,387,486
Jumbo and other(1)	1,516,423	1,674,362	3,413,689	3,240,480
Total refinance	15,929,671	12,445,113	42,208,993	23,049,852
Total loan origination volume	$39,702,264	$39,744,514	$84,646,420	$72,096,290
Portfolio metrics
Average loan amount	$385	$380	$393	$383
Weighted average loan-to-value ratio	82.67%	81.97%	81.94%	81.83%
Weighted average credit score	738	735	739	736
Weighted average note rate	6.15%	6.56%	6.00%	6.58%
Percentage of loans sold
To GSEs/GNMA	93%	92%	93%	91%
To other counterparties	7%	8%	7%	9%
Servicing-retained	95%	94%	94%	93%
Servicing-released	5%	6%	6%	7%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity loans and lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2026	2025
Primary loss	$(663,441)	$(585,383)	$(78,058)	13.3%
Loan origination fees	155,489	141,795	13,694	9.7%
Provision for representation and warranty obligations	(6,669)	(9,801)	3,132	(32.0)%
Capitalization of MSRs	1,041,838	901,271	140,567	15.6%
Loan production income	$527,217	$447,882	$79,335	17.7%

Gain margin(1)	1.33%	1.13%	0.20%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2026	2025
Primary loss	$(1,364,052)	$(1,118,103)	$(245,949)	22.0%
Loan origination fees	315,223	254,070	61,153	24.1%
Provision for representation and warranty obligations	(12,237)	(20,176)	7,939	(39.3)%
Capitalization of MSRs	2,142,855	1,636,842	506,013	30.9%
Loan production income	$1,081,789	$752,633	$329,156	43.7%

Gain margin(1)	1.28%	1.04%	0.24%

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
The total of primary loss and capitalization of MSRs increased approximately $62.5 million for the three months ended June 30, 2026 as compared to the same period in 2025. This increase was primarily due to improved pricing and gain margin.
Loan origination fees increased by approximately $13.7 million for the three months ended June 30, 2026 as compared to the same period in 2025, due to increases in per loan origination and other fees, including from increased adoption of our TRAC+ and PA+ services. TRAC+ provides an efficient alternative to utilizing a traditional lender title policy and title company, and PA+ is a service that offers an additional level of loan processing support for our clients when needed. The provision for representations and warranties obligations decreased by $3.1 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to a decrease in expected loss rates, partially offset by an increase in loan sales.
The total of primary loss and capitalization of MSRs increased approximately $260.1 million for the six months ended June 30, 2026 as compared to the same period in 2025. This increase was primarily due to improved pricing and gain margin, and an increase in loan production volume of $12.6 billion, or 17.4%, from $72.1 billion to $84.6 billion during the six months ended June 30, 2026, as compared to the same period in 2025.
Loan origination fees increased by approximately $61.2 million for the six months ended June 30, 2026 as compared to the same period in 2025, due to increases in loan production volume and increases in per loan origination and other fees, including from increased adoption of our TRAC+ and PA+ services. The provision for representations and warranties obligations decreased by $7.9 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to a decrease in expected loss rates, partially offset by an increase in loan sales.
The increase in production volume for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in refinance volume, partially offset by a decrease in purchase volume.

Loan servicing income and servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that oversee our servicing operations):

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2026	2025
Contractual servicing fees	$215,891	$174,671	$41,220	23.6%
Late, ancillary and other fees	4,612	4,142	470	11.3%
Loan servicing income	$220,503	$178,813	$41,690	23.3%

Servicing costs	49,745	35,083	14,662	41.8%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2026	2025
Contractual servicing fees	$424,237	$360,903	$63,334	17.5%
Late, ancillary and other fees	9,645	8,427	1,218	14.5%
Loan servicing income	$433,882	$369,330	$64,552	17.5%

Servicing costs	92,812	65,517	27,295	41.7%

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Average UPB of loans serviced	$238,351,383	$217,681,122	$238,525,328	$223,613,414
Average number of loans serviced	609,085	598,316	618,764	631,048
Weighted average servicing fee as of period end	0.40%	0.35%	0.40%	0.35%

Loan servicing income was $220.5 million for the three months ended June 30, 2026, an increase of $41.7 million, or 23.3%, as compared to $178.8 million for the three months ended June 30, 2025. The increase in loan servicing income during the three months ended June 30, 2026 was primarily due to an increase in the average portfolio weighted average servicing fee as a result of increased retained servicing fees on new production due to better execution, as well as an increase in the average servicing portfolio UPB.

Servicing costs increased $14.7 million for the three months ended June 30, 2026, as compared to the same period in 2025 primarily as a result of higher shortfall interest, due to increased refinance volume in the second quarter of 2026, as well as increased foreclosure expenses and reserves for uncollectible servicing advances.

Loan servicing income was $433.9 million for the six months ended June 30, 2026, an increase of $64.6 million, or 17.5%, as compared to $369.3 million for the six months ended June 30, 2025. The increase in loan servicing income during the six months ended June 30, 2026 was primarily due to the same reasons as mentioned in the three months analysis above.

Servicing costs increased $27.3 million for the six months ended June 30, 2026, as compared to the same period in 2025 primarily due to the same reasons as mentioned in the three months analysis above.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	June 30, 2026	December 31, 2025
UPB of loans serviced	$247,648,881	$240,813,979
Number of loans serviced	633,705	663,743
MSR portfolio delinquency count (60+ days) as % of total	1.38%	1.62%
Weighted average note rate	5.93%	5.65%
Weighted average service fee	0.40%	0.36%

Interest income and Interest expense
For the periods presented below, interest income and the components of total interest expense were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2026	2025
Interest income	$140,283	$132,005	$8,278	6.3%
Less: Interest expense on funding facilities	72,129	82,692	(10,563)	(12.8)%
Net interest income	$68,154	$49,313	$18,841	38.2%

Interest expense on non-funding debt	$86,810	$50,775	$36,035	71.0%
Total interest expense	158,939	133,467	25,472	19.1%

	For the six months ended June 30,		Change $	Change %
($ in thousands)	2026	2025
Interest income	$273,759	$250,107	$23,652	9.5%
Less: Interest expense on funding facilities	142,167	153,022	(10,855)	(7.1)%
Net interest income	$131,592	$97,085	$34,507	35.5%

Interest expense on non-funding debt	$157,537	$100,855	$56,682	56.2%
Total interest expense	299,704	253,877	45,827	18.1%
Net interest income (interest income less interest expense on funding facilities) was $68.2 million for the three months ended June 30, 2026, an increase of $18.8 million, or 38.2%, as compared to $49.3 million for the three months ended June 30, 2025, as a result of an increase in interest income and a decrease in interest expense on funding facilities. The increase in interest income was primarily a result of higher average balances of mortgage loans at fair value, partially offset by lower average note rates on mortgage loans at fair value. The decrease in interest expense on funding facilities was primarily due to lower short-term interest rates, partially offset by higher average warehouse balances.
Interest expense on non-funding debt was $86.8 million for the three months ended June 30, 2026, an increase from $50.8 million for the three months ended June 30, 2025, primarily due to higher average borrowings under the MSR facilities, partially offset by lower interest rates on these facilities due to improved pricing and declines in short-term interest rates. Additionally, there was an increase in interest expense related to the $1.0 billion of 2031 Senior Notes issued in September of 2025, proceeds from which were used to repay the $800.0 million 2025 Senior Notes upon maturity in November 2025.
Net interest income (interest income less interest expense on funding facilities) was $131.6 million for the six months ended June 30, 2026, an increase of $34.5 million, or 35.5%, as compared to $97.1 million for the six months ended June 30, 2025, as a result of an increase in interest income and a decrease in interest expense on funding facilities. The increases in interest income and interest expense on funding facilities were primarily due to the same reasons mentioned in the three months analysis above.
Interest expense on non-funding debt was $157.5 million for the six months ended June 30, 2026, an increase from $100.9 million for the six months ended June 30, 2025, primarily due to the same reasons mentioned in the three months analysis above.

Other gains (losses)

The change in fair value of MSRs for the three months ended June 30, 2026 was a decrease of $122.7 million, as compared with a decrease of $111.4 million for the three months ended June 30, 2025. The decrease in fair value of MSRs for the three months ended June 30, 2026 was primarily attributable to a decline in fair value of approximately $168.6 million due to realization of cash flows, decay, and other (including loans paid in full, which increased as a result of higher refinance activity as well as higher retained servicing fees) and approximately $19.1 million of net reserves and transaction costs for bulk MSR sales, partially offset by an increase in fair value of approximately $65.1 million due to changes in valuation inputs and assumptions, net, (primarily due to changes in relevant market interest rates).

The decrease in fair value for the three months ended June 30, 2025 of approximately $111.4 million was primarily attributable to a decline in fair value of approximately $96.6 million due to realization of cash flows, decay, and other (including loans paid in full), approximately $18.0 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $3.2 million due to changes in valuation inputs and assumptions (primarily due to changes in relevant market interest rates and related valuation assumptions).

The change in fair value of MSRs for the six months ended June 30, 2026 was a decrease of $133.0 million, as compared with a decrease of $500.0 million for the six months ended June 30, 2025. The decrease in fair value of MSRs for the six months ended June 30, 2026 was primarily attributable to a decline in fair value of approximately $395.1 million due to realization of cash flows, decay, and other (including loans paid in full, which increased in 2026 as a result of higher refinance activity as well as higher retained servicing fees) and approximately $50.8 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows, partially offset by an increase in fair value of approximately $313.0 million due to changes in valuation inputs and assumptions (primarily due to changes in relevant market interest rates).

The decrease in fair value for the six months ended June 30, 2025 of approximately $500.0 million was primarily attributable to a decrease in fair value of approximately $247.7 million resulting from changes in valuation inputs and assumptions, primarily due to changes in relevant market interest rates, a decline of approximately $219.6 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $32.7 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The loss on other interest rate derivatives of $603.2 million for the three months ended June 30, 2026 was primarily attributable to increases in and volatility of interest rates during the second quarter of 2026. A significant portion of these derivative positions was entered into at the end of the first quarter and during of the second quarter of 2026. The loss on other interest rate derivatives of $741.4 million for the six months ended June 30, 2026 was due to the same reasons as mentioned in the three months analysis above.

The gain on other interest rate derivatives of $208.9 million for the three and six months ended June 30, 2025 was due to the gain on certain derivative financial instruments we entered into during the period as part of our overall interest rate mitigation strategy, primarily driven by changes in relevant market interest rates.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended June 30,		Change $	Change %
($ in thousands)	2026	2025
Salaries, commissions and benefits	$213,044	$211,461	$1,583	0.7%
Direct loan production costs	72,161	46,330	25,831	55.8%
Marketing, travel, and entertainment	35,588	26,379	9,209	34.9%
Depreciation and amortization	14,655	12,200	2,455	20.1%
General and administrative	89,748	59,999	29,749	49.6%
Other expense (income)	1,170	1,846	(676)	(36.6)%
Other costs	$426,366	$358,215	$68,151	19.0%

	For the six months ended June 30,		Change $	Change %
	2026	2025
Salaries, commissions and benefits	$437,598	$404,261	$33,337	8.2%
Direct loan production costs	132,666	89,457	43,209	48.3%
Marketing, travel, and entertainment	66,466	48,569	17,897	36.8%
Depreciation and amortization	29,040	23,540	5,500	23.4%
General and administrative	148,782	128,147	20,635	16.1%
Other expense (income)	3,376	(1,002)	4,378	(436.9)%
Other costs	$817,928	$692,972	$124,956	18.0%

Other costs were $426.4 million for the three months ended June 30, 2026, an increase of $68.2 million, or 19.0%, as compared to $358.2 million for the three months ended June 30, 2025. General and administrative expenses increased $29.7 million primarily due to increased software licensing and support costs, legal fees, and costs related to the terminated merger agreement with Two Harbors. Direct loan production costs increased $25.8 million, primarily due to costs associated with our free credit report program and free appraisals incentive. Marketing, travel and entertainment expenses increased $9.2 million, primarily due to increases in costs associated with broker incentives, training and development programs, and sponsorship fees. Depreciation and amortization increased $2.5 million primarily related to the impact of amortization on various leasehold improvements.

Other costs were $817.9 million for the six months ended June 30, 2026, an increase of $125.0 million, or 18.0%, as compared to $693.0 million for the six months ended June 30, 2025. This increase was primarily due to increases in direct loan production costs of $43.2 million, salaries, commissions and benefits of $33.3 million, general and administrative expenses of $20.6 million, marketing, travel and entertainment expenses of $17.9 million, depreciation and amortization of $5.5 million and other expense (income) of $4.4 million. The increase in salaries, commissions and benefits was primarily driven by increases in incentive-based compensation, as well as a shift in team member mix supporting our continued investments in AI and other technologies. The increase in other expense (income) was primarily as a result of an increase in TRA expense and change in fair value of retained investment securities. The increases for the remaining cost components are as a result of the same drivers mentioned in the three months analysis above.

Income Taxes

We recorded a $21.0 million benefit for income taxes during the three months ended June 30, 2026, compared to a $14.9 million provision for income taxes for the three months ended June 30, 2025. The decrease in income tax provision for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a decrease in pre-tax income attributable to the Company, and the effects of increased ownership in Holdings LLC due to Exchange Transactions.

We recorded a $13.9 million benefit for income taxes during the six months ended June 30, 2026, compared to a $1.2 million provision for income taxes for the six months ended June 30, 2025. The decrease in income tax provision for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to the same reasons mentioned in the three months analysis above.

Net loss

Net loss was $451.9 million for the three months ended June 30, 2026, a decrease of $766.4 million or 243.7%, as compared to net income of $314.5 million for the three months ended June 30, 2025. The decrease in net income was primarily the result of an increase in other losses (primarily hedging losses), net, of $823.4 million, an increase in total expenses (including income taxes) of $72.3 million, partially offset by an increase in total revenue of $129.3 million.

Net loss attributable to the Company of $80.6 million for the three months ended June 30, 2026 includes the net loss of Holdings LLC attributable to UWMC due to its approximate 21% ownership interest in Holdings LLC. Net income attributable to the Company of $22.9 million for the three months ended June 30, 2025, includes the net income of Holdings LLC attributable to the Company due to its approximate 13% ownership interest in Holdings LLC.

Net loss was $281.5 million for the six months ended June 30, 2026, a decrease of $349.0 million or 517.4%, as compared to net income of $67.5 million for the six months ended June 30, 2025. The decrease in net income was primarily the result of an increase of $583.3 million in other losses (primarily hedging losses), net, an increase in total expenses (including income taxes) of $183.0 million, partially offset by an increase in total revenue of $417.4 million.

Net loss attributable to the Company of $55.3 million for the six months ended June 30, 2026 includes the net loss of Holdings LLC attributable to UWMC due to its approximate 21% ownership interest in Holdings LLC. Net loss attributable to the Company of $9.2 million for the six months ended June 30, 2025 includes the net loss of Holdings LLC attributable to UWMC due to its approximate 13% ownership interest in Holdings LLC.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of June 30, 2026, there was $0.6 million of outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of June 30, 2026:

Facility Type[2]	Collateral	Line Amount as of June 30, 2026[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of June 30, 2026 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/10/2012	9/29/2026	$990,038
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/8/2026	153,287
Master Repurchase Agreement	Mortgage Loans	$325 Million	2/26/2016	12/17/2026	256,929
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	2/7/2025	2/5/2027	963,193
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	2/9/2026	2/9/2027	506,673
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/17/2027	1,314,608
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2027	661,696
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/14/2027	244,332
Master Repurchase Agreement	Mortgage Loans	$— [3]	10/30/2020	6/15/2027	—
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/24/2020	8/3/2027	1,056,961
Master Repurchase Agreement	Mortgage Loans	$3.5 Billion	5/9/2019	11/26/2027	2,207,548
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	244,813
					$8,600,078
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of June 30, 2026.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.00% to 1.75% for substantially all of our loan production volume as of June 30, 2026.

3 The combined funding limit with this counterparty is $2.0 billion, which can be allocated between the MRA Facility and the Conventional MSR Facility (see below) at UWM's discretion. As of June 30, 2026, all of this combined funding capacity was allocated to the Conventional MSR Facility.
Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of June 30, 2026, no amount was outstanding under the ASAP+ program and $244.8 million was outstanding through the EF program.

Covenants
Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of June 30, 2026.

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

On November 22, 2021, our consolidated subsidiary, UWM, issued $500.0 million in aggregate principal amount of senior unsecured notes due June 15, 2027 (the "2027 Senior Notes"). The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on June 15 and December 15 of each year. We used the proceeds from the issuance of the 2027 Senior Notes for general corporate purposes. The Company may currently redeem the 2027 Senior Notes at par plus accrued and unpaid interest.

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
The indentures governing the outstanding Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of June 30, 2026.
MSR Facilities
In 2022, our consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), which currently provides UWM with up to $2.0 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Conventional MSR Facility are based on the fair market value of the collateral, and borrowings under the Conventional MSR Facility bear interest based on one-month term SOFR plus an applicable margin. The current maturity date of the Conventional MSR Facility is July 15, 2027. As of June 30, 2026, $1.875 billion was outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, and net income as defined in the agreement. As of June 30, 2026, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, which currently provides UWM with up to $1.25 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. Currently, the draw period for the Ginnie Mae MSR Facility extends to March 20, 2028, and the maturity date is March 20, 2029. As of June 30, 2026, $1.075 billion was outstanding under the Ginnie Mae MSR Facility.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of June 30, 2026, we were in compliance with all applicable covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.14% and 7.32% for the three months ended June 30, 2026 and 2025, respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 6.16% and 7.32% for the six months ended June 30, 2026 and June 30, 2025, respectively.

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
In September 2025, UWM entered into Amendment No. 1 to the Revolving Credit Agreement with SFS Corp. which, among other things, subordinates amounts due under the Revolving Credit Agreement to amounts due under the outstanding senior notes including (i) restricting UWM from making any payment to SFS Corp., as lender, for amounts due under the Revolving Credit Agreement and (ii) restricting SFS Corp., as lender, from pursuing certain remedies, including acceleration, off-set or counterclaims, in each case upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and until such event of default is cured or waived. All other material terms of the Revolving Credit Agreement remain unchanged. The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of June 30, 2026. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2026.

Borrowings Against Investment Securities

UWM has entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of June 30, 2026, we had $83.7 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of June 30, 2026, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less any specified haircuts. These investment securities are financed on average at approximately 75% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of June 30, 2026, we had delivered $3.7 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of June 30, 2026, our finance lease liabilities were $22.4 million, $22.0 million of which relates to leases with related parties. Our financing lease agreements have remaining terms ranging from approximately three years to ten years.

Cash flow data for the six months ended June 30, 2026 and 2025

	For the six months ended June 30,
($ in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(1,885,842)	$328,022
Net cash provided by investing activities	774,094	1,556,333
Net cash provided by (used in) financing activities	1,106,791	(1,901,710)
Net decrease in cash and cash equivalents	$(4,957)	$(17,355)
Cash and cash equivalents at the end of the period	498,407	489,984

Net cash (used in) provided by operating activities
Net cash used in operating activities was $1.9 billion for the six months ended June 30, 2026 compared to net cash provided by operating activities of $328.0 million for the same period in 2025. The increase in cash flows used in operating activities year-over-year was primarily driven by the decrease in mortgage loans at fair value (funded in the normal course by borrowings on warehouse facilities) for the period ended June 30, 2026, as compared to the same period in 2025, and a decrease in net income as adjusted for non-cash operational items, including the capitalization and change in fair value of MSRs.

Net cash provided by investing activities

Net cash provided by investing activities was $774.1 million for the six months ended June 30, 2026 compared to $1.6 billion of net cash provided by investing activities for the same period in 2025. The decrease in cash flows provided by investing activities was primarily driven by a decrease in net proceeds from the sales of MSRs and excess servicing cash flows.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $1.1 billion for the six months ended June 30, 2026 compared to $1.9 billion of net cash used in financing activities for the same period in 2025. The increase in cash flows from financing activities was primarily driven by an increase in net borrowings under our MSR facilities during the six months ended June 30, 2026 as compared to the decrease for the same period in 2025, and lower net repayments under warehouse lines of credit for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 (related to the smaller decrease in mortgage loans at fair value for the six months ended June 30, 2026 compared to the same period in 2025).

Contractual Obligations

Cash requirements from contractual and other obligations

As of June 30, 2026, our material cash requirements from known contractual and other obligations include interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, payments to SFS Corp. under the TRA and required tax distributions to SFS Corp. There have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2025.
During the second quarter of 2026, the Board declared a dividend of $0.10 per share of Class A common stock for an aggregate amount of $34.2 million. Concurrently with this declaration, the Board, in its capacity as the Manager of Holdings LLC, under the Holdings LLC Second Amended and Restated Operating Agreement, approved a proportional distribution of $126.2 million from Holdings LLC to SFS Corp. with respect to Class B Units of Holdings LLC. The dividend and the distributions were paid on July 9, 2026.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 81% and 78% as of June 30, 2026 and December 31, 2025, respectively.

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

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025
Interest rate lock commitments—fixed rate (a)	$12,264,934	$11,770,855
Interest rate lock commitments—variable rate (a)	415,056	450,348
Commitments to sell loans	2,333,320	2,608,946
Forward commitments to sell mortgage-backed securities	15,914,170	14,355,079
Other interest rate derivatives	12,805,000	—

(a) Adjusted for pullthrough rates of 81% and 78% as of June 30, 2026 and December 31, 2025, respectively.
During the quarter, we exited positions for a significant number of interest rate derivatives that we had entered into at the end of the first quarter and beginning of the second quarter of 2026.
As of June 30, 2026, we had sold $3.2 billion of loans to a global insured depository institution and assigned the related trades to deliver the applicable loans into securities for end investors for settlement in July 2026.

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
•the impact of interest rate risks on our business and results of operations;
•the benefits and risks associated with an Exchange Transaction;
•the delays or failures to sell or securitize loans in the secondary market and its impact on our financial performance;
•our hedging and risk mitigation strategies, including the natural hedges provided by our originations;
•Our ability to successfully implement our hedging and risk mitigation strategies and the impact of unanticipated macroeconomic factors on such strategy;
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

Interest rate risk

We are subject to interest rate risk which may impact our origination volume and associated revenue, MSR valuations, IRLCs and mortgage loans at fair value valuations, and the net interest margin derived from our origination activities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, consequently extending the estimated life of the MSRs, and estimated float earnings increase, resulting in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase consequently truncating the estimated life of the MSRs, and estimated float earnings decrease, resulting in expected decreases in cash flows. Loan origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, therefore we believe that our origination business provides a natural hedge to servicing. We periodically evaluate our overall interest rate risk management strategy with respect to MSRs, which includes consideration of our natural business model hedge, regular sales of MSRs and excess servicing cash flows, and at times entering into other interest rate derivatives to mitigate the interest rate risk associated with all or a portion of our MSR portfolio.

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

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. We used June 30, 2026 market rates on our instruments outstanding at that time to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our performance because the relationship of the change in fair value may not be linear nor does it factor ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, FLSCs, and other interest rate derivatives as of June 30, 2026 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	June 30, 2026
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$51,009	$(61,761)
MSRs	(313,118)	234,587
IRLCs	74,457	(94,037)
Other interest rate derivatives	152,979	(163,032)
Total change in assets	$(34,673)	$(84,243)
Increase (decrease) in liabilities
FLSCs	$(126,609)	$147,669
Total change in liabilities	$(126,609)	$147,669

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are sold into the secondary market without recourse, we do have repurchase and indemnification obligations to investors for breaches under our loan sale agreements. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage loan plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. For the three and six months ended June 30, 2026, our originated loans had a weighted average loan to value ratio of 82.67% and 81.94%, respectively, and a weighted average FICO score of 738 and 739, respectively. For the three and six months ended June 30, 2025, our originated loans had a weighted average loan to value ratio of 81.97% and 81.83%, respectively, and a weighted average FICO score of 735 and 736, respectively.

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

In accordance with the best practices outlined by The Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with our trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three or six months ended June 30, 2026 and 2025.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 2, 2024, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM, the Company, SFS Corp., and Mat Ishbia, individually (collectively, the “UWM Defendants”) by Therisa D. Escue, Billy R. Escue, Jr., Kim Schelble, Brian P. Weatherill, et al. (collectively, the “Weatherill Plaintiffs”). The Weatherill Plaintiffs seek class certification, monetary damages, attorneys’ fees and equitable and injunctive relief. The Weatherill Plaintiffs allege, among other things, that for mortgage loans originated through UWM, UWM improperly influenced mortgage brokers in its network to steer prospective borrowers to obtain their mortgage loans from UWM at pricing and subject to fees substantially in excess of that charged by competitors, and that such mortgage brokers did not act independently but instead were captive to UWM. UWM filed its renewed motion to strike class allegations (the “Renewed Motion to Strike”) and answer to the first amended class action complaint on October 28, 2025. On July 20, 2026, the Court entered an opinion and order denying the Weatherill Plaintiffs motion for reconsideration of the Order and entered an opinion and order granting in part and denying in part the Renewed Motion to Strike.

On December 16, 2025, a complaint was filed by Andrew Arnold, et al. (“Arnold Plaintiffs”) in the 17th Judicial Circuit for Broward County, Florida against UWM, Appraisal Nation, LLC and AMC Links, LLC alleging that the appraisal fee charged to the Arnold Plaintiffs was unlawful, unfair and deceptive under Florida law. The Arnold Plaintiffs sought class certification, monetary damages, attorneys’ fees, and injunctive relief. On February 11, 2026, UWM filed its motion to dismiss and motion to sever in this case. On May 8, 2026, a joint stipulation to dismissal was filed in the case which dismissed UWM with prejudice from the case.

On February 4, 2026, a complaint was filed in the U.S. District Court for the District of Colorado against UWM by Bridget A. Warne, et al. (collectively, the “Warne Plaintiffs”). The Warne Plaintiffs seek class certification, monetary damages, and declaratory and injunctive relief. The Warne Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act by UWM under both theories of direct and vicarious liability. On March 31, 2026, UWM filed its motion to dismiss and strike class allegations on the basis that the calls at issue were not made by UWM, and that UWM should not be held vicariously liable for the actions of those who operate independently and of whom it has no control over day-to-day operations. On April 16, 2026, the Warne Plaintiffs filed their first amended class action complaint. UWM filed its motion to transfer venue, dismiss the amended complaint, and strike class allegations on May 14, 2026.

On May 14, 2026, Rocket Mortgage, LLC (“Rocket”), as successor to Nationstar Mortgage LLC, filed suit against UWM in the Supreme Court of the State of New York – Commercial Division alleging breach of contract with respect to certain mortgage servicing rights sales between Nationstar Mortgage LLC and UWM. Rocket seeks monetary damages and attorneys’ fees. UWM filed its motion to dismiss the complaint on July 31, 2026.

On June 12, 2026, a complaint was filed in the U.S. District Court for the District of New Jersey against Mercadien, P.C., CPAs (“Mercadien”) and UWM by Antonio Middlebrook, et al. (collectively, the “Middlebrook Plaintiffs”). The Middlebrook Plaintiffs allege, among other things, damages associated with a cyberattack of UWM’s vendor, Mercadien, on October 9, 2025. Two additional complaints were filed against UWM in the U.S. District Court for the Eastern District of Michigan by Ricky Lafountain, et al. (collectively, the “Lafountain Plaintiffs”) and in the Oakland County Circuit Court in the State of Michigan by Glenn Prentice, Sr., et al. (collectively, the “Prentice Plaintiffs”), each on July 1, 2026 which contain materially similar allegations to those made by the Middlebrook plaintiffs in their complaint related to the Mercadien cyberattack. The Middlebrook Plaintiffs seek class certification, monetary damages, attorneys’ fees, and injunctive relief. The Lafountain Plaintiffs and the Prentice Plaintiffs seek class certification, monetary damages, attorneys’ fees, and declaratory and injunctive relief. UWM intends to aggressively defend itself in connection with the claims made in all three complaints as UWM was not the party who suffered the cyberattack.

On June 26, 2026, a complaint was filed in the U.S. District Court for the District of Colorado against UWM by Jennifer Fox, et al. (collectively, the “Fox Plaintiffs”). The Fox Plaintiffs seek class certification, monetary damages, attorneys’ fees, and declaratory and injunctive relief. The Fox Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act and the Colorado No-Call List Act by UWM. The allegations asserted by the Fox Plaintiffs in their complaint are similar to the allegations asserted by other similar plaintiffs in their respective complaints for which UWM has sought dismissal on the basis that UWM should not be held vicariously liable for the actions of those who operate independently and of whom it has no control over day-to-day operations. UWM intends to aggressively defend itself in connection with the claims made in this complaint.

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

UWM HOLDINGS CORPORATION

Date: August 7, 2026	By:	/s/ Rami Hasani
Rami Hasani
Executive Vice President, Chief Financial Officer