Form 10-Q
period 2026-09-30
UWM Holdings Corp
filed 2026-11-06
CIK 1783398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 4, 2026, the registrant had 345,222,915 shares of Class A common stock outstanding and 1,261,862,603 shares of Class D common stock outstanding.

PART I
Item 1. Financial Statements
UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents (includes restricted cash of $25.6 million and $21.0 million, respectively)	$420,420	$503,364
Mortgage loans at fair value	8,634,559	9,932,729
Derivative assets	292,840	37,567
Investment securities at fair value, pledged	88,152	100,512
Accounts receivable, net	726,566	526,694
Mortgage servicing rights	6,527,159	4,073,781
Premises and equipment, net	173,134	180,199
Operating lease right-of-use asset (includes $88.7 million and $93.4 million, respectively, with related parties)	89,213	94,310
Finance lease right-of-use asset, net (includes $19.1 million and $20.7 million, respectively, with related parties)	19,550	21,247
Loans eligible for repurchase from Ginnie Mae	1,477,371	1,133,359
Other assets	361,597	324,914
Total assets	$18,810,561	$16,928,676
Liabilities, redeemable preferred stock and equity
Warehouse lines of credit	$7,650,963	$8,912,496
Derivative liabilities	256,608	26,574
Secured lines of credit	2,290,000	1,200,000
Borrowings against investment securities	80,677	87,497
Accounts payable, accrued expenses and other	1,107,101	707,790
Accrued distributions and dividends payable	26,125	161,292
Senior notes	2,985,505	2,981,975
Operating lease liability (includes $94.7 million and $99.7 million, respectively, with related parties)	95,228	100,596
Finance lease liability (includes $21.5 million and $22.9 million, respectively, with related parties)	21,922	23,468
Loans eligible for repurchase from Ginnie Mae	1,477,371	1,133,359
Total liabilities	15,991,500	15,335,047
Redeemable Preferred Stock
Series A-1 preferred stock, $0.0001 par value; 1,500,000 shares issued and outstanding (current redemption value of $2,100,000)	1,363,772	—
Series A-2 preferred stock, $0.0001 par value; 150,000 shares issued and outstanding (current redemption value of $210,000)	136,378	—
Total redeemable preferred stock	1,500,150	—
Equity
Preferred stock, $0.0001 par value - 98,350,000 and 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; none issued and outstanding as of either date.	—	—
Class A common stock, $0.0001 par value - 4,000,000,000 shares authorized, 345,098,878 and 268,415,480 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	35	27
Class B common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2026 or December 31, 2025	—	—
Class C common stock, $0.0001 par value - 1,700,000,000 shares authorized, none issued and outstanding as of September 30, 2026 or December 31, 2025	—	—
Class D common stock, $0.0001 par value - 1,700,000,000 shares authorized, 1,261,862,603 and 1,331,482,620 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	126	133
Additional paid-in capital	46,438	9,910
Retained earnings	150,021	189,447
Non-controlling interest	1,122,291	1,394,112
Total equity	1,318,911	1,593,629
Total liabilities, redeemable preferred stock and equity	$18,810,561	$16,928,676

See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue
Loan production income	$414,976	$542,144	$1,496,765	$1,294,777
Loan servicing income	246,621	169,019	680,503	538,349
Interest income	149,496	132,089	423,255	382,196
Total revenue	811,093	843,252	2,600,523	2,215,322
Other gains (losses)
Change in fair value of mortgage servicing rights	470,324	(307,825)	337,306	(807,831)
Gain (loss) on other interest rate derivatives	(481,537)	27,813	(1,222,926)	236,717
Other gains (losses), net	(11,213)	(280,012)	(885,620)	(571,114)
Expenses
Salaries, commissions, and benefits	197,683	222,760	635,281	627,021
Direct loan production costs	52,571	64,213	185,237	153,670
Marketing, travel, and entertainment	32,545	23,410	99,011	71,979
Depreciation and amortization	14,611	12,747	43,651	36,287
General and administrative	74,067	62,243	222,849	190,390
Servicing costs	34,062	33,928	126,874	99,445
Interest expense	164,816	132,084	464,520	385,961
Other expense (income)	5,824	(815)	9,200	(1,817)
Total expenses	576,179	550,570	1,786,623	1,562,936
Earnings (loss) before income taxes	223,701	12,670	(71,720)	81,272
Provision (benefit) for income taxes	11,131	582	(2,762)	1,733
Net income (loss)	212,570	12,088	(68,958)	79,539
Less: Net income (loss) attributable to non-controlling interest	157,048	13,350	(69,187)	71,571
Net income (loss) attributable to UWM Holdings Corporation	55,522	(1,262)	229	7,968
Less: Preferred stock dividends	26,125	—	26,125	—
Net income (loss) available to Class A common shareholders	$29,397	$(1,262)	$(25,896)	$7,968

Earnings (loss) per share of Class A common stock (see Note 18):
Basic	$0.09	$(0.01)	$(0.08)	$0.04
Diluted	$0.09	$(0.01)	$(0.08)	$0.04
Weighted average shares outstanding:
Basic	343,280,299	221,354,499	324,496,652	196,072,271
Diluted	343,280,299	221,354,499	324,496,652	1,598,953,257
See accompanying Notes to the Condensed Consolidated Financial Statements.

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2025	157,940,987	$16	1,440,332,098	$144	$3,523	$157,837	$1,892,328	$2,053,848
Net loss	—	—	—	—	—	(13,679)	(233,349)	(247,028)
Class A common stock dividends	—	—	—	—	—	(18,775)	—	(18,775)
Member distributions to SFS Corp.	—	—	—	—	—	—	(148,395)	(148,395)
Stock-based compensation	291,194	—	—	—	775	132	8,259	9,166
Re-measurement of non-controlling interest due to change in parent ownership and other	42,549,478	4	(42,549,478)	(4)	—	34,892	(48,359)	(13,467)
Balance, March 31, 2025	200,781,659	$20	1,397,782,620	$140	$4,298	$160,407	$1,470,484	$1,635,349
Net income	—	—	—	—	—	22,909	291,570	314,479
Class A common stock dividends	—	—	—	—	—	(20,653)	—	(20,653)
Member distributions to SFS Corp.	—	—	—	—	—	—	(190,868)	(190,868)
Stock-based compensation	697,904	—	—	—	1,390	—	9,651	11,041
Re-measurement of non-controlling interest due to change in parent ownership and other	4,500,000	1	(4,500,000)	(1)	—	7,657	(9,023)	(1,366)
Balance, June 30, 2025	205,979,563	$21	1,393,282,620	$139	$5,688	$170,320	$1,571,814	$1,747,982
Net income	—	—	—	—	—	(1,262)	13,350	12,088
Class A common stock dividends	—	—	—	—	—	(23,487)	—	(23,487)
Member distributions to SFS Corp.	—	—	—	—	—	—	(155,959)	(155,959)
Stock-based compensation	512,367	—	—	—	1,891	—	12,205	14,096
Re-measurement of non-controlling interest due to change in parent ownership and other	27,800,000	2	(27,800,000)	(2)	—	24,364	(32,006)	(7,642)
Balance, September 30, 2025	234,291,930	$23	1,365,482,620	$137	$7,579	$169,935	$1,409,404	$1,587,078

	Class A Common Stock Shares	Class A Common Stock Amount	Class D Common Stock Shares	Class D Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balance, January 1, 2026	268,415,480	$27	1,331,482,620	$133	$9,910	$189,447	$1,394,112	$1,593,629
Net income	—	—	—	—	—	25,301	145,073	170,374
Class A common stock dividends	—	—	—	—	—	(31,364)	—	(31,364)
Member distributions to SFS Corp.	—	—	—	—	—	—	(129,106)	(129,106)
Stock-based compensation	468,271	—	—	—	2,672	—	12,517	15,189
Re-measurement of non-controlling interest due to change in parent ownership and other	44,000,000	4	(44,000,000)	(4)	11	33,384	(51,216)	(17,821)
Balance, March 31, 2026	312,883,751	$31	1,287,482,620	$129	$12,593	$216,768	$1,371,380	$1,600,901
Net loss	—	—	—	—	—	(80,594)	(371,308)	(451,902)
Class A common stock dividends	—	—	—	—	—	(34,225)	—	(34,225)
Member distributions to SFS Corp.	—	—	—	—	—	—	(126,816)	(126,816)
Stock-based compensation	3,743,367	—	—	—	2,439	—	9,458	11,897
Re-measurement of non-controlling interest due to change in parent ownership and other	25,620,017	3	(25,620,017)	(3)	—	16,697	(31,244)	(14,547)
Balance, June 30, 2026	342,247,135	34	1,261,862,603	126	15,032	118,646	851,470	985,308
Net income	—	—	—	—	—	55,522	157,048	212,570
Preferred stock dividends	—	—	—	—	—	(26,125)	—	(26,125)
Member distributions to SFS Corp.	—	—	—	—	—	—	—	—
Stock-based compensation	2,851,743	—	—	—	2,086	—	7,681	9,767
Issuance of warrants, net of allocated issuance costs	—	—	—	—	29,320	—	108,071	137,391
Re-measurement of non-controlling interest due to change in parent ownership and other	—	1	—	—		1,978	(1,979)	—
Balance, September 30, 2026	345,098,878	$35	1,261,862,603	$126	$46,438	$150,021	$1,122,291	$1,318,911

UWM HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(68,958)	$79,539
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reserve for representations and warranties	19,315	25,758
Capitalization of mortgage servicing rights	(2,903,593)	(2,466,820)
Change in fair value of mortgage servicing rights	(337,306)	807,831
Depreciation & amortization	45,597	40,301
Stock-based compensation expense	35,844	34,771
Decrease (increase) in fair value of investment securities	6,685	(3,752)
Decrease in fair value of warrants liability	—	(1,224)
Decrease (increase) in:
Mortgage loans at fair value	1,298,170	(1,267,924)
Derivative assets	(238,733)	8,518
Other assets	(245,630)	(12,742)
Increase (decrease) in:
Derivative liabilities	230,034	5,248
Other liabilities	299,641	(818)
Net cash used in operating activities	(1,858,934)	(2,751,314)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment, and capitalization of internal-use software	(41,263)	(52,310)
Net proceeds from sale of mortgage servicing rights	846,711	2,242,614
Proceeds from principal payments on investment securities	5,674	5,486
Margin calls on borrowings against investment securities	(2,800)	3,500
Investment in private company equity securities	—	(100,000)
Net cash provided by investing activities	808,322	2,099,290
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under warehouse lines of credit	(1,261,532)	1,085,921
Repayments of finance lease liabilities	(1,545)	(1,732)
Borrowings under secured lines of credit	4,912,450	1,475,000
Repayments under secured lines of credit	(3,822,450)	(1,975,000)
Borrowings against investment securities	292,971	262,813
Repayments of borrowings against investment securities	(299,791)	(266,318)
Proceeds from issuance of senior notes	—	1,000,000
Discount and direct issuance cost of senior notes	—	(8,313)
Proceeds from issuance of redeemable preferred stock and warrants	1,650,000	—
Direct issuance costs on redeemable preferred stock and warrants	(16,090)	—
Dividends paid to Class A common shareholders	(94,092)	(55,167)
Member distributions paid to SFS Corp.	(388,082)	(501,451)
Other financing activities	(4,171)	(365)
Net cash provided by financing activities	967,668	1,015,388
DECREASE IN CASH AND CASH EQUIVALENTS	(82,944)	363,364
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	503,364	507,339
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$420,420	$870,703
SUPPLEMENTAL INFORMATION
Cash paid for interest	$468,040	$356,030
Cash paid for taxes	137	622
Preferred stock issuance costs incurred but not yet paid	12,910	—

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
The Company is organized in an “Up-C” structure in which United Wholesale Mortgage, LLC (“UWM”), a Michigan limited liability company (the operating subsidiary) is 100% owned directly by UWM Holdings, LLC (“Holdings LLC”), a Delaware limited liability company which is in turn owned by SFS Holding Corp. (“SFS Corp.”), a Michigan corporation and by the Company. Holdings LLC has two classes of common equity, Class B Common Units, which are held solely by SFS Corp., and Class A Common Units, which are held solely by the Company. Holdings LLC also has two classes of preferred equity, Series A-1 Preferred Units and Series A-2 Preferred Units, which are also both held solely by the Company, and mirror the Series A-1 Preferred Stock and Series A-2 Preferred Stock issued by the Company. The Company is the manager of Holdings LLC and its only material direct asset consists of Class A Common Units, Series A-1 Preferred Units and Series A-2 Preferred Units in Holdings LLC. See Note 11 - Redeemable Preferred Stock and Warrants for further information.
The Company’s current capital structure authorizes four classes of common Stock, Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each of the Class A Common Stock and Class B Common Stock have the same economic interest in the Company, with Class A Common Stock having one vote per share and the Class B Common Stock having 10 votes per share. The holders of Class C common stock and Class D common stock do not have any economic rights, but have one vote per share and 10 votes per share, respectively. Pursuant to our Certificate of Incorporation, only SFS Corp. and its shareholders can hold either Class B Common Stock or Class D Common Stock. In addition, the Company has two classes of Preferred Stock outstanding, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock. See Note 11 - Redeemable Preferred Stock and Warrants for further information.
As part of our structure, SFS Corp. holds Holdings LLC Class B Common Units and an equal number of shares of Class D common stock (each, a “Paired Interest"). Each Paired Interest may be exchanged at any time by SFS Corp. into, at the option of the Company, either, (a) cash or (b) one share of the Company’s Class B common stock (an "Exchange Transaction"). Each share of Class B common stock is convertible into one share of Class A common stock upon the transfer or assignment of such share from SFS Corp. to a non-affiliated third-party. See Note 12 - Non-Controlling Interest for further information.
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
Income Taxes
The Company accounts for income taxes during interim periods by applying an estimated annual effective tax rate to year-to-date earnings (loss) before income taxes to compute the year-to-date tax expense (or benefit). At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year, adjusted for discrete items, if any, that arise during the period. In any period in which the Company acquires additional units of Holdings LLC by means of an Exchange Transaction, the Company records the related income tax effects as an adjustment to equity. See Note 16 – Income Taxes for further information.
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
In connection with the issuance of the Series A Preferred Stock and the Warrants, on August 5, 2026, the Company and SFS Corp. entered into and amended and restated TRA (the “TRA Amendment”). Pursuant to the TRA Amendment, (i) LIBOR was replaced with a term SOFR-based rate as the reference rate, (ii) the Company’s ownership of the Series A-1 Preferred Units and Series A-2 Preferred Units was carved out from the hypothetical tax liability and the actual tax liability calculations, and (iii) references to the limited liability company agreement of Holdings LLC were updated to reflect the Third Amended and Restated Limited Liability Company Agreement. Except as modified by the TRA Amendment, all other material terms of the Tax Receivable Agreement remain in full force and effect.
Related Party Transactions
In addition to the TRA, the Company has entered into various other transactions with related parties. See Note 15 – Related Party Transactions for further information. See also Note 11 - Redeemable Preferred Stock and Warrants and Note 19 - Subsequent Events for information on certain additional related party transactions.
Stock-Based Compensation
In 2021, the Company adopted the UWM Holdings Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights. Pursuant to the 2020 Plan, the Company reserved a total of 80,000,000 shares of common stock for issuance of stock-based compensation awards, and 37,882,350 shares remained available for issuance under the 2020 Plan as of September 30, 2026.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant and is included in "Salaries, commissions, and benefits" on the consolidated statements of operations. The Company made a policy election to recognize the effects of forfeitures as they occur. See Note 17 – Stock-based Compensation for further information.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which requires paid-in-kind ("PIK") dividends on equity-classified preferred stock to be initially measured based on the PIK dividend rate stated in the preferred stock agreement. The ASU may be applied either prospectively or on a modified retrospective basis for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential impacts of the guidance in this ASU.
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

(In thousands)	September 30, 2026	December 31, 2025
Mortgage loans, unpaid principal balance	$8,684,723	$9,735,186
Premiums paid on mortgage loans	119,930	121,140
Fair value adjustment	(170,094)	76,403
Mortgage loans at fair value	$8,634,559	$9,932,729
NOTE 3 – DERIVATIVES
The Company enters into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. To determine the fair value of the IRLCs, each contract is evaluated based upon its stage in the application, approval and origination process for its likelihood of consummating the transaction (or “pullthrough”). Pullthrough is estimated based on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. Generally, the further into the process the more likely that the IRLC will convert to a loan. The blended average pullthrough rate was 84% and 78% as of September 30, 2026 and December 31, 2025, respectively. The Company primarily uses forward loan sale commitments (“FLSCs”) to economically hedge its pipeline of IRLCs and mortgage loans at fair value. From time to time, the Company enters into other interest rate derivatives as part of its overall interest rate risk mitigation strategy, including risks associated with all or a portion of our MSR portfolio. These other derivative financial instruments are measured at estimated fair value with changes in fair value recorded in the condensed consolidated statements of operations within the "Gain (loss) on other interest rate derivatives" line item in the "Other gains (losses), net" section.
In connection with the issuance of the Series A Preferred Stock in August 2026, the Company identified certain embedded redemption features that are required to be bifurcated from the preferred stock host and accounted for separately as a compound embedded derivative (see Note 11 - Redeemable Preferred Stock and Warrants for additional information). The compound embedded derivative arises from contractual redemption provisions of the Series A Preferred Stock and was not entered into for risk management or hedging purposes and is not designated as a hedging instrument. The compound embedded derivative is measured at estimated fair value on a recurring basis, with changes in fair value recognized in “Other expense (income)” in the condensed consolidated statements of operations.
Derivative assets and liabilities, including the compound embedded derivative, are presented within “Derivative assets” and “Derivative liabilities,” as applicable, in the condensed consolidated balance sheets.
The notional amounts (as applicable) and fair values of derivative financial instruments not designated as hedging instruments were as follows (in thousands):

	September 30, 2026				December 31, 2025
	Fair value				Fair value
	Derivative assets	Derivative liabilities	Notional Amount		Derivative assets	Derivative liabilities	Notional Amount
IRLCs	$2,069	$113,737	$8,626,351	(a)	$27,780	$6,475	$12,221,203	(a)
FLSCs	274,231	1,103	15,170,857		9,787	20,099	16,964,025
Other interest rate derivatives	—	141,768	5,700,000		—	—	—
Compound embedded derivative	16,540	—	N/A		—	—	—
Total	$292,840	$256,608			$37,567	$26,574
(a)Notional amounts have been adjusted for pullthrough rates of 84% and 78% as of September 30, 2026 and December 31, 2025, respectively.
NOTE 4 – ACCOUNTS RECEIVABLE, NET
The following summarizes accounts receivable, net (in thousands):

	September 30, 2026	December 31, 2025
Margin deposits	$245,327	$51,103
Servicing advances	155,222	177,281
Servicing fees	119,251	136,780
Derivative settlements receivable	113,648	7,918
Receivables from sales of servicing	68,436	128,223
Origination receivables	32,911	28,079
Other receivables	10,300	2,018
Allowance for doubtful accounts	(18,530)	(4,708)
Total accounts receivable, net	$726,566	$526,694
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
The unpaid principal balance of mortgage loans serviced for others approximated $269.8 billion and $240.8 billion at September 30, 2026 and December 31, 2025, respectively. Conforming conventional loans serviced by the Company have previously been sold to Fannie Mae and Freddie Mac on a non-recourse basis, whereby credit losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Loans serviced for Ginnie Mae are insured by the FHA, guaranteed by the VA, or insured by other applicable government programs. While the above guarantees and insurance are the responsibility of those parties, the Company is still subject to potential losses related to its servicing of these loans. Those estimated losses are incorporated into the valuation of MSRs.
The following table summarizes changes in the MSR assets for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Fair value, beginning of period	$5,311,465	$3,445,195	$4,073,781	$3,969,881
Capitalization of MSRs	760,738	829,978	2,903,593	2,466,820
MSR and excess servicing sales	(41,305)	(692,061)	(864,301)	(2,386,291)
Changes in fair value:
Due to changes in valuation inputs and assumptions	659,136	(158,842)	972,089	(406,509)
Due to collection/realization of cash flows and other	(162,875)	(115,685)	(558,003)	(335,316)
Fair value, end of period	$6,527,159	$3,308,585	$6,527,159	$3,308,585
The following is a summary of the components of the total change in fair value of MSRs as reported in the condensed consolidated statements of operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Changes in fair value:
Due to changes in valuation inputs and assumptions, net	$632,858	$(158,842)	$945,811	$(406,509)
Due to collection/realization of cash flows and other	(162,875)	(115,685)	(558,003)	(335,316)
Net reserves and transaction costs on sales of servicing rights	341	(33,298)	(50,502)	(66,006)
Changes in fair value of mortgage servicing rights	$470,324	$(307,825)	$337,306	$(807,831)
During the three months ended September 30, 2026 and 2025, the Company sold MSRs on loans with an aggregate UPB of approximately $2.5 billion and $24.1 billion, respectively, for proceeds of approximately $41.3 million and $547.4 million, respectively. There were no excess servicing cash flow sales during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $19.3 billion for proceeds of approximately $146.2 million. In connection with the MSR sales, the Company recorded approximately $0.3 million and $33.3 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.
During the nine months ended September 30, 2026 and 2025, the Company sold MSRs on loans with an aggregate UPB of approximately $54.2 billion and $112.4 billion, respectively, for proceeds of approximately $864.0 million and $1.9 billion, respectively. There were no excess servicing cash flow sales during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company sold excess servicing cash flows on certain agency loans with a total UPB of approximately $60.7 billion for proceeds of approximately $532.0 million. In connection with the MSR sales, the Company recorded approximately $50.5 million and $66.0 million, respectively, for estimated reserves and transaction costs, which is reflected as part of the change in fair value of MSRs in the condensed consolidated statements of operations.

The following table summarizes the loan servicing income recognized during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Contractual servicing fees	$241,946	$165,518	$666,183	$526,421
Late, ancillary and other fees	4,675	3,501	14,320	11,928
Loan servicing income	$246,621	$169,019	$680,503	$538,349
The key unobservable inputs used in determining the fair value of the Company’s MSRs were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
	Range			Weighted Average	Range			Weighted Average
Discount rates	7.2%	—	12.5%	8.8%	7.8%	—	13.7%	9.4%
Annual prepayment speeds	5.8%	—	19.4%	7.0%	5.4%	—	22.1%	10.3%
Cost of servicing	$74	—	$158	$87	$74	—	$149	$87
The hypothetical effect of adverse changes in these key assumptions would result in a decrease in fair values as follows at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Discount rate:
+ 10% adverse change – effect on value	$(255,581)	$(149,409)
+ 20% adverse change – effect on value	(491,706)	(286,410)
Prepayment speeds:
+ 10% adverse change – effect on value	$(201,668)	$(168,559)
+ 20% adverse change – effect on value	(391,939)	(323,246)
Cost of servicing:
+ 10% adverse change – effect on value	$(33,167)	$(25,173)
+ 20% adverse change – effect on value	(67,264)	(49,316)
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

NOTE 6 – WAREHOUSE AND OTHER SECURED LINES OF CREDIT
Warehouse Lines of Credit
The Company had the following warehouse lines of credit with financial institutions as of September 30, 2026 and December 31, 2025 (in thousands):

Warehouse Lines of Credit [1,2]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of September 30, 2026	Total Advanced Against Line as of December 31, 2025

Master Repurchase Agreement ("MRA") Funding Limits as of September 30, 2026:
$325 Million	2/26/2016	12/17/2026	$280,647	$288,777
$1.5 Billion	2/7/2025	2/5/2027	639,262	827,941
$1.0 Billion	2/9/2026	2/9/2027	538,771	—
$3.0 Billion	12/31/2014	2/17/2027	1,760,302	1,353,618
$1.0 Billion	3/7/2019	2/19/2027	588,934	709,683
$500 Million	2/29/2012	5/14/2027	178,365	396,734
$— [3]	10/30/2020	6/15/2027	—	123,379
$2.0 Billion	7/24/2020	8/3/2027	720,296	1,319,244
$2.0 Billion	7/10/2012	9/28/2027	597,654	898,190
$750 Million	4/23/2021	10/08/2027	128,241	167,375
$3.5 Billion	5/9/2019	11/26/2027	1,900,353	2,807,107
Early Funding:
$600 Million (ASAP + - see below)		No expiration	—	—
$750 Million (EF - see below)		No expiration	318,138	20,448
			7,650,963	8,912,496
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of September 30, 2026.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.00% to 1.75% for substantially all of our loan production volume as of September 30, 2026 and 1.15% to 1.75% as of December 31, 2025.
3 The combined funding limit with this counterparty is $2.0 billion, which can be allocated between the MRA Facility and the Conventional MSR Facility (see below) at UWM's discretion. As of September 30, 2026, all of this combined funding capacity was allocated to the Conventional MSR Facility.
We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before we have grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2026, we had no balance outstanding through the ASAP+ program and $318.1 million was outstanding through the EF program.
As of September 30, 2026, the Company had pledged mortgage loans at fair value as collateral under its warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income, as defined in the agreements. The Company was in compliance with all of these covenants as of September 30, 2026.
MSR Facilities
In 2022, the Company's consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank which currently provides UWM with up to $2.0 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings under the Conventional MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Conventional MSR Facility bear interest based on SOFR plus an applicable margin. The current maturity date of the Conventional MSR Facility is June 15, 2027. As of September 30, 2026, $1.415 billion was outstanding under the Conventional MSR Facility, and as of December 31, 2025, $900.0 million was outstanding under the Conventional MSR Facility. The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2026, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, the Company's consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, which currently provides UWM with up to $1.25 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings under the Ginnie Mae MSR Facility are based on advance rates on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. Currently, the draw period for the Ginnie Mae MSR Facility extends to March 20, 2028, and the maturity date is March 20, 2029. As of September 30, 2026, $875.0 million was outstanding under the Ginnie Mae MSR Facility and as of December 31, 2025, $300.0 million was outstanding under the Ginnie Mae MSR Facility. The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2026, the Company was in compliance with all applicable covenants.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.31% and 7.17% for the three months ended September 30, 2026 and 2025, respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 6.22% and 7.21% for the nine months ended September 30, 2026 and 2025 , respectively.
Outstanding borrowings under the MSR facilities are reported within the "Secured lines of credit" financial statement line item on the condensed consolidated balance sheets.
NOTE 7 – OTHER BORROWINGS
Senior Notes
The following is a summary of the Company's outstanding senior notes (in thousands):

			September 30, 2026		December 31, 2025
Facility Type	Maturity Date	Stated Interest Rate	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
2027 Senior notes(1)	06/15/2027	5.750%	$499,386	$500,000	$498,736	$500,000
2029 Senior notes(2)	04/15/2029	5.500%	697,776	700,000	697,120	700,000
2030 Senior notes(3)	02/01/2030	6.625%	795,367	800,000	794,324	800,000
2031 Senior notes(4)	03/15/2031	6.250%	992,976	1,000,000	991,795	1,000,000
Total senior notes			$2,985,505	$3,000,000	$2,981,975	$3,000,000

Weighted average effective interest rate			6.25%		6.25%

(1) Carrying amount includes $0.6 million and $1.3 million of unamortized debt issuance costs and discounts as of September 30, 2026 and December 31, 2025, respectively.
(2) Carrying amount includes $2.2 million and $2.9 million of unamortized debt issuance costs and discounts as of September 30, 2026 and December 31, 2025, respectively.
(3) Carrying amount includes $4.6 million and $5.7 million of unamortized debt issuance costs and discounts as of September 30, 2026 and December 31, 2025, respectively.
(4) Carrying amount includes $7.0 million and $8.2 million of unamortized debt issuance costs and discounts as of September 30, 2026 and December 31, 2025, respectively.
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

2029 Senior Notes
On April 7, 2021, the Company's consolidated subsidiary, UWM, issued $700.0 million in aggregate principal amount of senior unsecured notes due April 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes accrue interest at a rate of 5.500% per annum. Interest on the 2029 Senior Notes is due semi-annually on April 15 and October 15 of each year. The Company may currently redeem the 2029 Senior Notes at par plus accrued and unpaid interest.

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

The indentures governing the 2027, 2029, 2030, and 2031 Senior Notes contain operating covenants and restrictions, subject to a number of exceptions and qualifications. The Company was in compliance with the terms of the indentures as of September 30, 2026.
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
In September 2025, UWM entered into Amendment No. 1 to the Revolving Credit Agreement with SFS Corp. which, among other things, subordinates amounts due under the Revolving Credit Agreement to amounts due under the outstanding senior notes including (i) restricting UWM from making any payment to SFS Corp., as lender, for amounts due under the Revolving Credit Agreement and (ii) restricting SFS Corp., as lender, from pursuing certain remedies, including acceleration, off-set or counterclaims, in each case upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and until such event of default is cured or waived. All other material terms of the Revolving Credit Agreement remain unchanged. The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with these covenants. The Company was in compliance with these covenants as of September 30, 2026. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2026 or December 31, 2025.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Representations and Warranties Reserve
Loans sold to investors, which the Company believes met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase by the Company in the event of specific default by the borrower or upon subsequent discovery that underwriting or documentation standards were not explicitly satisfied. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans or be subject to other guaranty requirements and subject to loss. The Company initially records its exposure under such guarantees at estimated fair value upon the sale of the related loan, within "Accounts payable, accrued expenses, and other" as well as within "Loan production income" and continues to evaluate its on-going exposures in subsequent periods. The reserve is estimated based on the Company’s assessment of its obligations, including expected losses, expected frequency, the overall potential remaining exposure, as well as an estimate for a market participant’s potential readiness to stand by to perform on such obligations. The Company repurchased $52.1 million and $68.1 million in UPB of loans during the three months ended September 30, 2026 and 2025, respectively, and $179.6 million and $150.2 million in UPB of loans during the nine months ended September 30, 2026 and 2025, respectively, related to its representations and warranties obligations.
The activity of the representations and warranties reserve was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$104,475	$98,941	$102,277	$87,647
Additions	6,298	5,582	19,315	25,758
Loss realized, net of adjustments	(5,300)	(7,121)	(16,119)	(16,003)
Balance, end of period	$105,473	$97,402	$105,473	$97,402
Commitments to Originate Loans
As of September 30, 2026, the Company had agreed to extend credit to potential borrowers for approximately $14.4 billion. These contracts represent off-balance sheet credit risk where the Company may be required, subject to completion of underwriting, to extend credit to these borrowers based on the prevailing interest rates and prices at the time of execution. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
Legal and Regulatory Matters

The Company operates in a heavily regulated industry that is highly sensitive to consumer protection and is subject to numerous federal, state and local laws. The Company is involved from time to time in consumer complaints, regulatory examinations and actions, and legal proceedings, and other litigation in the ordinary course of our business. The Company may also initiate legal proceedings to enforce its contractual or other rights and may assert claims or counterclaims in connection with litigation.

The Company is currently involved in various legal proceedings arising from its business activities or those of its subsidiaries, including but not limited to the matters described in Part II, Item 1, “Legal Proceedings.” These proceedings include putative class actions and other matters in which claims have been asserted against the Company, or its subsidiaries, and/or certain of its or their directors and executive officers, as well as matters in which the Company, or its subsidiaries, has asserted claims or counterclaims. The parties asserting claims against the Company, or its subsidiaries, and/or certain of its or their directors and executive officers generally seek monetary damages and, in certain cases, equitable, declaratory or injunctive relief and attorneys’ fees.

With respect to certain matters in which claims have been asserted against the Company, or its subsidiaries, and/or certain of its or their directors and executive officers, an unfavorable outcome is reasonably possible; however, the Company is currently unable to reasonably estimate the possible loss or range of loss associated with such matters. The Company, or its subsidiaries, maintains insurance coverage, including directors’ and officers’ liability insurance, that may provide coverage for certain matters, subject to the terms, conditions, and limitations of the applicable policies. The ultimate resolution of these matters is inherently uncertain, and the outcomes may differ from the Company’s current expectations.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

The following summarizes accounts payable, accrued expenses and other (in thousands):

	September 30, 2026	December 31, 2025
TRA liability	$279,995	$196,923
Margin call deposits	264,105	276
Servicing fees payable	107,375	114,289
Representations and warranties reserve	105,473	102,277
Accrued compensation and benefits	88,056	90,277
Derivative settlements payable	64,244	17,106
Accrued interest and bank fees	63,996	70,896
Other accrued expenses	60,534	27,456
Other accounts payable	52,090	51,732
Investor payables	16,101	31,478
Deferred tax liability	5,132	5,080
Total accounts payable, accrued expenses and other	$1,107,101	$707,790

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
The Company's financial position, performance and cash flows effectively represent those of Holdings LLC and its consolidated subsidiaries as of and for the three and nine months ended September 30, 2026 and 2025.
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
To comply with applicable risk retention requirements, the Company retains a 5% vertical interest in certain of its private label securitization trusts. These retained beneficial interests are carried at fair value and reported as "Investment securities at fair value, pledged" in the condensed consolidated balance sheets. Changes in fair value are recognized in "Other expense (income)." As of September 30, 2026, investment securities at fair value totaled $88.2 million, of which $86.6 million were pledged as collateral for borrowings against investment securities with an outstanding principal balance of $80.7 million. The borrowings mature within approximately one to three months and bear interest at SOFR plus a spread. The Company's maximum exposure to loss is limited to its retained beneficial interests in the securitization trusts.

NOTE 11 – REDEEMABLE PREFERRED STOCK AND WARRANTS
On August 5, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain funds or investment vehicles advised, managed by or otherwise affiliated with Oaktree Capital Management, L.P. (“Oaktree”) and SFS Group Capital, LLC (“SFS Group”). SFS Group is an entity controlled by the Company's Chairman, President, and CEO. Pursuant to the Securities Purchase Agreement, the Company issued and sold 1,500,000 shares of its Series A-1 preferred stock (“Series A-1 Preferred Stock”) to Oaktree and 150,000 shares of its Series A-2 preferred stock (“Series A-2 Preferred Stock”) to SFS Group, each with a par value of $0.0001 per share and an initial purchase price of $1,000 per share, for an aggregate purchase price of $1.650 billion. The Series A-1 Preferred Stock and Series A-2 Preferred Stock were designated from the 100,000,000 shares of preferred stock, par value $0.0001 per share, authorized under the Company’s amended and restated certificate of incorporation. The Series A-1 Preferred Stock and Series A-2 Preferred Stock are collectively referred to as the “Series A Preferred Stock.” In connection with the closing of this transaction, Holdings LLC entered into the Third Amended and Restated Limited Liability Company Agreement which, among other things, authorized the creation by Holdings LLC and issuance to UWMC of new classes of preferred units in exchange for the net proceeds from this financing transaction. The Holdings LLC preferred units are held solely by UWMC and are structured to mirror the economic and other terms of the Series A Preferred Stock.
In connection with the issuance of the Series A Preferred Stock, the Company also issued to Oaktree and SFS Group 165,000,000 Class A warrants with an exercise price of $6.00 per share of Class A Common Stock (“Class A Warrants”), and 165,000,000 Class B warrants with an exercise price of $2.00 per share of Class A Common Stock (“Class B Warrants”), each exercisable for shares of the Company’s Class A common stock (150,000,000 of each Class of warrants were issued to Oaktree, and 15,000,000 of each Class of warrants were issued to SFS Group). The Class A warrants and Class B warrants are collectively referred to herein as the “Warrants.” The Company accounted for the Series A-1 Preferred Stock, Series A-2 Preferred Stock, Class A warrants and Class B warrants as separate freestanding financial instruments.
Initial measurement
The Company allocated initial net proceeds of approximately $1.638 billion between the Series A Preferred Stock and the Warrants based on their relative fair values at the issuance date. Approximately $1.5 billion was allocated to the Series A Preferred Stock and approximately $137.4 million was allocated to the Warrants. The Company identified certain embedded redemption features within the Series A Preferred Stock, consisting of certain contingent redemption rights held by Oaktree and the Company’s contingent and non-contingent redemption rights. The Company concluded that these features should be combined and accounted for as a single compound embedded derivative that is required to be bifurcated from the Series A Preferred Stock host contract. As of September 30, 2026, the compound embedded derivative asset had an estimated fair value of approximately $16.5 million and will be subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.
The Warrants qualify for equity classification, and the net amount allocated to the Warrants was recorded in permanent equity. The Warrants are not subsequently remeasured while they continue to qualify for equity classification. The Company will reassess their classification upon a modification of the Warrant terms or a change in facts or circumstances that could affect the applicable equity-classification criteria.
Series A Preferred Stock Dividends
Dividends on the Series A Preferred Stock accrue daily from August 5, 2026, are cumulative and compound quarterly. Dividend payment dates are January 15, April 15, July 15 and October 15 of each year, with the first dividend payment date occurring on October 15, 2026. If a dividend is declared on the applicable record date (15 days prior to the applicable dividend payment date) and paid in cash on the applicable dividend payment date, dividends accrue at an annual rate of 10.0%. If a dividend is not so declared and paid in cash, dividends accrue at an annual rate of 13.0% and automatically accrete to and increase the stated value of the applicable Series A Preferred Stock on the dividend payment date. Cash dividends on the Series A-2 Preferred Stock, which is held by SFS Group, generally may be paid only when cash dividends are paid on the Series A-1 Preferred Stock. While Series A-1 Preferred Stock remains outstanding, cash dividends on the Series A-2 Preferred Stock are also subject to the priority and consent provisions contained in the Series A-1 and Series A-2 Certificates of Designation.

On September 30, 2026, the Company’s Board of Directors declared a cash dividend on the Series A Preferred Stock payable on October 15, 2026 to holders of record on September 30, 2026. The total dividend declared was approximately $33.0 million, which includes dividends accrued through October 15, 2026. Dividends accrued from the August 5, 2026 issuance date through September 30, 2026 were approximately $26.1 million, consisting of $23.7 million attributable to the Series A-1 Preferred Stock and $2.4 million attributable to the Series A-2 Preferred Stock. The portion of the declared dividend attributable to the period from October 1 through October 15, 2026 will be recognized during the fourth quarter of 2026.

Series A Preferred Stock redemption, liquidation and other rights
The Company may redeem all or a portion of either series of Series A Preferred Stock at the applicable redemption price specified in the Certificates of Designation. During the first two years following issuance, optional redemptions are subject to specified cumulative net income and minimum outstanding Series A Preferred Stock conditions. Optional redemptions during this period are also subject to a minimum aggregate return equal to 140% of the original issue price, after taking into account cash dividends previously paid on the shares being redeemed.
The redemption price associated with the Company’s optional redemption generally equals the applicable liquidation preference, consisting of the initial stated value plus accrued and unpaid dividends, plus a redemption premium calculated as a percentage of the applicable liquidation preference. The redemption premium is 10% during the first year following issuance and increases by 10% on each anniversary from the original issue date. Upon a change of control, as defined in the applicable Certificate of Designation, the Company is required to offer to redeem the outstanding Series A Preferred Stock and holders may elect to have all or a portion of their shares redeemed for a number of shares of Class A common stock determined under the formula specified in the applicable Certificate of Designation. Upon the earlier of the seventh anniversary of the original issue date and the occurrence of certain events of noncompliance, the requisite holders of Series A-1 Preferred Stock may direct the Company to pursue a liquidity transaction, with applicable net proceeds used to redeem Series A-1 Preferred Stock at the then-applicable redemption price. Series A-2 Preferred Stock does not have a corresponding liquidity-process right.
The Series A Preferred Stock ranks senior to the Company’s common stock with respect to distributions upon a liquidation, dissolution or winding up of the Company. Before the occurrence of an event of noncompliance, Series A-1 Preferred Stock and Series A-2 Preferred Stock generally rank equally with respect to liquidation distributions. Following the occurrence of an event of noncompliance, the Series A-1 Preferred Stock is entitled to receive the applicable Series A-1 redemption price before distributions are made to Series A-2 Preferred Stock or junior securities.

The holders of Series A-1 Preferred Stock also have specified director-election and consent rights. Upon the earlier of the seventh anniversary of issuance and the occurrence of certain events of noncompliance, the holders of Series A-1 Preferred Stock may obtain the right to elect a majority of the Company’s authorized directors, subject to the conditions and procedures contained in the certificate of designation governing the Series A-1 Preferred Stock (the “Series A-1 Certificate of Designation”).

Financial requirements and events of noncompliance

The Series A-1 Certificate of Designation requires the Company to maintain specified financial thresholds, including minimum tangible book value of equity, minimum liquidity, and a maximum corporate net leverage ratio. A failure to satisfy the tangible book value or minimum liquidity requirements quarterly that is not cured within the applicable 30-day cure period, or a corporate net leverage ratio exceeding certain maximum limits at the end of two consecutive fiscal quarters, constitutes an event of noncompliance. The Company was in compliance with these financial requirements as of September 30, 2026.

Classification and subsequent measurement

Because the Series A Preferred Stock may become redeemable upon the occurrence of events that are not solely within the Company’s control, the Series A Preferred Stock is classified as redeemable preferred stock outside of permanent stockholders’ equity in the accompanying condensed consolidated balance sheet. The initial carrying amount reflects the net proceeds allocated to the Series A Preferred Stock after the bifurcation of the compound embedded derivative and the allocation of related direct issuance costs. The Series A Preferred Stock is not currently redeemable, and the Company determined that it is not probable that the Series A Preferred Stock will become redeemable. Accordingly, the Company has not adjusted the carrying amount of the Series A Preferred Stock to its redemption amount subsequent to initial recognition. The Company will reassess at each reporting date whether the Series A Preferred Stock has become redeemable or is probable of becoming redeemable and, if so, will adjust its carrying amount.
The following table summarizes activity in the carrying amount of the Company’s redeemable preferred stock:

($ in thousands)	Series A-1	Series A-2	Total
Balance as of June 30, 2026	$—	$—	$—
Issuance of preferred stock, net of allocation to warrants	1,387,924	138,793	1,526,717
Issuance costs allocated to preferred stock	(24,152)	(2,415)	(26,567)
Balance as of September 30, 2026	$1,363,772	$136,378	$1,500,150
Aggregate stated value at September 30, 2026	$1,500,000	$150,000	$1,650,000
Contractual redemption amount as if redeemed at September 30, 2026	$2,100,000	$210,000	$2,310,000

The contractual redemption amount presented above reflects the amount payable under the applicable Certificates of Designation as if the Series A Preferred Stock were redeemable as of September 30, 2026.

As of September 30, 2026, the following shares of Series A Preferred Stock were issued and outstanding:

	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Shares authorized	1,500,000	150,000
Shares issued and outstanding	1,500,000	150,000
Original issue price per share	$1,000	$1,000
Stated value per share	$1,000	$1,000
Warrants

Each Class A Warrant initially entitles the holder to purchase one share of Class A common stock at an exercise price of $6.00 per share. Each Class B Warrant initially entitles the holder to purchase one share of Class A common stock at an exercise price of $2.00 per share. The Warrants are exercisable only for cash, in whole or in part, and expire on August 5, 2036. The exercise prices and number of shares issuable upon exercise are subject to customary adjustments for stock dividends, stock splits, reclassifications and specified distributions. Cash dividends paid on Class A common stock reduce the applicable warrant exercise price by the amount of the per-share cash dividend, subject to the contractual exercise-price floor.

The Warrants do not provide their holders with voting or dividend rights before exercise. Upon specified change-of-control transactions, the Warrants remain exercisable for the securities, cash or other consideration receivable by holders of the underlying Class A common stock, as provided in the applicable Warrant Agreement. As of September 30, 2026, 165,000,000 Class A warrants and 165,000,000 Class B warrants were outstanding.

Earnings per share

Dividends on the Series A Preferred Stock are deducted in determining net income available to Class A common stockholders. The Warrants are not participating securities. When dilutive, the Warrants are included in diluted earnings per share using the treasury stock method. See Note 18 - Earnings Per Share.

NOTE 12 – NON-CONTROLLING INTEREST
The non-controlling interest balance represents the economic interest in Holdings LLC held by SFS Corp. The income and losses of Holdings LLC, after preferred dividends, are allocated to the non-controlling interest in direct proportion to SFS Corp.’s ownership of common units in Holdings LLC. The following table summarizes the ownership of common units in Holdings LLC as of:

	September 30, 2026		December 31, 2025
	Common Units	Ownership Percentage	Common Units	Ownership Percentage
UWM Holdings Corporation ownership of Class A Common Units	345,098,878	21.5%	268,415,480	16.8%
SFS Corp. ownership of Class B Common Units	1,261,862,603	78.5%	1,331,482,620	83.2%
Balance at end of period	1,606,961,481	100.0%	1,599,898,100	100.0%
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
During the nine months ended September 30, 2026, the Company issued 7,063,381 shares of Class A common stock, net of withholdings, which primarily related to the vesting of RSUs under its stock-based compensation plan. In addition, as a result of Exchange Transactions, the Company issued 69,620,017 shares of Class B common stock, all of which were immediately converted into shares of Class A common stock. These transactions resulted in an equivalent increase in the number of Class A Common Units of Holdings LLC held by the Company, and a re-measurement of the non-controlling interest in Holdings LLC due to the change in relative ownership of Holdings LLC with no change in control. The impact of the re-measurement of the non-controlling interest, including the related tax impacts, is reflected in the condensed consolidated statement of changes in equity. Refer to Note 16 - Income Taxes for further information on tax impact of the Exchange Transactions.

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
UWM is required to meet certain minimum net worth, liquidity, and capital and risk-based capital ratio requirements, including those established by USDA, HUD, Ginnie Mae, Freddie Mac and Fannie Mae. As of September 30, 2026, the most restrictive of these requirements require UWM to maintain a minimum net worth of $849.2 million, minimum liquidity of $363.6 million, and minimum capital and risk-based capital ratios of 6%. As of September 30, 2026, UWM was in compliance with these net worth, liquidity, and capital ratio requirements.

NOTE 14 – FAIR VALUE MEASUREMENTS
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
The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2026 or December 31, 2025.

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

Compound Embedded Derivative: The Company identified certain embedded redemption features within the Series A Preferred Stock that are accounted for as a single compound embedded derivative and bifurcated from the Series A Preferred Stock host contract. The compound embedded derivative is measured at fair value on a recurring basis, with changes in fair value recognized in earnings. The Company classified the fair value measurement within Level 3 of the fair value hierarchy because the valuation utilizes significant unobservable inputs, including assumptions regarding probabilities of certain contingent events occurring. The valuation reflects the probability-weighted impact of such events on the contractual cash flows associated with the embedded redemption features. Changes in these assumptions could result in changes in the estimated fair value of the compound embedded derivative.

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

Financial Instruments – Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following are the major categories of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$8,634,559	$—	$8,634,559
IRLCs	—	—	2,069	2,069
FLSCs	—	274,231	—	274,231
Investment securities at fair value, pledged	—	88,152	—	88,152
Compound embedded derivative	—	—	16,540	16,540
Mortgage servicing rights	—	—	6,527,159	6,527,159
Total assets	$—	$8,996,942	$6,545,768	$15,542,710
Liabilities:
IRLCs	$—	$—	$113,737	$113,737
FLSCs	—	1,103	—	1,103
Other interest rate derivatives	123,275	18,493	—	141,768
Total liabilities	$123,275	$19,596	$113,737	$256,608

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans at fair value	$—	$9,932,729	$—	$9,932,729
IRLCs	—	—	27,780	27,780
FLSCs	—	9,787	—	9,787
Investment securities at fair value, pledged	—	100,512	—	100,512
Mortgage servicing rights	—	—	4,073,781	4,073,781
Total assets	$—	$10,043,028	$4,101,561	$14,144,589
Liabilities:
IRLCs	$—	$—	$6,475	$6,475
FLSCs	—	20,099	—	20,099
Total liabilities	$—	$20,099	$6,475	$26,574
The following table presents quantitative information about the inputs used in recurring Level 3 fair value financial instruments and the fair value measurements for IRLCs:

Unobservable Input - IRLCs	September 30, 2026	December 31, 2025
Pullthrough rate (weighted avg.)	84%	78%

Refer to Note 5 - Mortgage Servicing Rights for further information on the unobservable inputs used in measuring the fair value of the Company’s MSRs and for the roll-forward of MSRs for the three and nine months ended September 30, 2026.
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
Other Financial Instruments
The following table presents the carrying amounts and estimated fair value of the Company's financial liabilities that are not measured at fair value on a recurring or nonrecurring basis (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Senior Notes, due 6/15/27	$499,386	$497,885	$498,736	$502,120
2029 Senior Notes, due 4/15/29	697,776	631,281	697,120	695,205
2030 Senior Notes, due 2/1/30	795,367	709,616	794,324	810,040
2031 Senior Notes, due 3/15/31	992,976	840,760	991,795	998,580
Total senior notes	$2,985,505	$2,679,542	$2,981,975	$3,005,945
The fair value of the 2027, 2029, 2030, and 2031 Senior Notes was estimated using Level 2 inputs, including observable trading information from independent sources.
Due to their nature and respective terms (including the variable interest rates on warehouse and other lines of credit and borrowings against investment securities), the carrying value of cash and cash equivalents, receivables, payables, borrowings against investment securities and warehouse and other lines of credit approximate their fair values as of September 30, 2026 and December 31, 2025, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS
In the normal course of business, the Company has entered into the following significant related party transactions:
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
•Employee lease agreements, pursuant to which the Company’s team members provide certain administrative services to entities controlled by the Company’s founder and its CEO in exchange for fees paid by these entities to the Company; and
•The Company entered into a ten-year naming rights and sponsorship agreement for approximately $115 million with entities controlled by the Company’s CEO for stadium naming rights and various other marketing and promotional benefits associated with the Company's consumer facing brand, Mortgage Matchup. The agreement, which was entered into during the fourth quarter of 2025, is terminable by either party for any reason after two years.
The Company made net payments to various companies related through common ownership as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Rent and other occupancy related fees, net	$5,440	$5,527	$15,443	$15,398
Naming rights and sponsorship agreement fees	10,300	—	10,300	—
Legal fees	150	150	450	450
Other expenses	123	95	634	1,357
Total related party net payments	$16,013	$5,772	$26,827	$17,205
The Company made payments of $0.2 million and $0.2 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the three months ended September 30, 2026 and 2025, respectively. Additionally, the Company made payments of $0.6 million and $0.7 million to unrelated third parties for pilots and ancillary services related to usage of the aircraft for the nine months ended September 30, 2026 and 2025, respectively.

UWM entered into a $500.0 million unsecured Revolving Credit Facility with SFS Corp. as the lender during the third quarter of 2022. No amounts were outstanding under this facility as of September 30, 2026 or December 31, 2025. Refer to Note 7 - Other Borrowings for further details. See also Note 11 - Redeemable Preferred Stock and Warrants and Note 19 - Subsequent Events for further details regarding additional transactions between the Company and its CEO and entities controlled by its CEO.

NOTE 16 – INCOME TAXES
For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was 4.98% and 4.59%, respectively. For the nine months ended September 30, 2026 and 2025, the Company's effective tax rate was 3.85% and 2.13%. The variations between the Company’s effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings attributable to non-controlling interest.
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
For the three months ended September 30, 2026, no Exchange Transactions took place. For the nine months ended September 30, 2026, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $51.8 million (consisting of increased tax basis and other temporary differences resulting from tax rules applicable to Exchange Transactions, and which are subject to the TRA, of $94.8 million, net of temporary differences resulting from the Company's increased ownership in Holdings LLC, and which are not subject to the TRA of $(43.0) million), and an increase in the TRA liability in the amount of $80.6 million. The offsetting amounts were recorded as adjustments to equity.
For the three months ended September 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $20.6 million (consisting of increased tax basis and other temporary differences resulting from the tax rules applicable to Exchange Transactions, and which are subject to the TRA, of $33.7 million, net of temporary differences resulting from the Company's increased ownership in Holdings LLC, and which are not subject to the TRA of $(13.1) million), and an increase in the TRA liability in the amount of $28.6 million. For the nine months ended September 30, 2025, Exchange Transactions resulted in a net increase in the Company’s deferred tax asset related to its investment in Holdings LLC in the amount of $57.0 million (consisting of increased tax basis and other temporary differences resulting from the tax rules applicable to Exchange Transactions, and which are subject to the TRA of $93.6 million, net of temporary differences resulting from the Company's increased ownership in Holdings LLC, and which are not subject to the TRA of $(36.6) million), and an increase in the TRA liability in the amount of $79.5 million. The offsetting amounts were recorded as adjustments to equity.

NOTE 17 – STOCK-BASED COMPENSATION
The following is a summary of RSU activity for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	29,307,058	$5.33	26,719,022	$5.93
Granted [1]	2,273,338	1.63	6,768,415	3.56
Vested	(2,855,176)	3.96	(513,095)	4.00
Forfeited	(1,763,516)	4.55	(703,832)	5.12
Unvested - end of period	26,961,704	$5.21	32,270,510	$5.48

	For the nine months ended September 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	32,721,352	$5.46	19,997,692	$6.68
Granted [1]	6,668,264	2.73	15,582,077	3.98
Vested	(8,458,322)	4.43	(1,560,673)	5.52
Forfeited	(3,969,590)	4.75	(1,748,586)	5.72
Unvested - end of period	26,961,704	$5.21	32,270,510	$5.48

[1] The RSUs granted during the three and nine months ended September 30, 2026 had vesting terms ranging from immediate to 6 years from the grant date.
Stock-based compensation expense recognized for the three months ended September 30, 2026 and 2025 was $10.2 million and $14.8 million, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2026 and 2025 was $35.8 million and $34.7 million, respectively. As of September 30, 2026, there was $84.1 million of unrecognized compensation expense related to the grant date fair value of unvested awards which is expected to be recognized over a weighted average period of 3.21 years.

NOTE 18 – EARNINGS PER SHARE
The Company has two classes of economic common stock authorized - Class A and Class B common stock. The Company applies the two-class method for calculating earnings per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates available undistributed earnings equally on a per share basis between Class A and Class B common stock. Under the Company’s certificate of incorporation, the holders of the Class A and Class B common stock are entitled to participate equally in earnings on a per-share basis, as if all shares of common stock were of a single class, and in dividends declared by the Board of Directors. RSUs awarded as part of the Company’s stock compensation plan are included in weighted-average Class A shares outstanding in the calculation of basic earnings per share once the RSUs are vested and shares are issued.
Basic earnings per share of Class A common stock and Class B common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share of Class A common stock and Class B common stock is computed by dividing net income available to common stockholders, adjusted for the effects of potentially dilutive securities, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding, adjusted to give effect to potentially dilutive securities.
Net income available to Class A common stockholders is adjusted for dividends on the Series A-1 and A-2 Preferred Stock. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies - for additional information related to the Company's capital structure. Refer to Note 11 - Redeemable Preferred Stock and Warrants for

additional information regarding the Series A Preferred Stock and Class A and Class B warrants (see below), and Note 12 - Non-Controlling Interest for a description of the Paired Interests.
There was no Class B common stock outstanding as of September 30, 2026 or September 30, 2025.
The following table sets forth the calculation of basic and diluted earnings per share for the periods ended September 30, 2026 and 2025 (in thousands, except shares and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$212,570	$12,088	$(68,958)	$79,539
Less: net income (loss) attributable to non-controlling interest	157,048	13,350	(69,187)	71,571
Net income (loss) attributable to UWM Holdings Corporation	55,522	(1,262)	229	7,968
Less: Preferred stock dividends	26,125	—	26,125	—
Net income (loss) available to Class A common shareholders	29,397	(1,262)	(25,896)	7,968
Numerator:
Net income (loss) available to Class A common shareholders	$29,397	$(1,262)	$(25,896)	$7,968
Net income (loss) available to Class A common shareholders - diluted	29,397	(1,262)	(25,896)	63,750
Denominator:
Weighted average shares of Class A common stock outstanding - basic	343,280,299	221,354,499	324,496,652	196,072,271
Weighted average shares of Class A common stock outstanding - diluted	343,280,299	221,354,499	324,496,652	1,598,953,257
Earnings (loss) per share of Class A common stock outstanding - basic	$0.09	$(0.01)	$(0.08)	$0.04
Earnings (loss) per share of Class A common stock outstanding - diluted	0.09	(0.01)	(0.08)	0.04
For purposes of calculating diluted earnings per share, it was assumed that the outstanding shares of Class D common stock were exchanged for Class B common stock and converted to Class A common stock under the if-converted method, and it was determined that the conversion would be anti-dilutive for all periods except the nine months ended September 30, 2025. Under the if-converted method, all of the Company's net income for the applicable periods is attributable to Class A common shareholders. The net income of the Company under the if-converted method is calculated including an estimated income tax provision which is determined using a blended statutory effective tax rate.
The Class A and Class B warrants, which were issued on August 5, 2026, have been considered in the calculation of diluted earnings per share from the issuance date using the treasury stock method. These warrants were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2026 because their effect would have been anti-dilutive. Unvested RSUs have been considered in the calculation of diluted earnings per share for all applicable periods using the treasury stock method and the impact was either anti-dilutive or immaterial.

NOTE 19 – SUBSEQUENT EVENTS
In October 2026, the Company commenced a rights offering to holders of its Class A common stock, intended to raise gross proceeds of up to $400 million. Holders of record as of October 2, 2026 received transferable subscription rights to purchase shares of Class A common stock at a subscription price equal to the greater of $2.00 per share and 85% of the ten trading day volume weighted average price of the Company's Class A common stock ending on the third trading day immediately prior to the expiration of the rights offering. The rights offering is scheduled to expire on November 12, 2026, unless extended.

Pursuant to the support and backstop agreement entered into on August 5, 2026 (the “Backstop Agreement”) in conjunction with the Securities Purchase Agreement, to the extent the rights offering does not generate $400 million of gross proceeds, certain funds affiliated with Oaktree have the option, and SFS Group and the Company's Chairman, President, and CEO (the “Ishbia Support Parties”) have the obligation, to purchase securities for the unfunded amount such that aggregate gross proceeds from the rights offering and the backstop purchases would be at least $400 million.  Under the Backstop

Agreement, the purchasers have the option of fulfilling their backstop purchase through either (x) shares of Class A Common Stock, at the same price as was available in the Rights Offering or (y) junior perpetual non-convertible preferred stock which is similar to the Series A-2 Preferred Stock, except that it is further subordinated to the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, and an equal amount of Class A Warrants and Class B Warrants for aggregate number of warrants equal to 20% of principal amount of such preferred stock.
Subsequent to September 30, 2026, the Company sold MSRs on loans with a total UPB of approximately $21.0 billion for proceeds of approximately $383.4 million, and sold excess servicing cash flows on certain agency loans with a total UPB of approximately $27.8 billion for proceeds of approximately $306.5 million. In addition, the Company entered into agreements to sell MSRs on loans with a total UPB of approximately $54.9 billion for proceeds of approximately $1.1 billion, which transactions are expected to close before December 31, 2026. The final UPB and proceeds will vary based on loan payments, payoffs and other loan related activity, as well as interest rate movements through the respective closing dates of these transactions.

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

Business Overview

For the last eleven years, including the year ended December 31, 2025, we have been the largest wholesale mortgage lender in the U.S. by closed loan volume. With a culture of continuous innovation of technology and enhanced client experience, we lead our market by building upon our proprietary and exclusively licensed technology platforms, superior service and focused partnership with the Independent Mortgage Broker community. We originate primarily conforming and government loans across all 50 states and the District of Columbia.

Our mortgage origination business derives revenue from originating, processing and underwriting primarily GSE conforming mortgage loans, along with FHA, USDA and VA mortgage loans, which are subsequently pooled and sold in the secondary market. For the three and nine months ended September 30, 2026, 91% and 93%, respectively, of the loans we originated were sold to Fannie Mae or Freddie Mac, or were transferred to Ginnie Mae pools in the secondary market, while the remainder primarily include non-agency jumbo loans (underwritten to the same “Qualified Mortgage" underwriting standards and have a similar risk profile but are sold to third party investors primarily due to loan size), construction loans, and non-qualified mortgage products, including home equity loans and lines of credit (which in many instances are second liens).

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

Three and Nine Months Ended September 30, 2026 and 2025 Summary

For the three months ended September 30, 2026, we originated $33.4 billion in loans, which was a decrease of $8.3 billion, or 20.0%, from the $41.7 billion of originations during the three months ended September 30, 2025. We reported net income of $212.6 million for the three months ended September 30, 2026, which was an increase of $200.5 million, compared to net income of $12.1 million for the three months ended September 30, 2025. Adjusted EBITDA for the three months ended September 30, 2026 was $178.3 million as compared to $211.1 million for the three months ended September 30, 2025. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

For the nine months ended September 30, 2026, we originated $118.1 billion in loans, which was an increase of $4.2 billion, or 3.7%, from the $113.8 billion of originations during the nine months ended September 30, 2025. We reported a net loss of $69.0 million for the nine months ended September 30, 2026, which was a decrease of $148.5 million, compared to net income of $79.5 million for the nine months ended September 30, 2025. Adjusted EBITDA for the nine months ended September 30, 2026 was $525.0 million as compared to $464.6 million for the nine months ended September 30, 2025. Refer to the "Non-GAAP Financial Measures" section below for a detailed discussion of how we define and calculate Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$212,570	$12,088	$(68,958)	$79,539
Interest expense on non-funding debt	84,981	51,828	242,518	152,683
Provision (benefit) for income taxes	11,131	582	(2,762)	1,733
Depreciation and amortization	14,611	12,747	43,651	36,287
Stock-based compensation expense	10,188	14,732	35,844	34,771
Change in fair value of MSRs due to valuation inputs or assumptions, net (1)	(632,858)	158,842	(945,811)	406,509
(Gain) loss on other interest rate derivatives	481,537	(27,813)	1,222,926	(236,717)
Deferred compensation, net(2)	(10,064)	(11,117)	(5,714)	(8,430)
Change in fair value of Public and Private Warrants (3)	—	770	—	(1,224)
Change in Tax Receivable Agreement liability (4)	—	41	2,515	3,156
Change in fair value of investment securities (5)	5,824	(1,627)	6,685	(3,750)
Acquisition-related expenses (net of recoveries) (6)	341	—	(5,846)	—
Adjusted EBITDA	$178,261	$211,073	$525,048	$464,558

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
(4)Reflects the non-cash (income) expense impact of the change in the Tax Receivable Agreement liability. Refer to Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for additional information related to the Tax Receivable Agreement. See Note 16 – Income Taxes for further information.
(5)Reflects the change ((increase)/decrease) in the fair value of the retained investment securities.
(6)Reflects expenses related to the proposed acquisition of Two Harbors Investment Corp. (“Two Harbors”), net of the fee associated with the termination of the merger agreement with Two Harbors received in the first quarter of 2026.

In connection with the finalization of the Company’s quarter-end financial reporting processes, the Company corrected the adjusted tax provision that was used in the calculation of the non-GAAP metric "Adjusted net income available to Class A Common Shareholders" and "Adjusted diluted earnings per share" amounts for the quarter ended September 30, 2026 previously reported in its earnings release dated November 4, 2026. The Company's net income does not reflect the income tax provision that would otherwise be reflected if 100% of the economic interest in UWM was owned by the Company. Therefore, for comparison purposes, the Company provides the non-GAAP metric “Adjusted net income available to Class A common shareholders,” which is our pre-tax income together with an adjusted income tax provision, which is calculated as the provision for income taxes plus the tax effects of net income attributable to non-controlling interest determined using a blended statutory effective tax rate, less preferred stock dividends. “Adjusted diluted earnings per share” is defined as “Adjusted net income available to Class A common shareholders” divided by the weighted average number of shares of Class A common stock outstanding for the applicable period, assuming the exchange and conversion of all outstanding Class D common stock for Class A common stock, and is calculated and presented for periods in which the assumed exchange and conversion of Class D common stock to Class A common stock is anti-dilutive to EPS. Management believes that these non-GAAP metrics provide useful information to investors based on our Up-C structure, however, these measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income or diluted earnings per share calculated in accordance with GAAP.

The following is the corrected reconciliation of these non-GAAP measures for the quarter ended September 30, 2026:

Adjusted net income available to Class A Common Shareholders	Q3 2026
Earnings before income taxes	$223,701
Adjusted income tax provision	(47,172)
Preferred stock dividends	(26,125)
Adjusted net income available to Class A Common Shareholders	$150,404

Adjusted diluted earnings per share	Q3 2026
Diluted weighted average Class A Common shares outstanding	343,280,299
Assumed pro forma conversion of Class D shares(1)	1,261,862,603
Adjusted diluted weighted average shares outstanding(1)	1,605,142,902

Adjusted net income available to Class A Common Shareholders	$150,404
Adjusted diluted earnings per share	0.09
(1) Reflects the pro forma exchange and conversion of antidilutive Class D common stock to Class A common stock

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue
Loan production income	$414,976	$542,144	$1,496,765	$1,294,777
Loan servicing income	246,621	169,019	680,503	538,349
Interest income	149,496	132,089	423,255	382,196
Total revenue	811,093	843,252	2,600,523	2,215,322
Other gains (losses)
Change in fair value of mortgage servicing rights	470,324	(307,825)	337,306	(807,831)
Gain (loss) on other interest rate derivatives	(481,537)	27,813	(1,222,926)	236,717
Other gains (losses), net	(11,213)	(280,012)	(885,620)	(571,114)
Expenses
Salaries, commissions and benefits	197,683	222,760	635,281	627,021
Direct loan production costs	52,571	64,213	185,237	153,670
Marketing, travel, and entertainment	32,545	23,410	99,011	71,979
Depreciation and amortization	14,611	12,747	43,651	36,287
General and administrative	74,067	62,243	222,849	190,390
Servicing costs	34,062	33,928	126,874	99,445
Interest expense	164,816	132,084	464,520	385,961
Other expense (income)	5,824	(815)	9,200	(1,817)
Total expenses	576,179	550,570	1,786,623	1,562,936
Earnings (loss) before income taxes	223,701	12,670	(71,720)	81,272
Provision (benefit) for income taxes	11,131	582	(2,762)	1,733
Net income (loss)	212,570	12,088	(68,958)	79,539
Less: Net income (loss) attributable to non-controlling interest	157,048	13,350	(69,187)	71,571
Net income (loss) attributable to UWM Holdings Corporation	55,522	(1,262)	229	7,968
Less: Preferred stock dividends	26,125	—	26,125	—
Net income (loss) available to Class A common shareholders	$29,397	$(1,262)	$(25,896)	$7,968

Loan production income

The table below provides details of the composition of our loan production for each of the periods presented:

Loan Production Data:	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Loan origination volume by type
Purchase:
Conventional	$12,831,815	$14,677,985	$36,640,554	$44,682,599
Government	8,439,245	8,411,136	23,782,722	23,442,925
Jumbo and other(1)	1,497,078	2,124,362	4,782,715	6,134,396
Total purchase	$22,768,138	$25,213,483	$65,205,991	$74,259,920
Refinance:
Conventional	$3,542,927	$7,193,198	$21,668,453	$16,615,084
Government	5,402,491	7,302,600	26,072,268	17,690,086
Jumbo and other(1)	1,680,200	2,032,789	5,137,390	5,273,268
Total refinance	10,625,618	16,528,587	52,878,111	39,578,438
Total loan origination volume	$33,393,756	$41,742,070	$118,084,102	$113,838,358
Portfolio metrics
Average loan amount	$369	$380	$386	$381
Weighted average loan-to-value ratio	82.56%	81.90%	82.11%	81.85%
Weighted average credit score	739	736	739	736
Weighted average note rate	6.46%	6.42%	6.13%	6.52%
Percentage of loans sold
To GSEs/GNMA	91%	93%	93%	90%
To other counterparties	9%	7%	7%	10%
Servicing-retained	93%	95%	94%	93%
Servicing-released	7%	5%	6%	7%

(1) Comprised of non-agency jumbo products, construction loans, and non-qualified mortgage products, including home equity loans and lines of credit ("HELOCs") (which in many instances are second liens).

The components of loan production income for the periods presented were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2026	2025
Primary loss	$(477,990)	$(434,825)	$(43,165)	9.9%
Loan origination fees	138,280	152,573	(14,293)	(9.4)%
Provision for representation and warranty obligations	(6,052)	(5,582)	(470)	8.4%
Capitalization of MSRs	760,738	829,978	(69,240)	(8.3)%
Loan production income	$414,976	$542,144	$(127,168)	(23.5)%

Gain margin(1)	1.24%	1.30%	(0.06)%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2026	2025
Primary loss	$(1,842,042)	$(1,552,928)	$(289,114)	18.6%
Loan origination fees	453,503	406,643	46,860	11.5%
Provision for representation and warranty obligations	(18,289)	(25,758)	7,469	(29.0)%
Capitalization of MSRs	2,903,593	2,466,820	436,773	17.7%
Loan production income	$1,496,765	$1,294,777	$201,988	15.6%

Gain margin(1)	1.27%	1.14%	0.13%

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
The total of primary loss and capitalization of MSRs decreased approximately $112.4 million for the three months ended September 30, 2026 as compared to the same period in 2025. This decrease was primarily due to a decrease in loan production volume of $8.3 billion, or 20.0%, from $41.7 billion to $33.4 billion during the three months ended September 30, 2026, as compared to the same period in 2025 driven by decreases in both purchase and refinance volumes as mortgage rates increased.
Loan origination fees decreased by approximately $14.3 million for the three months ended September 30, 2026 as compared to the same period in 2025, due to a decrease in loan originations, partially offset by an increase in per loan origination and other fees. The provision for representations and warranties obligations remained relatively flat for the three months ended September 30, 2026 as compared to the same period in 2025.
The total of primary loss and capitalization of MSRs increased approximately $147.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025. This increase was primarily due to improved pricing and gain margin, and an increase in loan production volume of $4.2 billion, or 3.7%, from $113.8 billion to $118.1 billion during the nine months ended September 30, 2026, as compared to the same period in 2025. The increase in production volume for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in refinance volume, partially offset by a decrease in purchase volume.
Loan origination fees increased by approximately $46.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025, due to increases in loan production volume and increases in per loan origination and other fees, including from increased adoption of our TRAC+ and PA+ services. The provision for representations and warranties obligations decreased by $7.5 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to a decrease in expected loss rates.

Loan servicing income and servicing costs
The table below summarizes loan servicing income and servicing costs for each of the periods presented (servicing costs include amounts paid to sub-servicers and other direct costs of servicing, but exclude the costs of team members that participate in and oversee our servicing operations):

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2026	2025
Contractual servicing fees	$241,946	$165,518	$76,428	46.2%
Late, ancillary and other fees	4,675	3,501	1,174	33.5%
Loan servicing income	$246,621	$169,019	$77,602	45.9%

Servicing costs	34,062	33,928	134	0.4%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2026	2025
Contractual servicing fees	$666,183	$526,421	$139,762	26.5%
Late, ancillary and other fees	14,320	11,928	2,392	20.1%
Loan servicing income	$680,503	$538,349	$142,154	26.4%

Servicing costs	126,874	99,445	27,429	27.6%

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Average UPB of loans serviced	$259,887,265	$217,344,544	$246,157,748	$222,343,411
Average number of loans serviced	667,585	602,403	636,798	624,299
Weighted average servicing fee as of period end	0.40%	0.33%	0.40%	0.33%

Loan servicing income was $246.6 million for the three months ended September 30, 2026, an increase of $77.6 million, or 45.9%, as compared to $169.0 million for the three months ended September 30, 2025. The increase in loan servicing income during the three months ended September 30, 2026 was primarily due to an increase in the portfolio weighted-average servicing fee as a result of increased retained servicing fees on new production due to better execution, as well as an increase in the average servicing portfolio UPB.

Loan servicing income was $680.5 million for the nine months ended September 30, 2026, an increase of $142.2 million, or 26.4%, as compared to $538.3 million for the nine months ended September 30, 2025. The increase in loan servicing income during the nine months ended September 30, 2026, was primarily attributable to the same factors discussed above for the three-month period.

Servicing costs increased $27.4 million for the nine months ended September 30, 2026, as compared to the same period in 2025 primarily as a result of higher shortfall interest, as well as increased foreclosure expenses and reserves for servicing advances. These increases were partially offset by lower third-party subservicing costs as we continued to transition loans to our in-house servicing platform. We began boarding newly originated loans onto the platform in the first quarter of 2026 and subsequently began transitioning existing loans serviced by our third-party subservicer. As of September 30, 2026, approximately 78% of our servicing portfolio, representing approximately $211 billion of UPB, was serviced in-house, compared to approximately 27%, representing approximately $66 billion of UPB, as of June 30, 2026. We expect third-party subservicing costs to continue to decrease as the remaining servicing portfolio is transitioned in-house. We expect to have substantially all loans transitioned to our in-house servicing platform by the end of 2026.

As of the dates presented below, our portfolio of loans serviced for others consisted of the following:

($ in thousands)	September 30, 2026	December 31, 2025
UPB of loans serviced	$269,788,104	$240,813,979
Number of loans serviced	695,040	663,743
MSR portfolio delinquency count (60+ days) as % of total	1.53%	1.62%
Weighted average note rate	5.97%	5.65%
Weighted average service fee	0.40%	0.36%
Interest income and Interest expense
For the periods presented below, interest income and the components of total interest expense were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2026	2025
Interest income	$149,496	$132,089	$17,407	13.2%
Less: Interest expense on funding facilities	79,835	80,256	(421)	(0.5)%
Net interest income	$69,661	$51,833	$17,828	34.4%

Interest expense on non-funding debt	$84,981	$51,828	$33,153	64.0%
Total interest expense	164,816	132,084	32,732	24.8%

	For the nine months ended September 30,		Change $	Change %
($ in thousands)	2026	2025
Interest income	$423,255	$382,196	$41,059	10.7%
Less: Interest expense on funding facilities	222,002	233,278	(11,276)	(4.8)%
Net interest income	$201,253	$148,918	$52,335	35.1%

Interest expense on non-funding debt	$242,518	$152,683	$89,835	58.8%
Total interest expense	464,520	385,961	78,559	20.4%
Net interest income (interest income less interest expense on funding facilities) was $69.7 million for the three months ended September 30, 2026, an increase of $17.8 million, or 34.4%, as compared to $51.8 million for the three months ended September 30, 2025, as a result of an increase in interest income and a decrease in interest expense on funding facilities. The increase in interest income was primarily a result of higher average balances of mortgage loans at fair value and slightly higher average note rates on mortgage loans at fair value. The decrease in interest expense on funding facilities was primarily due to lower short-term interest rates, partially offset by higher average warehouse balances.
Interest expense on non-funding debt was $85.0 million for the three months ended September 30, 2026, an increase from $51.8 million for the three months ended September 30, 2025, primarily due to higher average borrowings under the MSR facilities, partially offset by lower interest rates on these facilities due to declines in short-term interest rates. Additionally, there was an increase in interest expense related to the $1.0 billion of 2031 Senior Notes issued in September of 2025, proceeds from which were used to repay the $800.0 million 2025 Senior Notes upon maturity in November 2025.
Net interest income (interest income less interest expense on funding facilities) was $201.3 million for the nine months ended September 30, 2026, an increase of $52.3 million, or 35.1%, as compared to $148.9 million for the nine months ended September 30, 2025, as a result of an increase in interest income and a decrease in interest expense on funding facilities. The increase in interest income was primarily attributable to higher average balances of mortgage loans at fair value, partially offset by lower average note rates on mortgage loans at fair value. The decrease in interest expense on funding facilities was primarily due to lower short-term interest rates, partially offset by higher average warehouse balances.
Interest expense on non-funding debt was $242.5 million for the nine months ended September 30, 2026, an increase from $152.7 million for the nine months ended September 30, 2025, was primarily attributable to the same factors discussed above for the three-month period.

Other gains (losses)

The change in fair value of MSRs for the three months ended September 30, 2026 was an increase of $470.3 million, as compared with a decrease of $307.8 million for the three months ended September 30, 2025. The increase in fair value of MSRs for the three months ended September 30, 2026 was primarily attributable to an increase in fair value of approximately $632.9 million due to changes in valuation inputs and assumptions, net, (primarily due to increases in relevant market interest rates), partially offset by a decline in fair value of approximately $162.9 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $0.3 million of net reserves and transaction costs for bulk MSR sales.

The decrease in fair value for the three months ended September 30, 2025 of approximately $307.8 million was primarily attributable to a decrease in fair value of approximately $158.8 million due to changes in valuation inputs and assumptions, net (primarily due to changes in relevant market interest rates and related valuation assumptions), a decline in fair value of approximately $115.7 million due to realization of cash flows, decay, and other (including loans paid in full), and approximately $33.3 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The change in fair value of MSRs for the nine months ended September 30, 2026 was an increase of $337.3 million, as compared with a decrease of $807.8 million for the nine months ended September 30, 2025. The increase in fair value of MSRs for the nine months ended September 30, 2026 was primarily attributable to an increase in fair value of approximately $945.8 million due to changes in valuation inputs and assumptions, net (primarily due to increases in relevant market interest rates), partially offset by a decline in fair value of approximately $558.0 million due to realization of cash flows, decay, and other (including loans paid in full, which increased for the nine months ended September 30, 2026 as a result of higher refinance activity) and approximately $50.5 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The decrease in fair value for the nine months ended September 30, 2025 of approximately $807.8 million was primarily attributable to a decrease in fair value of approximately $406.5 million resulting from changes in valuation inputs and assumptions, net (primarily due to changes in relevant market interest rates), a decline of approximately $335.3 million due to realization of cash flows, decay, and other (including loans paid in full) and approximately $66.0 million of net reserves and transaction costs for bulk MSR sales and sales of excess servicing cash flows.

The loss on other interest rate derivatives of $481.5 million for the three months ended September 30, 2026 was due to a loss on certain derivative financial instruments, primarily driven by increases in relevant market interest rates which was offset by a change in the fair value of the MSR portfolio which is recorded separately under “Change in fair value of mortgage servicing rights.” The loss on other interest rate derivatives of $1.2 billion for the nine months ended September 30, 2026 was primarily attributable to increases and volatility of relevant market interest rates.

The gain on other interest rate derivatives of $27.8 million and $236.7 million for the three and nine months ended September 30, 2025 was due to the gain on certain derivative financial instruments we entered into as part of our overall interest rate mitigation strategy, primarily driven by changes in relevant market interest rates.

Other costs

Other costs (excluding servicing costs and interest expense, explained above) for the periods presented below were as follows:

	For the three months ended September 30,		Change $	Change %
($ in thousands)	2026	2025
Salaries, commissions and benefits	$197,683	$222,760	$(25,077)	(11.3)%
Direct loan production costs	52,571	64,213	(11,642)	(18.1)%
Marketing, travel, and entertainment	32,545	23,410	9,135	39.0%
Depreciation and amortization	14,611	12,747	1,864	14.6%
General and administrative	74,067	62,243	11,824	19.0%
Other expense (income)	5,824	(815)	6,639	(814.6)%
Other costs	$377,301	$384,558	$(7,257)	(1.9)%

	For the nine months ended September 30,		Change $	Change %
	2026	2025
Salaries, commissions and benefits	$635,281	$627,021	$8,260	1.3%
Direct loan production costs	185,237	153,670	31,567	20.5%
Marketing, travel, and entertainment	99,011	71,979	27,032	37.6%
Depreciation and amortization	43,651	36,287	7,364	20.3%
General and administrative	222,849	190,390	32,459	17.0%
Other expense (income)	9,200	(1,817)	11,017	(606.3)%
Other costs	$1,195,229	$1,077,530	$117,699	10.9%

Other costs were $377.3 million for the three months ended September 30, 2026, a decrease of $7.3 million, or 1.9%, as compared to $384.6 million for the three months ended September 30, 2025. Salaries, commissions and benefits decreased by $25.1 million primarily due to a decrease in average team member count. Direct loan production costs decreased $11.6 million, primarily due to lower costs associated with down payment assistance programs and lower production volume, partially offset by increased costs associated with our free credit report program. General and administrative expenses increased $11.8 million primarily due to increased software licensing, including licensing associated with our AI initiatives, and support costs and legal fees. Marketing, travel and entertainment expenses increased $9.1 million, primarily due to increases in costs associated with broker incentives, training and development programs, and sponsorship fees. The increase of $6.6 million in other expense was primarily as a result of the decline in fair value of retained investment securities.

Other costs were $1.2 billion for the nine months ended September 30, 2026, an increase of $117.7 million, or 10.9%, as compared to $1.1 billion for the nine months ended September 30, 2025. This increase was primarily due to increases in general and administrative expenses of $32.5 million, direct loan production costs of $31.6 million, marketing, travel and entertainment expenses of $27.0 million, other expense of $11.0 million, and salaries, commissions and benefits of $8.3 million. The increase in direct loan production costs was primarily due to increased costs associated with our free credit reports program and our free appraisals incentive, partially offset by lower costs associated with our down payment assistance programs. The increase in salaries, commissions and benefits was primarily driven by increases in incentive-based compensation, as well as a shift in team member mix supporting our continued investments in AI and other technologies. The increases for the remaining cost components were attributable to the same drivers mentioned in the three months analysis above.

Income Taxes

We recorded a $11.1 million provision for income taxes during the three months ended September 30, 2026, compared to a $0.6 million provision for income taxes for the three months ended September 30, 2025. The increase in income tax provision for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in pre-tax income attributable to the Company and the effects of UWMC's increased ownership in Holdings LLC due to Exchange Transactions.

We recorded a $2.8 million benefit for income taxes during the nine months ended September 30, 2026, compared to a $1.7 million provision for income taxes for the nine months ended September 30, 2025. The decrease in income tax provision for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a decrease in pre-

tax income attributable to the Company, and the effects of UWMC's increased ownership in Holdings LLC due to Exchange Transactions.

Net income (loss)

Net income was $212.6 million for the three months ended September 30, 2026, an increase of $200.5 million or 1658.5%, as compared to net income of $12.1 million for the three months ended September 30, 2025. The increase in net income was primarily the result of a decrease in other losses, net, of $268.8 million, partially offset by an increase in total expenses (including income taxes) of $36.2 million and a decrease in total revenue of $32.2 million.

Net income attributable to the Company of $55.5 million for the three months ended September 30, 2026 includes the net income of Holdings LLC attributable to UWMC due to its approximate 21% ownership interest in Holdings LLC and its ownership of the Series A-1 and A-2 Preferred Units of Holdings LLC (issued in August 2026). Net loss attributable to the Company of $1.3 million for the three months ended September 30, 2025, includes the net income of Holdings LLC attributable to the Company due to its approximate 15% ownership interest in Holdings LLC.

Net loss was $69.0 million for the nine months ended September 30, 2026, a decrease of $148.5 million or 186.7%, as compared to net income of $79.5 million for the nine months ended September 30, 2025. The decrease in net income was primarily the result of an increase of $314.5 million in other losses, net, an increase in total expenses (including income taxes) of $219.2 million, partially offset by an increase in total revenue of $385.2 million.

Net income attributable to the Company of $0.2 million for the nine months ended September 30, 2026 includes the net income of Holdings LLC attributable to UWMC due to its approximate 21% ownership interest in Holdings LLC and its ownership of the Series A-1 and A-2 Preferred Units of Holdings LLC (issued in August 2026). Net income attributable to the Company of $8.0 million for the nine months ended September 30, 2025 includes the net income of Holdings LLC attributable to UWMC due to its approximate 15% ownership interest in Holdings LLC.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity in the normal course of our business include:
•proceeds from borrowings to fund originations, including under our loan funding facilities;
•cash flow from operations, investing, and financing activities, including:
◦sale or securitization of loans into the secondary market;
◦loan origination fees and certain other fees related to the origination of a loan;
◦servicing fee income;
◦interest income on mortgage loans;
◦sale of MSRs and excess servicing cash flows; and
◦proceeds from borrowings under our other financing facilities.

Our primary uses of funds in the normal course of our business include:
•origination of loans;
•retention of MSRs from our loan sales;
•payment of interest expense;
•payment of operating expenses; and
•dividends and tax distributions.
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

We continually evaluate our capital structure and capital resources to enhance our liquidity and financial flexibility, optimize our leverage and profitability, and take advantage of market opportunities. As part of such evaluation, we regularly review our levels of secured and unsecured indebtedness, available borrowing capacity and available equity, unsecured debt maturities, our strategic investments, including technology and growth of the wholesale channel, the availability or desirability of growth through the acquisition of other companies or other mortgage portfolios, the repurchase or redemption of our outstanding indebtedness, including our senior notes, or repurchases of our common stock or common stock derivatives.

In August 2026, we completed a strategic capital transaction involving the issuance of $1.65 billion of Series A Preferred Stock and 330 million warrants on our Class A common stock, which strengthened our capital and liquidity position. In October 2026, we commenced a rights offering pursuant to which we expect to receive gross proceeds of $400 million from the rights offering or from the related backstop commitments. These transactions have provided and will provide the Company with additional liquidity and capital resources to support our operational cash requirements, meet our contractual and other obligations, and manage our leverage levels.

We currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to maintain our current operations and fund our loan originations, capital commitments, and other financing obligations (including the 2027 Senior Notes which mature in June 2027) for the next twelve months.

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

Warehouse lenders generally conduct daily evaluations of the adequacy of the underlying collateral for the warehouse loans based on the fair value of the mortgage loans. As the loans are generally financed at 97% to 98% of principal balance and our loans are typically outstanding on warehouse lines for short periods (e.g., less than one month), significant increases in market interest rates would be required for us to experience margin calls or requirements to reduce the amount outstanding with respect to the corresponding loan from a majority of our warehouse lenders. Four of our warehouse lines advance based on the fair value of the loans, rather than the principal balance. For those lines, we exchange collateral for modest changes in value. As of September 30, 2026, there were no outstanding exchanges of collateral.

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

The table below reflects the current line amounts of our principal warehouse facilities and the amounts advanced against those lines as of September 30, 2026:

Facility Type[2]	Collateral	Line Amount as of September 30, 2026[1]	Date of Initial Agreement With Warehouse Lender	Current Agreement Expiration Date	Total Advanced Against Line as of September 30, 2026 (in thousands)
MRA Funding:
Master Repurchase Agreement	Mortgage Loans	$325 Million	2/26/2016	12/17/2026	$280,647
Master Repurchase Agreement	Mortgage Loans	$1.5 Billion	2/7/2025	2/5/2027	639,262
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	2/9/2026	2/9/2027	538,771
Master Repurchase Agreement	Mortgage Loans	$3.0 Billion	12/31/2014	2/17/2027	1,760,302
Master Repurchase Agreement	Mortgage Loans	$1.0 Billion	3/7/2019	2/19/2027	588,934
Master Repurchase Agreement	Mortgage Loans	$500 Million	2/29/2012	5/14/2027	178,365
Master Repurchase Agreement	Mortgage Loans	$— [3]	10/30/2020	6/15/2027	—
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/24/2020	8/3/2027	720,296
Master Repurchase Agreement	Mortgage Loans	$2.0 Billion	7/10/2012	9/28/2027	597,654
Master Repurchase Agreement	Mortgage Loans	$750 Million	4/23/2021	10/8/2027	128,241
Master Repurchase Agreement	Mortgage Loans	$3.5 Billion	5/9/2019	11/26/2027	1,900,353
Early Funding:
Master Repurchase Agreement	Mortgage Loans	$600 Million (ASAP+ - see below)		No expiration	—
Master Repurchase Agreement	Mortgage Loans	$750 Million (EF - see below)		No expiration	318,138
					$7,650,963
All interest rates are variable based upon a spread to SOFR.
1 An aggregate of $900.0 million of these line amounts is committed as of September 30, 2026.
2 Interest rates under these funding facilities are based on SOFR plus a spread, which ranged from 1.00% to 1.75% for substantially all of our loan production volume as of September 30, 2026.
3 The combined funding limit with this counterparty is $2.0 billion, which can be allocated between the MRA Facility and the Conventional MSR Facility (see below) at UWM's discretion. As of September 30, 2026, all of this combined funding capacity was allocated to the Conventional MSR Facility.
Early Funding Programs

We are an approved lender for loan early funding facilities with Fannie Mae through its As Soon As Pooled Plus (“ASAP+”) program and Freddie Mac through its Early Funding (“EF”) program. As an approved lender for these early funding programs, we enter into an agreement to deliver closed and funded one-to-four family residential mortgage loans, each secured by related mortgages and deeds of trust, and receive funding in exchange for such mortgage loans in some cases before the lender has grouped them into pools to be securitized by Fannie Mae or Freddie Mac. All such mortgage loans must adhere to a set of eligibility criteria to be acceptable. As of September 30, 2026, no amount was outstanding under the ASAP+ program and $318.1 million was outstanding through the EF program.

Covenants

Our warehouse facilities generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (i) a certain minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum ratio of total liabilities or total debt to tangible net worth, and (iv) profitability. A breach of these covenants can result in an event of default under these facilities and as such would allow the lenders to pursue certain remedies. In addition, each of these facilities, as well as our secured and unsecured lines of credit, includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. We were in compliance with all covenants under these facilities as of September 30, 2026.

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

The indentures governing the outstanding Senior Notes contain certain operating covenants and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional non-funding indebtedness unless either (y) the Fixed Charge Coverage Ratio (as defined in the applicable indenture) is no less than 3.0 to 1.0 or (z) the Debt-to-Equity Ratio (as defined in the applicable indenture) does not exceed 2.0 to 1.0, (2) merge, consolidate or sell assets, (3) make restricted payments, including distributions, (4) enter into transactions with affiliates, (5) enter into sale and leaseback transactions and (6) incur liens securing indebtedness. We were in compliance with the terms of these indentures as of September 30, 2026.
MSR Facilities
In 2022, our consolidated subsidiary, UWM, entered into a Loan and Security Agreement with Citibank, N.A. ("Citibank"), which currently provides UWM with up to $2.0 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the “Conventional MSR Facility”). The Conventional MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitizations by Fannie Mae or Freddie Mac that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Conventional MSR Facility are based on the fair market value of the collateral, and borrowings under the Conventional MSR Facility bear interest based on one-month term SOFR plus an applicable margin. The current maturity date of the Conventional MSR Facility is June 15, 2027. As of September 30, 2026, $1.415 billion was outstanding under the Conventional MSR Facility.
The Conventional MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, and net income as defined in the agreement. As of September 30, 2026, we were in compliance with all applicable covenants under the Conventional MSR Facility.
In 2023, our consolidated subsidiary, UWM, entered into a Credit Agreement with Goldman Sachs Bank USA, which currently provides UWM with up to $1.25 billion of uncommitted borrowing capacity to finance the origination, acquisition or holding of certain mortgage servicing rights (the "Ginnie Mae MSR Facility"). The Ginnie Mae MSR Facility is collateralized by all of UWM's mortgage servicing rights that are appurtenant to mortgage loans pooled in securitization by Ginnie Mae that meet certain criteria. Available borrowings, as well as mandatory curtailments, under the Ginnie Mae MSR Facility are based on the fair market value of the collateral. Borrowings under the Ginnie Mae MSR Facility bear interest based on SOFR plus an applicable margin. Currently, the draw period for the Ginnie Mae MSR Facility extends to March 20, 2028, and the maturity date is March 20, 2029. As of September 30, 2026, $875.0 million was outstanding under the Ginnie Mae MSR Facility.
The Ginnie Mae MSR Facility contains covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquidity, maximum debt to net worth ratio, and net income as defined in the agreement. As of September 30, 2026, we were in compliance with all applicable covenants under the Ginnie Mae MSR Facility.
The weighted average interest rate charged for borrowings under our MSR facilities was 6.31% and 7.17% for the three months ended September 30, 2026 and 2025, respectively. The weighted average interest rate charged for borrowings under our MSR facilities was 6.22% and 7.21% for the nine months ended September 30, 2026 and 2025, respectively.

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
In September 2025, UWM entered into Amendment No. 1 to the Revolving Credit Agreement with SFS Corp. which, among other things, subordinates amounts due under the Revolving Credit Agreement to amounts due under the outstanding senior notes including (i) restricting UWM from making any payment to SFS Corp., as lender, for amounts due under the Revolving Credit Agreement and (ii) restricting SFS Corp., as lender, from pursuing certain remedies, including acceleration, off-set or counterclaims, in each case upon the occurrence of an event of default under any of the indentures governing any of the senior notes outstanding and until such event of default is cured or waived. All other material terms of the Revolving Credit Agreement remain unchanged. The Revolving Credit Agreement contains certain financial and operating covenants and restrictions, subject to a number of exceptions and qualifications, and the availability of funds under the Revolving Credit Facility is subject to our continued compliance with these covenants. We were in compliance with these covenants as of September 30, 2026. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2026.

Borrowings Against Investment Securities

UWM has entered into sale and repurchase agreements for a portion of the retained beneficial interests in the securitization trusts established to facilitate its private label securitization transactions which have been accounted for as borrowings against investment securities. As of September 30, 2026, we had $80.7 million outstanding under individual trades executed pursuant to a master repurchase agreement with a counterparty which is collateralized by the investment securities (beneficial interests in the trusts) that we retained due to regulatory requirements. The borrowings against investment securities have remaining terms ranging from one to three months as of September 30, 2026, and interest rates based on SOFR plus a spread. We intend to renew these sale and repurchase agreements upon their maturity during the required holding period for the retained investment securities.

The counterparty under these sale and repurchase agreements conducts daily evaluations of the adequacy of the underlying collateral based on the fair value of the retained investment securities less any specified haircuts. These investment securities are financed on average at approximately 75% of the outstanding principal balance, and exchanges of cash collateral are required if the fair value of the retained investment securities, less the haircut, is less than the principal balance plus accrued interest on the secured borrowings. As of September 30, 2026, we had delivered $4.5 million of collateral to the counterparty under these sale and repurchase agreements.

Finance Leases

As of September 30, 2026, our finance lease liabilities were $21.9 million, $21.5 million of which relates to leases with related parties. Our financing lease agreements have remaining terms ranging from approximately two years to ten years.

Redeemable Preferred Stock and Warrants
On August 5, 2026, we issued 1,500,000 shares of our Series A-1 Preferred Stock and 150,000 shares of its Series A-2 Preferred Stock and warrants to purchase shares of its Class A common stock for an aggregate purchase price of $1.65 billion. In connection with the transaction, we issued 165,000,000 Class A warrants with an exercise price of $6.00 per share of Class A Common Stock (“Class A Warrants”) and 165,000,000 Class B warrants with an exercise price of $2.00 per share of Class A Common Stock (“Class B Warrants”), each exercisable for shares of the Company’s Class A common stock. The Class A Warrants and the Class B Warrants are exercisable solely for cash and expire August 5, 2036.
In October 2026, the Company commenced a rights offering, intended to raise gross proceeds of up to $400 million. Pursuant to a support and backstop agreement entered into on August 5, 2026, to the extent the rights offering does not generate $400 million of gross proceeds, certain funds affiliated with Oaktree have the option, and SFS Group and our Chairman, President, and CEO have the obligation, to purchase securities for the unfunded amount such that aggregate gross proceeds from the rights offering and the backstop purchases would be at least $400 million.  Purchases pursuant to the support and backstop agreement may be either (x) shares of Class A Common Stock, at the same price as was available in the rights offering or (y) junior perpetual non-convertible preferred stock which is similar to the Series A-2 Preferred Stock, except that it is further subordinated to the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, and an equal amount of Class A Warrants and Class B Warrants for aggregate number of warrants equal to 20% of principal amount of such preferred stock.
The Series A Preferred Stock is classified as temporary equity because it may become redeemable based on events that are not solely within the Company’s control. As of September 30, 2026, the Series A Preferred Stock had an aggregate carrying amount of $1.50 billion and an aggregate redemption amount of $2.31 billion.
The Series A Preferred Stock accrues cumulative dividends at an annual cash rate of 10.0% or, if paid in kind, an annual rate of 13.0%. Cash dividends will represent a use of the Company’s liquidity, while payment-in-kind dividends will increase the stated value of the Series A Preferred Stock without a current-period cash payment.

The Series A-1 Certificate of Designation requires the Company to maintain specified financial thresholds, including minimum tangible book value of equity, minimum liquidity, and a maximum corporate net leverage ratio. The Company was in compliance with these financial requirements as of September 30, 2026.
See Note 11 - Redeemable Preferred Stock and Warrants, Note 18 - Earnings Per Share, and Note 19 - Subsequent Events, to the accompanying condensed consolidated financial statements for additional information.

Cash flow data for the nine months ended September 30, 2026 and 2025

	For the nine months ended September 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(1,858,934)	$(2,751,314)
Net cash provided by investing activities	808,322	2,099,290
Net cash provided by financing activities	967,668	1,015,388
Net (decrease) increase in cash and cash equivalents	$(82,944)	$363,364
Cash and cash equivalents at the end of the period	420,420	870,703

Net cash used in operating activities
Net cash used in operating activities was $1.9 billion for the nine months ended September 30, 2026 compared to net cash used in operating activities of $2.8 billion for the same period in 2025. The decrease in cash flows used in operating activities year-over-year was primarily driven by the decrease in mortgage loans at fair value for the period ended September 30, 2026, as compared to the increase in mortgage loans at fair value for same period in 2025, partially offset by a decrease in net income as adjusted for non-cash operational items, including the capitalization and change in fair value of MSRs.

Net cash provided by investing activities

Net cash provided by investing activities was $808.3 million for the nine months ended September 30, 2026 compared to $2.1 billion of net cash provided by investing activities for the same period in 2025. The decrease in cash flows provided by investing activities was primarily driven by a decrease in net proceeds from the sales of MSRs.

Net cash provided by financing activities

Net cash provided by financing activities was $967.7 million for the nine months ended September 30, 2026 compared to $1.0 billion of net cash provided by financing activities for the same period in 2025. During the nine months ended September 30, 2026, there were net repayments of warehouse facilities compared to net borrowings during the same period in 2025, related to the changes in mortgage loans at fair value during these periods, offset by net borrowings on the secured lines of credit and net proceeds from the issuance of redeemable preferred stock and warrants. The nine months ended September 30, 2025 included net repayments on the secured lines of credit, and net proceeds from the issuance of senior notes.

Contractual Obligations

Cash requirements from contractual and other obligations

As of September 30, 2026, our material cash requirements from known contractual and other obligations include dividend payments on our preferred stock issued during the third quarter of 2026, interest and principal payments under our Senior Notes, principal payments under our borrowings against investment securities, interest and principal payments under our Conventional MSR Facility and Ginnie Mae MSR Facility, payments under our financing and operating lease agreements, payments to SFS Corp. under the TRA and required tax distributions to SFS Corp. Except for the issuance of the preferred stock, there have been no other material changes in the cash requirements from known contractual and other obligations since December 31, 2025.
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

Interest rate lock commitments, loan sale and forward commitments, and other interest rate derivatives

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. These commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The blended average pullthrough rate was 84% and 78% as of September 30, 2026 and December 31, 2025, respectively.

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

Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025
Interest rate lock commitments—fixed rate (a)	$8,011,383	$11,770,855
Interest rate lock commitments—variable rate (a)	614,968	450,348
Commitments to sell loans	1,811,199	2,608,946
Forward commitments to sell mortgage-backed securities	13,359,658	14,355,079
Other interest rate derivatives	5,700,000	—

(a) Adjusted for pullthrough rates of 84% and 78% as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, we had sold $2.1 billion of loans to a global insured depository institution and assigned the related trades to the institution. The loans underlying these trades were scheduled for delivery into securities for settlement with end investors in October 2026.

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
•the impact of interest rate risks on our business and results of operations, including expected subscriptions and proceeds;
•the benefits and risks associated with an Exchange Transaction;
•the completion of our rights offering;
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
•our ability to sell our MSRs and excess servicing;
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

These forward-looking statements involve estimates and assumptions that may be affected by risks and uncertainties in our business, as well as other external factors, and actual results could differ materially from those expressed or implied in any forward-looking statement as a result of a number of factors, including:

•our dependence on macroeconomic and U.S. residential real estate market conditions, including changes in U.S. monetary policies that affect interest rates and inflation;
•our reliance on our warehouse and other short-term financing facilities to fund mortgage loans and otherwise operate our business, our use of leverage under these facilities and the risk that a decrease in the value of collateral underlying certain of these facilities could result in an unanticipated margin call;
•our ability to access, and increase, warehouse lines to meet our anticipated growth;
•the impact of actions taken by the Presidential Administration, including actions that could adversely affect inflation, interest rates, consumer discretionary income and confidence and home building starts, which could adversely affect our loan origination volume and profitability;
•our ability to sell loans in the secondary market, including to government-sponsored enterprises (“GSEs”), and to securitize our loans into mortgage-backed securities through the GSEs and Ginnie Mae, and our ability to sell MSRs in the bulk MSR secondary market;
•our dependence on the GSEs and the risk of changes to these entities and their roles, including, as a result of GSE reform, termination of conservatorship or efforts to increase the capital levels of the GSEs;
•changes in the GSEs’, FHA, USDA and VA guidelines or GSE and Ginnie Mae guarantees;

•our ability to comply with all applicable rules and regulations in connection with our internal servicing operations and the risks associated with the transition of servicing operations in-house;
•our dependence on licensed residential mortgage loan officers or entities, including brokers that arrange for the funding of mortgage loans, or banks, credit unions or other entities that use their own funds or warehouse facilities to fund mortgage loans but do not underwrite or otherwise make the credit decision with respect to such loans, and changes in banking regulations and capital requirements that may impact the availability of warehouse financing or otherwise affect liquidity in the residential mortgage industry;
•our inability to continue to grow or effectively manage the growth of our loan origination volume;
•our ability to continue to attract and retain our Independent Mortgage Broker relationships;
•the occurrence of a data breach or other failure in our cybersecurity or information security systems;
•our reliance on third-party software and services in our operations;
•our reliance on third-party sub-servicers to service our mortgage loans or MSRs;
•the occurrence of data breaches or other cybersecurity failures at our third-party sub-servicers or other vendors;
•intense competition in the mortgage industry;
•our ability to implement and maintain technological innovations in our operations;
•the loss of key management;
•our ability to continue to comply with the complex state and federal laws, regulations and practices applicable to mortgage loan origination and servicing generally, including maintaining appropriate state licenses, managing the costs and operational risks associated with material changes to such laws and regulations and the impact of recent changes in federal and state government administrations;
•errors in, or the ineffectiveness of, internal and external models or data we rely on to manage risk and make business decisions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are subject to a variety of risks that can affect our operations and profitability. We broadly categorize these risks as interest rate, credit and counterparty risks.

Interest rate risk

We are subject to interest rate risk, which may impact our origination volume and associated revenue, the valuation of our MSRs, IRLCs and mortgage loans at fair value, and the net interest margin derived from our origination activities. The fair value of MSRs is driven primarily by interest rates, which impact expected prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as expected prepayments decrease, extending the estimated life of the MSRs, and estimated float earnings increase, which generally results in expected increases in cash flows. In a declining interest rate environment, the fair value of MSRs generally decreases as expected prepayments increase, shortening the estimated life of the MSRs, and estimated float earnings decrease, which generally results in expected decreases in cash flows. Loan origination volumes tend to increase in declining interest rate environments and decrease in rising interest rate environments; therefore we believe that our origination business provides a natural hedge to our servicing business. We periodically evaluate our overall interest rate risk management strategy with respect to MSRs, which includes consideration of our natural business model hedge, regular sales of MSRs and excess servicing cash flows, and at times entering into other interest rate derivatives to mitigate the interest rate risk associated with all or a portion of our MSR portfolio.

Our IRLCs and mortgage loans at fair value are exposed to interest rate volatility. During the origination, pooling, and delivery process, the value of our mortgage loan pipeline fluctuates with changes in interest rates. Because substantially all of our production is deliverable to Fannie Mae, Freddie Mac, and Ginnie Mae, we predominantly utilize forward agency or Ginnie

Mae To Be Announced ("TBA") securities as our primary hedge instruments. The TBA market is a secondary market in which forward contracts for agency mortgage-backed securities are traded, which we use to mitigate the risk of changes in the value of our mortgage loan pipeline resulting from changes in market interest rates.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. Our total market risk is influenced by a wide variety of factors, including market volatility and market liquidity. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to capture the complex market reactions that could arise from the market shifts modeled. We used September 30, 2026 market rates and the instruments outstanding as of that date to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated to our actual performance because the relationship between changes in interest rates and changes in fair value may not be linear, and the analysis does not reflect the impact of ongoing operations. The following table summarizes the estimated change in the fair value of our mortgage loans at fair value, MSRs, IRLCs, FLSCs, and other interest rate derivatives as of September 30, 2026, assuming hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

	September 30, 2026
($ in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans at fair value	$80,145	$(83,250)
MSRs	(107,381)	83,498
IRLCs	76,172	(81,818)
Total change in assets	$48,936	$(81,570)
Increase (decrease) in liabilities
FLSCs	$(157,148)	$164,773
Other interest rate derivatives	75,370	(75,380)
Total change in liabilities	$(81,778)	$89,393

Credit risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. While our loans are generally sold into the secondary market without recourse, we remain subject to repurchase and indemnification obligations to investors for breaches of representations and warranties or other obligations under our loan sale agreements. For loans that we repurchase or that are sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the outstanding balance of the mortgage loan plus related expenses incurred. We believe this risk is mitigated through our stringent underwriting standards, strong fraud detection tools and technology designed to support compliance with applicable laws and our standards. In addition, we believe that our exposure is mitigated through the quality of our loan portfolio. For the three and nine months ended September 30, 2026, our originated loans had weighted average loan to value ratios of 82.56% and 82.11%, respectively, and weighted average FICO scores of 739 in each period. For the three and nine months ended September 30, 2025, our originated loans had weighted average loan to value ratios of 81.90% and 81.85%, respectively, and weighted average FICO scores of 736 in each period.

Counterparty risk

We are subject to counterparty risk that arises from our financing facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties." If a counterparty defaults on its obligations, we could be exposed to financial loss. We manage this risk by selecting counterparties that we believe to be financially strong, diversifying our exposure among multiple counterparties, limiting our unsecured credit exposure to any single counterparty, and entering into master netting agreements with counterparties, where appropriate.

In accordance with best practices outlined by the Treasury Market Practices Group, we execute Securities Industry and Financial Markets Association trading agreements with our trading partners. Each such agreement provides for an exchange of margin should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements provide us with a legal right to offset amounts due to and from the same counterparty. We incurred no losses due to nonperformance by any of our counterparties during the three and nine months ended September 30, 2026 and 2025.

With respect to our financing facilities, we are also subject to the risk that a counterparty chooses not to renew a borrowing agreement and we are unable to obtain alternative financing to originate mortgage loans. We seek to mitigate this risk by maintaining sufficient borrowing capacity across a variety of well-established counterparties to meet our funding needs, as well as by fostering long-term relationships.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 28, 2025, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against UWM, its 401(k) Committee and the Company’s Board of Directors alleging that UWM’s 401(k) plan (the “UWM Plan”) forfeitures should have been used to pay UWM Plan expenses instead of being used for future employer contributions. UWM Plan administration is consistent with decades of regulatory guidance that was reaffirmed as recently as 2023. UWM, its 401(k) Committee and the Company’s Board of Directors plan to vigorously defend this baseless allegation. The Board of Directors was dismissed as a defendant from this action on June 18, 2025. On September 23, 2026, the court granted the motion to dismiss filed by UWM and its 401(k) Committee as to all counts and dismissed the case.

On May 14, 2026, Rocket Mortgage, LLC (“Rocket”), as successor to Nationstar Mortgage LLC, filed suit against UWM in the Supreme Court of the State of New York – Commercial Division alleging breach of contract with respect to certain mortgage servicing rights sales between Nationstar Mortgage LLC and UWM. Rocket seeks monetary damages and attorneys’ fees. UWM filed its motion to dismiss the complaint on July 31, 2026. On August 27, 2026, Rocket filed its amended complaint in the case. UWM filed its motion to dismiss the amended complaint on October 5, 2026.

On June 26, 2026, a complaint was filed in the U.S. District Court for the District of Colorado against UWM by Jennifer Fox, et al. (collectively, the “Fox Plaintiffs”). The Fox Plaintiffs seek class certification, monetary damages, attorneys’ fees, and declaratory and injunctive relief. The Fox Plaintiffs allege, among other things, violations of the Telephone Consumer Protection Act and the Colorado No-Call List Act by UWM. The allegations asserted by the Fox Plaintiffs in their complaint are similar to the allegations asserted by other similar plaintiffs in their respective complaints for which UWM has sought dismissal on the basis that UWM should not be held vicariously liable for the actions of those who operate independently and of whom it has no control over day-to-day operations. The Fox Plaintiffs voluntarily dismissed their complaint against UWM on August 31, 2026.

On August 10, 2026, the Company and UWM Acquisitions 1 LLC sued Two Harbors Investment Corp. (“TWO”) in the United States District Court for the District of Maryland alleging TWO breached its $1.3 billion merger agreement with the Company and committed fraud while steering TWO toward a competing transaction with CrossCountry Mortgage, LLC. The Company seeks to recover monetary damages from TWO in connection with the lawsuit. On October 1, 2026, TWO filed its answer and counterclaims alleging breach of contract, fraud and negligent misrepresentation claims against the Company in connection with the failed acquisition. TWO seeks monetary damages and attorneys’ fees from the Company through the counterclaims. The Company believes TWO’s counterclaims are without merit.

On August 13, 2026, a complaint was filed in the U.S. District Court for the Eastern District of Michigan against the Company, Mathew Ishbia and Rami Hasani by Doug Bond, et al. (collectively, the “Bond Plaintiffs”) alleging certain violations of the Securities Exchange Act of 1934. The Bond Plaintiffs seek monetary damages and attorneys’ fees. The defendants intend to vigorously defend themselves against the claims made within the complaint.

On August 31, 2026, Michael Farzad, derivatively on behalf of the Company, brought a complaint in the U.S. District Court for the Eastern District of Michigan against Mathew Ishbia, et al., alleging breach of fiduciary duty and unjust enrichment in connection with their role as members of the Company’s Board of Directors. On September 1, 2026, Nathan Paytas, derivatively on behalf of the Company, brought a nearly identical complaint in the U.S. District Court for the Eastern District of Michigan against Mathew Ishbia, et al., alleging the same claims. On October 17, 2026, Steven Baker, derivatively on behalf of UWM Holdings Corporation, brought a complaint in Oakland County Circuit Court in the State of Michigan against Mathew Ishbia, et al., alleging similar allegations to those allegations brought by Michael Farzad and Nathan Paytas in their respective complaints. Michael Farzad and Nathan Paytas seek monetary damages, equitable relief, injunctive relief and attorneys’ fees. Steven Baker seeks monetary damages, equitable relief, declaratory relief and attorneys’ fees. The defendants intend to vigorously defend themselves against the claims made within all three complaints.

On October 2, 2026, a complaint was filed in the Court of Chancery in the State of Delaware against Mat Ishbia, et al. by Eric Gilbert, et al. (collectively, the “Gilbert Plaintiffs”). The complaint alleges that the disclosures made by the Company in connection with its pending rights offering are insufficient and requests that certain additional information be disclosed to stockholders. The Gilbert Plaintiffs seek monetary damages, injunctive relief, declaratory relief and attorneys’ fees. The defendants intend to vigorously defend themselves against the allegations made in the complaint.

Item 1A. Risk Factors

Since December 31, 2025, there have been no material changes to the Company’s Risk Factors, except as noted below:

Our ability to take certain actions may be limited by the terms of the Series A-1 Preferred Stock.

The terms of the Series A-1 Preferred Stock restrict our ability to take certain actions without the consent of the holders of the Series A-1 Preferred Stock or the satisfaction of specified conditions. For example, we are restricted from creating or issuing securities ranking senior to or on parity with the Series A-1 Preferred Stock, paying dividends or making distributions on our Class A Common Stock, redeeming or repurchasing shares of our Class A Common Stock or other securities, incurring indebtedness, materially altering our principal line of business, or taking certain other corporate actions unless specified conditions are satisfied. Oaktree also has certain governance rights that are set forth in the investor rights agreement that we entered into in connection with the Financing.

These restrictions could limit our flexibility in managing our capital structure and conducting our business and could prevent us from pursuing transactions or taking other actions that we may otherwise believe would be in our best interests. In addition, any requirement to obtain the consent of holders of the Series A-1 Preferred Stock could delay or prevent a transaction or other corporate action. As a result, the terms of our Series A-1 Preferred Stock could adversely affect our ability to respond to changing business, financial and market conditions and could have a material adverse effect on our business, financial condition and results of operations.

For so long as Oaktree beneficially owns at least 25% of the number of shares of Series A-1 Preferred Stock issued to them on August 5, 2026, Oaktree will have the exclusive right to nominate and elect two directors to our Board (each a “Series A-1 Investor Board Member”). In addition, upon the earlier of the seventh anniversary of August 5, 2026 and the occurrence of a Special Event of Noncompliance (as defined in the Series A-1 Certificate of Designation), if any shares of Series A-1 Preferred Stock remain outstanding and are held by the Series A-1 Investors (as defined in the Series A-1 Certificate of Designation), the number of Series A-1 Investor Board Members will automatically be increased such that the total number of authorized Series A-1 Investor Board Members represents at least the number of directors required to constitute a majority of the total authorized number of directors of our Board. However, if these additional directorships were created as a result of a Special Event of Noncompliance, the additional directorships will be eliminated, and the directors serving in those directorships will automatically cease to serve, when the Special Event of Noncompliance is cured to the reasonable satisfaction of the Requisite Series A-1 Investor Majority (as defined in the Series A-1 Certificate of Designation). A Special Event of Noncompliance may be triggered by breaches of financial condition covenants, including minimum tangible book value, minimum liquidity and maximum leverage requirements, as well as specified payment defaults, insolvency events and cross-defaults, in each case which are not cured within the specified cure period (if any). After the seventh anniversary and during the continuance of a Special Event of Noncompliance, holders of Series A-1 Preferred Stock may require us to pursue a refinancing transaction to redeem all outstanding Series A-1 Preferred Stock which could be at rates and upon terms that are less favorable than those which are provided by the current Series A-1 Preferred Stock.

Resales of the outstanding shares of Class A Common Stock issuable upon exercise of Warrants or shares issuable upon an exchange transaction could depress the market price of our Class A Common Stock or result in dilution.

As of November 2, 2026, there are 330,000,000 shares of Class A Common Stock issuable upon exercise of the Warrants and 1,261,862,603 shares of Class A Common Stock issuable in connection with the exchange of the Paired Interests. The issuance of shares of Class A Common Stock issuable upon the exercise of the Warrants or upon exchange of the Class B Units in Holdings LLC may result in dilution to the then existing holders of our Class A Common Stock and increase the number of shares of our Class A Common Stock eligible for resale in the public market. Such sales of shares of Class A Common Stock or the perception that such sales may occur could depress the market price of our Class A Common Stock.

Further, if the rights offering is not fully subscribed and Oaktree Purchasers or Ishbia Support Parties elect to receive junior perpetual non-convertible preferred stock which is similar to the Series A-2 Preferred Stock, except that it is further subordinated to the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, and Warrants pursuant to the Backstop Agreement, we may issue up to 80 million additional Warrants (divided equally between Class A Warrants and Class B Warrants). Issuing additional shares of our Class A Common Stock or Warrants exercisable for shares of Class A Common Stock may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Common Stock or both.

The Series A Preferred Stock have a liquidation preference senior to our Class A Common Stock.

Shares of our Class A Common Stock are junior in rank to each series of the Series A Preferred Stock with respect to the preferences as to dividends, distributions and payments upon our liquidation, bankruptcy, dissolution or winding up. The payment of the liquidation preferences could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. This liquidation preference may increase over time based on the payment of in-kind dividends. Subject to the terms set forth in the Series A-1 Certificate of Designation and the certificate of designation governing the Series A-2 Preferred Stock (the “Series A-2 Certificate of Designation,” and together with the Series A-1 Certificate of Designation, the “Certificates of Designation”), if we issue any additional preferred stock in the future, it may also have similar liquidation preferences.

The existence of the liquidation preferences may reduce the value of our Class A Common Stock, make it harder for us to sell shares of Class A Common Stock in offerings in the future, or prevent or delay a change of control.

Item 5. Other Information

Rule 10b5-1 Trading Plans

No director or officer of the Company adopted or terminated a Rule 10b5‑1 trading arrangement or non‑Rule 10b5‑1 trading arrangement during the fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description
3.3
Third Amended and Restated Limited Liability Company Agreement of UWM Holdings, LLC, dated as of August 5, 2026 (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

3.4	Certificate of Designation of Series A-1 Preferred Stock of UWM Holdings Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

3.5	Certificate of Designation of Series A-2 Preferred Stock of UWM Holdings Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

4.13
Warrant Agreement (Class A Warrants), dated as of August 5, 2026, between UWM Holdings Corporation and Equiniti Trust Company, LLC, as warrant agent (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

4.14
Warrant Agreement (Class B Warrants), dated as of August 5, 2026, between UWM Holdings Corporation and Equiniti Trust Company, LLC, as warrant agent (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

10.24
Securities Purchase Agreement, dated as of August 5, 2026, by and among UWM Holdings Corporation, Oaktree Purchaser Entity, Mat Ishbia, SFS Holding Corp. and SFS Group Capital, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

10.25
Investor Rights Agreement, dated as of August 5, 2026, by and among UWM Holdings Corporation, UWM Holdings, LLC and the investors named therein (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

10.26
Support and Backstop Purchase Agreement, dated as of August 5, 2026, by and among UWM Holdings Corporation, Mat Ishbia, SFS Group Capital, LLC and the Purchasers named therein (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

10.27
Amended and Restated Tax Receivable Agreement, dated as of August 5, 2026, by and among SFS Holding Corp. and UWM Holdings Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on August 5, 2026).

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

UWM HOLDINGS CORPORATION

Date: November 6, 2026	By:	/s/ Rami Hasani
Rami Hasani
Executive Vice President, Chief Financial Officer